Form 10-Q
period 2010-01-31
Goa Sweet Tours Ltd.
filed 2010-02-16
CIK 1472468

FORM 10-Q FOR PERIOD ENDING JANUARY 31, 2010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

OR

(Registrant’s telephone number)

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-147394

GOA SWEET TOURS LTD.

 (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	98-0632932 (IRS Employer Identification No.)

H. no. 889, Ascona, Patem,

Benaulim, Goa, India 403716

(Address of principal executive offices)

Telephone: (011) 91989-055-77-27 Facsimile: (011) 91832-27-89-49

(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes        No   X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                Yes    X    No

5,000,000 shares of registrant’s common stock, $0.001 par value, were outstanding at February 11, 2010. Registrant has no other class of common equity.

Transitional Small Business Disclosure Format (Check one). YES o NO x

PART I.

FINANCIAL INFORMATION

Item 1

Financial Statements.

Goa Sweet Tours Ltd.

(A Development Stage Company)

Balance Sheets

	January 31, 2010 $	July 31, 2009 $
	(unaudited)

ASSETS
Current assets
Cash	13,258	9,741
Total current assets	13,258	9,741

Total assets	13,258	9,741

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	-	4,267
Related party advances payable	21,455	-
Total current liabilities	21,455	4,267
Total liabilities	21,455	4,267

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock:  $0.001 par value, 100,000,000 authorized, 0 issued and outstanding
Common stock: $0.001 par value, 100,000,000 authorized, 5,000,000 issued and                                   outstanding as of  January 31, 2010 and July 31, 2009, respectively

	- 5,000	- 5,000
Additional paid-In capital	20,000	20,000
Deficit accumulated during the development stage	(33,197)	(19,526)
Total stockholders’ equity (deficit)	(8,197)	5,474

Total liabilities and stockholders’ equity (deficit)	13,258	9,741

(See Notes to the Financial Statements)

Goa Sweet Tours Ltd.

(A Development Stage Company)

Statements of Operations

 (Unaudited)

	For the Three Months		For the Six Months		Period From September 2, 2008 (inception) to
	Ended January 31		Ended January 31		January 31,
	2010	2009	2010	2009	2010
	$	$	$	$	$
Expenses
General and administrative	1,474	2,284	1,553	3,222	4,812
Professional fees	750	10,872	12,118	11,266	28,385
Net loss	(2,224)	(13,156)	(13,671)	(14,488)	(33,197)

Net loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding – basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

(See Notes to the Financial Statements)

Goa Sweet Tours Ltd.

(A Development Stage Company)

Statements of Cash Flows

 (Unaudited)

	For the Six Months		Period From September 2, 2008 (inception) to
	Ended January 31,		January 31,
	2010	2009	2010
	$	$	$
Cash flows from operating activities
Net loss	(13,671)	(14,488)	(33,197)
Change in operating assets and liabilities
Accounts payables and accrued liabilities	(4,267)	4,267	-
Net cash used In operating activities	(17,938)	(10,221)	(33,197)

Cash flows from financing activities
Proceeds from common stock issued for cash	-	25,000	25,000
Proceeds from related party advances payable	21,455	-	21,455
Net cash provided by financing activities	21,455	25,000	46,455

Net increase in cash	3,517	14,779	13,258
Cash – beginning of period	9,741	-	-

Cash – end of period	13,258	14,779	13,258

Supplemental cash flow information:
Cash paid for:
- Interest	−	−	−
- Income tax	−	−	−

(See Notes to the Financial Statements)

Goa Sweet Tours Ltd.

 (A Development Stage Company)

Notes to the Financial Statements
January 31, 2010
(Unaudited)

Note 1:

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended July 31, 2009 included in the Company’s Registration Statement filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement Form S-1. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending July 31, 2010.

The Company has evaluated subsequent events for recognition or disclosure through to the date these financial statements were available for issuance, February 10, 2010.

Note 2:

Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. Management plans to raise cash from public or private debt or equity financing on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

Note 3:

Related Party Advances Payable

As of January 31, 2010 the Company received $21,455 from an associate of the Company. These advances are unsecured, due on demand and non-interest bearing.

Item 2.

Management's Discussion and Analysis.

Plan of Operation

The Company

Goa Sweet Tours Ltd. was incorporated in the State of Delaware on September 2, 2008. We were formed to provide personalized concierge tour packages to tourists who visit the State of Goa, India. We initially plan to market our packages to tourists already in the State of Goa through the relationships with travel agents and small resort operators that our President, Mr. Chuntan Vernekar, has developed through his years of experience in the tour business. We also plan to develop a website for advertising our services which will be the virtual business card and portfolio for the Company.

We are a development stage company and we are a company without revenues or operations. We have minimal assets and have incurred losses since inception. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market.  Our business plan anticipates that our sales will begin in October 2010, the start of the tourist season in Goa.

Our administrative offices are currently located at the premises of our President, Chuntan Vernekar, who provides such space to us on a rent-free basis at H. no. 889, Ascona, Patem, Benaulim, Goa, India. We plan to use these offices until we require larger space.

Plan of Operations

We intend to develop all-inclusive travel packages that will provide concierge-style personalized service for the visitor who travels to Goa.  Many large hotels and resorts have their own tour services and websites and we will be competing with the foregoing. We intend to differentiate ourselves by offering a much more personalized service. We intend to act as a personal concierge or executive assistant throughout the duration of the trip.

We also hope to create strategic partnerships with smaller hotels and resorts that do not have their own tour services and that will recommend our services to the visitors to Goa. The partnerships that we plan to develop will enable us to grow our customer base and expand our business by increasing exposure to our website to the consumers that view our sponsors’ websites.  We have not yet attempted to create any strategic partnerships or develop our website.

We expect that our customers will be able to choose from tour packages that involve travel in and throughout the State of Goa. The tours may include nature adventures, shopping sprees and relaxation-oriented getaways.  We plan to offer tours to families and groups of friends or individuals up to a maximum of eight people.  The tours within the State of Goa will be one-day tours. Tours outside of Goa will last up to one week.  Tour clients will be responsible for their own food and lodging, although we will provide recommendations. We plan to use trilingual guides (in English, Konkani (the native language of Goans) and Hindi) for each package.  Our tours will also include car, chauffeur, and dinner reservations to places of our guests’ choosing. Initially all of our cars will be leased, although we, may, in the future, purchase a vehicle with a capacity for four passengers.

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change.

We have not conducted any market research into the likelihood of success of our operations or the acceptance of our products or services by the public.  We are relying on the experience of our President, Mr. Chuntan Vernekar, who will be devoting approximately 15 hours a week of his time to our operations. Once we begin operations, and are able to attract clients to use our services, Mr. Vernekar has agreed to commit more time as required.

Other than investigating potential technologies in support of our business purpose and the preparation of our plan of operations, we have had no material business operations since our inception in September 2008. At present, we have yet to acquire or develop the necessary technology assets in support of our business purpose.

Currently, our President devotes approximately 15 hours a week to the Company. We have been issued a "substantial doubt" going concern opinion from our auditors and our only asset is our cash balance of $13,258 consisting of $25,000 generated from the issuance of shares to our sole officer and director and advance of $21,455 from an associate of the Company, less costs incurred to date.

During the six months ended January 31, 2010, we have initiated or completed the following:

a.

On December 11, 2009 our Company’s registration statement submission as filed with the Securities and Exchange Commission became effective.

b.

We plan to offer a total 3,000,000 share of our common stock at a fixed price of $.01 per share.  Mr. Vernekar, our officer and director, will offer the shares to his friends, family members and business acquaintances.

c.

We have retained services of professional to incorporate an Indian subsidiary to be called “Goa Excursions Private Limited”.

Our plans for the next three months include:

•

Complete the offering a total 3,000,000 share of our common stock;

•

begin our website, which is expected to take two to four months with a maximum total cost of $18,000 to complete the website; and

•

continue to develop and enhance our relationships with tour and hotel and resort operators and staff.

Results of Operations

We did not earn any revenues for the six months ended January 31, 2010 and from inception on September 2, 2008 to January 31, 2010. We do not expect to realize any revenues until winter 2010, when the Goan tourist season commences. Our revenue will be generated from fees paid by customers for transportation services and tour packages, as well as commissions from the operators of various tour destinations for introducing them to our customers.

For the three months ended January 31, 2010, we incurred operating expenses in the amount of $2,224 which mainly comprised of general and administrative costs totaling $1,474. For the three months ended January 31, 2009, we incurred operating expenses in the amount of $13,156 which mainly comprised of professional fees totaling $10,872.

For the six months ended January 31, 2010, we incurred operating expenses in the amount of $13,671 which mainly comprised of professional fees totaling $12,118. For the six months ended January 31, 2009, we incurred operating expenses in the amount of $14,488 which mainly comprised of professional fees totaling $11,266. From inception on September 2, 2008 to January 31, 2010, we have incurred operating expenses totaling in the amount of $33,197.

During the first stages of our growth, Mr. Vernekar will provide all the labor required to operate the website, travel arrangements and bookings at no additional cost.

Liquidity and Capital Resources

As at January 31, 2010, we had a cash balance of $13,258.

We do not anticipate generating any revenue for the foreseeable future. Other than the shares offered by this prospectus, no other source of capital has been has been identified or sought. If we experience a shortfall in operating capital prior to funding from the proceeds of this offering, our director has verbally agreed to advance the Company funds to complete the registration process to the maximum of $20,000.

 When additional funds become required, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, our business will fail.

We anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that a development stage

Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors are disclosed factors include, but are not limited to:

  our ability to raise additional funding;

  the results of our proposed operations

The detailed analysis of the risk factors is disclosed our Company’s registration statement Form S-1_ as filed with the Securities and Exchange Commission.

Going Concern Consideration

 The report of our independent registered accounting firm raises substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in 2010.

Professional fees

We expect to incur approximately $9,000 in professional fees to support our 10-Q quarterly filings and annual 10-K filing.

Risks and Uncertainties

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations. “Risk Factors” section of our July 31, 2009 Form S-1, includes a detailed discussion of these factors which have not changed materially from those included in this Form 10-Q.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3. Qualitative and Quantitative Disclosure about Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

Controls and Procedures over Financial Reporting

Additionally, there were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibits

Exhibit Number	Description of Exhibit

3.1*	Articles of Incorporation*
3.2*	Bylaws*
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GOA SWEET TOURS LTD.
(Registrant)

Date: February 11, 2010

By: /s/ Chuntan Vernekar

Chuntan Vernekar
Principal Executive Officer
Principal Financial Officer and Director