Form 10-Q
period 2010-04-30
Goa Sweet Tours Ltd.
filed 2010-06-07
CIK 1472468

+FORM 10-Q FOR PERIOD ENDING APRIL 30, 2010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-161997

GOA SWEET TOURS LTD.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0632932 (IRS Employer Identification No.)

H. no 889, Ascona, Patem
Benaulim, Goa, India 403716

 (Address of principal executive offices)

(011) 91-98-90-55-77-27

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

                Yes    X    No

8,000,000 shares of registrant’s common stock, $0.001 par value, were outstanding at June 4, 2010. Registrant has no other class of common equity.

PART I.      FINANCIAL INFORMATION

Item 1         Consolidated Financial Statements.

Goa Sweet Tours Ltd.

(A Development Stage Company)

Consolidated Balance Sheets

	April 30, 2010 -$-	July 31, 2009 -$-
	(Unaudited)
ASSETS
Current assets
Cash	18,209	9,741
Total current assets	18,209	9,741
Total assets	18,209	9,741

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	487	4,266
Related party advances payable	2,774	-
Total current liabilities	3,261	4,266
Total liabilities	3,261	4,266

STOCKHOLDERS’ EQUITY

Preferred stock: $0.001 par value, 100,000,000 authorized,0 issued and outstanding	-	-
Common shares: $0.001 par value, 100,000,000 authorized, 8,000,000 and 5,000,000 issued and outstanding as of April 30, 2010 and July 31, 2009 respectively.	8,000	5,000
Additional paid-in capital	47,000	20,000
Deficit accumulated during the development stage	(40,052)	(19,525)
Total stockholders’ equity	14,948	5,475
Total liabilities and stockholders’ equity	18,209	9,741

(See Notes to the consolidated financial statements)

Goa Sweet Tours Ltd.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months		Period From September 2, 2008 (inception) to
	Ended April 30		Ended April 30		April 30,
	2010	2009	2010	2009	2010
	$	$	$	$	$
Expenses:
General and administrative	4,652	18	6,205	3,239	9,463
Professional fees	2,203	-	14,322	11,267	30,589
Net loss	(6,855)	(18)	(20,527)	(14,506)	(40,052)

Net loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding – basic and diluted	6,550,562	5,000,000	5,505,495	5,000,000

(See Notes to the consolidated financial statements)

Goa Sweet Tours Ltd.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months		Period From September 2, 2008 (inception) to
	Ended April 30,		April 30,
	2010	2009	2010
	$	$	$
Cash flows from operating activities
Net loss	(20,527)	(14,506)	(40,052)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payables and accrued liabilities	(3,779)	4,266	487
Net cash used In operating activities	(24,306)	(10,240)	(39,565)

Cash flows from financing activities
Proceeds from common stock issued for cash	30,000	25,000	55,000
Proceeds from related parties advances payables	24,999	-	24,999
Payments on related parties advances payables	(22,225)	-	(22,225)
Net cash provided by financing activities	32,774	25,000	57,774

Net increase (decrease) in cash	8,468	14,760	18,209
Cash – beginning of period	9,741	-	-

Cash – end of period	18,209	14,760	18,209

Supplemental cash flow information:
Cash paid for:
- Interest	−	−	−
- Income tax	−	−	−

(See Notes to the consolidated financial statements)

Goa Sweet Tours Ltd.
(A development Stage Company)
Notes to the consolidated financial statements
April 30, 2010
(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim consolidated financial statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended July 31, 2009 included in the Company’s Registration Statement filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement Form S-1. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the year ending July 31, 2010.

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

Note 3:  Related Party Advances Payable

The Company has received $24,999 as advances from associates of the Company’s management and has repaid $22,225. As at April 30, 2010 the Company is indebted in the amount of $2,774 to the associates of the Company’s management. These advances are unsecured, due on demand and non-interest bearing.

Note 4:  Related Party Transactions

For the period ended April 30, 2010 the Company had paid a total of $2,233 to the Company’s sole officer for administrative services rendered to the Company.

On January 6, 2010, the Company formed an Indian incorporated wholly owned subsidiary, Goa Excursions Private Limited. The subsidiary is structured as required by the laws of the State of Goa, India.

Note 5:  Capital Stock

During the period ended July 31, 2009, the Company issued 5,000,000 shares of common stock for total cash proceeds of $25,000 to the Company’s sole director and officer.

During the period ended April 30, 2010, the Company issued 3,000,000 shares of common stock for total cash proceeds of $30,000.

Item 2.

Management's Discussion and Analysis of Financial Conditions and Results of Operations.

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

There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation.

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

Plan of Operation

About Our Company

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

During the nine months ended April 30, 2010, we have initiated or completed the following:

a.

On December 11, 2009 our Company’s registration statement submission as filed with the Securities and Exchange Commission became effective.

b.

We completed the offering a total 3,000,000 share of our common stock at a fixed price of $.01 per share. Our placees were friends, family members and business acquaintances of Mr. Vernekar, our officer and director.

c.

We now have an Indian subsidiary called “Goa Excursions Private Limited”.

d.

We have retained an Indian technology provider to develop our website. The website will describe the variety of services that we offer and will contain links to the service providers with whom we have entered into strategic alliances.  Our goal is to create a website that is informative and easy-to-navigate.

e.

We have acquired our website domain, www.goaexecursions.com.

The next stage of our business plan is to develop our website, and begin marketing and promotion of our services which includes producing print media and developing relationships with Goan hotels and travel agencies.

To develop our website, we will begin to design an information page which will utilize artwork and a logo and include our mission statement, a brief biography of our President, pictures of locations, our services, fee structure, contact information and ordering instructions. This information page will serve as an “e-brochure.”  We plan to distribute the e-brochure electronically via the internet in accordance with all laws governing online solicitation known as spam mail. We plan to obtain the email addresses from various alliances such as hotel operators and travel agents. We will contract web space from a local Internet service provider.  We intend to establish an office in our President’s premises to maintain the website and database. This will include physical office space, computer equipment, telephones and other assets as required to maintain the operations.

We expect the development of our website to take approximately 2 to 4 months.  The initial cost will be $4,000.  We intend to register and list our web address with widely used search engines and directories.

We also plan to develop a colorful print brochure which will mirror our website’s e-brochure. These print brochures will be given to travel agents, hotels and resorts. We anticipate the cost for the development and printing of brochures will be approximately $2,000.

To date, we have not secured relationships with any hotels or service providers, although our president has begun meeting with the managers/operators of various small and midsize resorts, restaurants, spice farms, and jewelry and carpet shops to discuss the tour packages and services which we plan to provide.  The initial budget for our marketing and promotions, including travel costs, is $3,000.

Our complete budget for the next stage of our business plan is as follows:

Brochures, Marketing and Promotion	3,000

Website Development	4,000
Miscellaneous Administrative Expenses	2,000
Total	$9,000

Since we became a reporting company we are responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Qs.

The shareholders may read and copy any material filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street N.W., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which we have filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.

Results of Operations

We did not earn any revenues for the nine months ended April 30, 2010 and from inception on September 2, 2008 to April 30, 2010. We do not expect to realize any revenues until winter 2010, when the Goan tourist season commences. Our revenue will be generated from fees paid by customers for transportation services and tour packages, as well as commissions from the operators of various tour destinations for introducing them to our customers.  Since inception, we sold 8,000,000 shares of common stock for total proceeds of $55,000.

For the three months ended April 30, 2010, we incurred operating expenses in the amount of $6,855 which mainly comprised of professional fees totaling $4,652 and general administrative expenses totaling $2,203. For the three months ended April 30, 2009, we incurred operating expenses in the amount of $18.

For the nine months ended April 30, 2010, we have incurred a total operating expense in the amount of $20,527 which mainly comprises of professional fees totaling $14,322 and general and administrative expenses totaling $6,205. For the nine months ended April 30, 2009, we have incurred a total operating expense in the amount of $14,506 which mainly comprises of professional fees totaling $11,267 and general and administrative expenses totaling $3,239.

We incurred total operating expenses in the amount of $40,052 from inception on September 2, 1008 through April 30, 2010.  These operating expenses comprised of professional fees totaling $30,589 and general administrative expenses totaling $9,463.

Liquidity and Capital Resources

As at April 30, 2010, we had a cash balance of $18,209.

We do not anticipate generating any revenue for the foreseeable future. Other than the shares offered during the quarter ended April 30, 2010, no other source of capital has been has been identified or sought. If we experience a shortfall in operating capital, our director has verbally agreed to advance the Company a maximum of $20,000.

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

Going Concern Consideration

 The report of our independent registered accounting firm for the year ended July 31, 2009 raises substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in 2010.

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

Item 1A.

Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 11, 2009, the SEC declared our Form S-1 registration statement effective allowing us to sell 3,000,000 shares of common stock at an offering price of $0.01 per share. There was no underwriter involved in our public offering. On March 13, 2010, the Company completed its public offering by issuing 3,000,000 shares of common stock and raising $30,000.

    The funds plan to use as follows:

General and administrative expenses	$5,000
Consulting Fees and website development	$10,000
Legal and accounting Fees	$15,000
Total	$30,000

 From inception through September 2, 2008, we sold 5,000,000 shares of common stock to our sole officer and director for $25,000.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a.

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

Date: June 4, 2010

By: /s/ Chuntan Vernekar

Chuntan Vernekar
Principal Executive Officer
Principal Financial Officer and Director