Form 10-K
period 2010-07-31
Goa Sweet Tours Ltd.
filed 2010-08-27
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended July 31, 2010

Or

 TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-161997

GOA SWEET TOURS LTD.

(Exact Name of Small Business Issuer as specified in its charter)

Delaware	98-0632932
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

H. no. 889, Ascona, Patem,

Benaulim, Goa, India 403716

 (Address of principal executive offices)

Securities Registered Under Section 12(b) of the Exchange Act:

None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act

              Yes [   ]   No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act

              Yes [   ]   No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days. [X ] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes o No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [   ] Yes [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 3,000,000 common shares at $0.01* = $30,000. (* - last price at which the Corporation offered stock for sale under its S-1 registration statement. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. As of August 25, 2010, no bid or asked prices are available. Registrant was approved for trading on the OTCBB on June 28, 2010.

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 8,000,000 common shares issued and outstanding as of August 25, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

TABLE OF CONTENTS

PART 1
Item 1	Description of Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders
Part II
Item 5	Market for Registrant’s Common Equity , Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosure of Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A(T)	Controls and Procedures
Item 9B	Other Information
PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence
PART IV
Item 14	Principal Accountant Fees and Services
Part 15	Exhibits, Financial Statements and Schedules

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.

A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" beginning on page 7, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The cautions outlined made in this statement and elsewhere in this document should not be construed as complete or exhaustive.  In many cases, we cannot predict factors which could cause results to differ materially from those indicated by the forward-looking statements.  Additionally, many items or factors that could cause actual results to differ materially from forward-looking statements are beyond our ability to control.  The Company will not undertake an obligation to further update or change any forward-looking statement, whether as a result of new information, future developments, or otherwise.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. References to common shares refer to common shares in our capital stock.

In this prospectus, “Goa Tours”, “the Company,” “we,” “us,” and “our,” refer to Goa Sweet Tours Ltd., unless the context otherwise requires. Unless otherwise indicated, the term “fiscal year” refers to our fiscal year ending July 31. Unless otherwise indicated, the term “common stock” refers to shares of the Company’s common stock, par value $0.001 per share.

PART I

Item 1.  Business.

Overview

Goa Sweet Tours Ltd. was incorporated in the State of Delaware on September 2, 2008. We were formed to provide personalized concierge tour packages to tourists who visit the State of Goa, India. We plan to market our tour packages to tourists already in the State of Goa through the relationships with travel agents and small resort operators that our President, Mr. Chuntan Vernekar, has developed through his years of experience in the tour business. We also plan to develop a website for advertising our services which will be the virtual business card and portfolio for the Company.

There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. The Company has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We are a development stage company and since inception, we have not generated consistent revenues and have incurred a cumulative net loss as reflected in the financial statements. We have minimal assets and have incurred losses since inception. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market.

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

We have been issued a "substantial doubt" going concern opinion from our auditors and our only asset is our cash balance of $14,429.

During the year ended July 31, 2010, we have initiated or completed the following:

a.

On December 11, 2009 our Company’s registration statement submission as filed with the Securities and Exchange Commission became effective.

b.

We completed the offering a total 3,000,000 share of our common stock at a fixed price of $.01 per share. Our placees were friends, family members and business acquaintances of Mr. Vernekar, our officer and director.

c.

We have acquired an Indian subsidiary to be called “Goa Excursions Private Limited”.

d.

We have retained an Indian technology provider to develop our website. The website will describe the variety of services that we offer and will contain links to the service providers with whom we have entered into strategic alliances.  Our goal is to create a website that is informative and easy-to-navigate.

e.

We have acquired our website domain,www.goaexecursions.com.

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

We expect the development of our website to take approximately 2 to 4 months.  The initial cost will be $4,000.  We intend to register and list our web address with widely used search engines and directories..

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

Our complete budget for the next stage of our business plan is as follows:

Brochures, Marketing and Promotion	$ 3,000

License application	2,000
Website Development	4,000
Miscellaneous Administrative Expenses	2,000
Total	$11,000

Since we became a reporting company it is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Qs.

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

Competition

The Company will compete against established companies with significantly greater financial, marketing, research and development, personnel, and other resources than the Company. Such competition could have a material adverse effect on the Company's profitability.

Item 1A Risk Factors

 We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

None

Item 2 Properties

Our administrative offices are currently located at the premises of our President, Chuntan Vernekar, who provides such space to us on a rent-free basis at H. no. 889, Ascona, Patem, Benaulim, Goa, India. We plan to use these offices until we require larger space.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

Item 4.  (REMOVED AND RESERVED)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since June 28, 2010 our shares have been listed for trading on the OTC Electronic Bulletin Board (OTCBB). The symbol is GOAS. There has been no active trading of our securities, and, therefore, no high and low bid pricing.

The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.

As of July 31, 2010,  the shareholders' list of our common shares showed 31 registered shareholders holding 8,000,000 shares; there are no shares held by broker-dealers. 5,000,000 shares are owned by our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Our common shares are issued in registered form. Empire Stock Transfer Co., Inc., of 2470 St. Rose Parkway, Henderson, NV 89074 is our stock transfer agent. They can be contacted by telephone at (702) 818-5898 and by facsimile at (702) 974-1444.

Holders

As of July 31, 2010, 8,000,000 shares of common stock were issued and outstanding.  There are 31 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance hereunder.

Purchases of equity securities by the Issuer and affiliated purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended July 31, 2010.

Item 6. Selected Financial Data

In addition to reading this section, you should read the financial statements section which contains all detailed financial information including our results of operations.

Statement of Operations Information:

	Year Ended July 31, 2010	Period from September 2, 2008 (Inception) to July 31, 2009
Revenues	$0	$0
Gross profit	0	0
Total Operating Expenses	24,141	19,525
Net income (loss)	(24,141)	(19,525)
Income (loss) per share (basic and diluted)	(0.00)	(0.00)

Balance Sheet Information:

	As of July 31, 2010	As of July 31, 2009
Working capital (deficit)	$11,334	5,475
Total assets	14,429	9,741
Total liabilities	3,095	4,266
Accumulated Deficit	(43,666)	(19,525)
Stockholders’ equity (deficit)	11,334	5,475

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations:

	Year Ended July 31, 2010	Period from September 2, 2008 (Inception) to July 31, 2009
Revenues	$-	$-
Total Operating Expenses	24,141	19,525
Net income (loss)	(24,141)	(19,525)

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended July 31, 2010 and 2009 are outlined in the table below:

	Year Ended July 31, 2010	Period from September 2, 2008 (Inception) to July 31, 2009
Professional fees	$16,571	$16,266
General and Administration fees	7,570	3,259
Total	24,141	19,525

Results of Operations

We did not earn any revenues for the year ended July 31, 2010 and from inception on September 2, 2008 to July 31, 2010. We do not expect to realize any revenues until winter 2010, when the Goan tourist season commences. Our revenue will be generated from fees paid by customers for transportation services and tour packages, as well as commissions from the operators of various tour destinations for introducing them to our customers.  Since inception, we sold 8,000,000 shares of common stock for total proceeds of $55,000.

For the year ended July 31, 2010, we have incurred a total operating expense in the amount of $24,141 which mainly comprises of professional fees totaling $16,571 and general and administrative expenses totaling $7,570. For the period ended July 31, 2009 we have incurred a total operating expense in the amount of $19,525 which mainly comprises of professional fees totaling $16,266 and general and administrative expenses totaling $3,259.

We incurred total operating expenses in the amount of $43,666 from inception on September 2, 2008 through July 31, 2010. These operating expenses comprised of professional fees totaling $32,837, and general administrative expenses totaling $10,829.

Professional fees: we incurred a total of $32,837 since inception in professional fees which can be attributed to our Company moving forward with its business plan, namely for the Company to be quoted on the OTCBB including fees for legal, accounting and filing.

General and administrative expenses: we incurred $10,829 since inception.

Research and development: we have not incurred any expenses for research and development since inception..

Income tax provision: As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Liquidity and Capital Resources

As at July 31, 2010, we had a cash balance of $14,429.

We do not anticipate generating any revenue for the foreseeable future. Other than the shares offered during the year ended July 31, 2010, no other source of capital has been has been identified or sought. If we experience a shortfall in operating capital, our director has verbally agreed to advance the Company to a maximum of $20,000.

When additional funds become required, the additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

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

  the results of our proposed operations

The detailed analysis of the risk factors is disclosed our Company’s registration statement Form S-1 as filed with the Securities and Exchange Commission.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above. Accordingly, we will require additional financing in order to continue operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due. We are pursuing various alternatives to meet our immediate and long-term financial requirements.

We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern Consideration

The report of our independent registered public accounting firm raises substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in 2011.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations. “Risk Factors” section of our July 31, 2009 Form S-1, includes a detailed discussion of these factors which have not changed materially from those included in this Form 10-Q.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales will made in Indian rupees, any exchange rate change affecting the value of the in Indian rupee relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the in Indian rupee were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the in Indian rupee were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

Item 8. Financial Statements and Supplementary Data

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Registered Public Accounting Firm issued by  LBB & Associates Ltd., LLP for the audited financial statements for the year ended July 31, 2010 and the periods from September 2, 2008 (inception) through July 31, 2009 and 2010 is included herein immediately preceding the audited financial statements.

Our audited financial statements are included following the signature page to this Form 10K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A(T). Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As of July 31, 2010, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended July 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of July 31, 2010. As a result of this assessment, management concluded that, as of July 31, 2010, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter ended July 31, 2010 covered by this report were not previously reported on Form 8-K.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals serve as the director and executive officer of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Age	Position
Chuntan Vernekar	32	President, Secretary/Treasurer, Chief Executive Officer and sole member of the Board of Directors.

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of mining or mining related projects. During the past year, our president, Ms. Boga and Mr. Boga, Chairman, spent approximately 6 hours per week on the affairs of our Company. For the coming year, it is anticipated that time commitment and requirement will remain approximately the same.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director, executive officer and key employee of our company, indicating the his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Chuntan Vernekar has been our President, Secretary, Treasurer and a member of the Board of Directors since our inception on September 2, 2008.  From 2002 to present, Mr. Vernekar has been owner and manager of a private chauffeur company, Goa Sweet Tours, which owns and operates three vehicles, one of which provides shuttle services to a five-star hotel in Goa, while the other two provide services to customers of various hotels and travel agencies.  For the last three years, Mr. Vernekar, through his company, Goa Sweet Tours, has provided tours in the States of Goa and Karnataka to numerous tourists.  From 1998 to 2002, Mr. Vernekar was employed by Taj Exotica Hotel in Goa as the general manager’s personal chauffeur.  During this time, he was required to take guests of the hotel’s general manager on certain tours, as dictated by the general manager.  From 1996 to 1998, Mr. Vernekar was a chauffeur for the staff of the Leela Kempinski Goa Hotel. Both hotels are designated as 5 star hotels.

Mr. Vernekar reads and speaks English, Hindi and Konkani fluently.  Management believes that Mr. Vernekar ‘s understanding of the English language, and his familiarity with British, American and Indian culture, will enable him to deal with a myriad of issues involving customer service.

Mr. Vernekar ‘s schedule allows him to spend up to 15 hours a week on the operations of our company. He has indicated to us that he will be willing to spend more time with the business as it grows.

Mr. Vernekar is not an officer or director of any other reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

Board Composition

Our Bylaws provide that the Board of Directors shall consist of at least one member, and that our shareholders shall determine the number of directors from time to time. Each director serves for a term that expires until the next annual meeting of shareholders and until his successor shall have been elected and qualified, or until his earlier resignation, removal from office, or death.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert.” As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our sole director, who is also our sole executive officer. Thus, there is an inherent conflict of interest.

 Director Independence

 We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that our sole director does not currently meet the definition of “independent” as within the meaning of such rules as a result of his current position as our executive officer.

 Significant Employees

 We have no significant employees other than the sole executive officer described above.

 Involvement in Certain Legal Proceedings

 No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

 Stockholder Communications with the Board

 We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort will be made to ensure that the views of stockholders are heard by the Board of Directors, and that appropriate responses are provided to stockholders in a timely manner. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Involvement in Certain Legal Proceedings

During the past five years, none of our officers, directors, promoters or control persons have had any of the following events occur:

  a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

  being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and/or being found by a court of competent jurisdiction, in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Code of Ethics

We have adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company’s Board of Directors does not have a separately designated audit committee or an “audit committee financial expert.” Audit committee functions are performed by our Board of Directors. None of our directors is deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

The Board of Directors does not have an audit committee financial expert at this time due to the fact that the Company has only limited operations and no revenues.  We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

General

Since our incorporation on September 2, 2008, we have not compensated and have no arrangements to compensate our sole officer and director Mr. Vernekar for his services to us as an officer.

The following table sets forth the compensation paid by us for the period from inception until the fiscal year ending July 31, 2010 for our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Chuntan Vernekar President, Secretary, Treasurer and Director	2010 2009	- -	- -	- -	- -	- -	- -

Outstanding Equity Awards at 2010 Fiscal Year-End

 We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our sole executive officer and director since our inception; accordingly, none were outstanding at July 31, 2010.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

 There are currently no employments or other contracts or arrangements with our executive officer. There are no compensation plans or arrangements, including payments to be made by us, with respect to our sole officer or director that would result from the resignation, retirement or any other termination of such person from us. There are no arrangements for our sole director or officer that would result from a change-in-control.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

Compensation of Directors

The sole member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with our officers or directors other than those disclosed in this report. There are no compensation plans or arrangements, including payments to be made by our Company, with respect to the officers, directors, employees or consultants that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

Our director and executive officer or any associate or affiliate of our company during the last two fiscal years, is not or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On September 2, 2008, we issued an aggregate of 5,000,000 shares of our common stock to our sole officer and director for aggregate consideration of $25,000.

The following table sets forth information regarding the beneficial ownership of our common stock , as of the date of this report,  for our sole officer and director.  There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock. The shareholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name and Title	Amount of Beneficial Ownership	Percentage
Chuntan Vernekar President, Treasurer, Secretary and Director	5,000,000	62.5%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2010 and for fiscal year ended July 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31 2010	July 31, 2009
Audit Fees	$8,375	$4,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$8,375	$4,000

 Audit Fees: The aggregate fees billed by the independent accountants for the last two fiscal years are for professional services for the audit of our annual financial statements and the review of our Form 10-Q and other services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees: The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was nil

Tax Fees: During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed above.

All Other Fees: During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed above.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.       Exhibits, Financial Statement Schedules

(a)	Financial Statements
(1)	Financial statements for our Company are presented after the signature of this document
(b)	Exhibits
Exhibit No.	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
(10)	Others
10.1*	Audit Committee charter (1)
10.2 *	Code Of Business Conduct & Ethics and Compliance (1)

(31)	Section 302 Certification
31.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certification
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOA SWEET TOURS LTD.
(Registrant)

Date: August 25, 2010

By: /s/ Chuntan Vernekar

Chuntan Vernekar
Principal Executive Officer
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GOA SWEET TOURS LTD.
(Registrant)

Date: August 25, 2010

By: /s/ Chuntan Vernekar

Chuntan Vernekar
Principal Executive Officer
Principal Financial Officer and Director

GOA SWEET TOURS LTD.

(A Development Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Goa Sweet Tours Ltd.
(A Development Stage Company)
Benaulim, Goa, India

We have audited the accompanying consolidated balance sheets of Goa Sweet Tours Ltd. (the “Company”) as of July 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended July 31, 2010 and for the periods from September 2, 2008 (Inception) through July 31, 2009 and  2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goa Sweet Tours Ltd. as of July 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the year ended July 31, 2010 and for the periods from September 2, 2008 (Inception) through July 31, 2009 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding this matter also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas

August 25, 2010

GOA SWEET TOURS LTD. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS July 31, 2010 and 2009
	July 31, 2010 -$-	July 31, 2009 -$-
ASSETS
Current assets
Cash	14,429	9,741
Total current assets	14,429	9,741
Total assets	14,429	9,741

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	-	4,266
Related party advances payable	3,095	-
Total current liabilities	3,095	4,266
Total liabilities	3,095	4,266

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 100,000,000 authorized,0 issued and outstanding	-	-
Common shares: $0.001 par value, 100,000,000 authorized, 8,000,000 and 5,000,000 issued and outstanding as of July 31, 2010 and 2009 respectively.	8,000	5,000
Additional paid-in capital	47,000	20,000
Deficit accumulated during the development stage	(43,666)	(19,525)
Total stockholders’ equity	11,334	5,475
Total liabilities and stockholders’ equity	14,429	9,741

The accompanying notes are an integral part of these consolidated financial statements

GOA SWEET TOURS LTD.
(A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended July 31, 2010 $	Period from September 2, 2008 (Inception) to July 31, 2009 $	Period from September 2, 2008 (Inception) to July 31, 2010 $

EXPENSES
General and administrative	7,570	3,259	10,829
Professional fees	16,571	16,266	32,837
NET LOSS	(24,141)	(19,525)	(43,666)

Basic and diluted net loss per share	(0.00)	(0.00)
Weighted average shares outstanding	6,150,685	5,000,000

The accompanying notes are an integral part of these consolidated financial statements.

GOA SWEET TOURS LTD.
(A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended July 31, 2010 $	Period from September 2, 2008 (inception) to July 31, 2009 $	Period From September 2, 2008 (inception) to July 31, 2010 $
Cash flows from operating activities
Net loss	(24,141)	(19,525)	(43,666)
Adjustment to reconcile to net cash provided by operating activities
Change in operating assets and liabilities
Accounts payables and accrued liabilities	(4,266)	4,266	-
Net cash used in operating activities	(28,407)	(15,529)	(43,666)

Cash flows from financing activities
Proceeds from issuance of common stock	30,000	25,000	55,000
Proceeds from related party advances payables	3,095	-	3,095
Net cash provided by financing activities	33,095	25,000	58,095

Increase (decrease) in cash	4,688	9,741	14,429
Cash – beginning of period	9,741	-	-
Cash – end of period	14,429	9,741	14,429

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−	−
Income tax	−	−	−

The accompanying notes are an integral part of these consolidated financial statements.

GOA SWEET TOURS LTD.
(A Development Stage Company) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Number	Par Value	Capital	Stage	Total

Balance, September 2, 2008 (inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash	5,000,000	5,000	20,000	-	25,000
Net loss	-	-	-	(19,525)	(19,525)

Balance, July 31, 2009	5,000,000	5,000	20,000	(19,525)	5,475
Common stock issued for cash	3,000,000	3,000	27,000	-	30,000
Net loss	-	-	-	(24,141)	(24,141)

Balance, July 31, 2010	8,000,000	$ 8,000	$ 47,000	$ (43,666)	$ 11,334

The accompanying notes are an integral part of these consolidated financial statements.

GOA SWEET TOURS LTD.
(A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2010

1.  NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Delaware on September 2, 2008 and is in the development stage.  The Company was formed to provide personalized concierge tour packages to tourists who visit the State of Goa, India.

In accordance with ASC 915 Development Stage Entities, the Company is considered to be in the development stage.  Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $43,666 as at July 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary, Goa Excursion (Ptv) Ltd. All significant intercompany balances and transactions have been eliminated in consolidation

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Fair Value of Financial Instruments

The carrying value of cash and accounts payables and accrued liabilities approximates their fair value because of the short-term nature of these instruments.  Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original purchase maturity of three months or less when purchased to be cash equivalents.

Foreign Currency Translation

The Company’s functional currency is United States (“U.S.”) dollars as substantially all of the Company’s operations use this denomination. The financial statements are presented in U.S. dollars.  In accordance with ASC 830 Foreign Currency Matters, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

GOA SWEET TOURS LTD.
(A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2010

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue

The Company’s revenues will be derived principally by providing tour packages to tourists in Goa, India. The Company has generated no revenues to date. The Company plans to recognize revenue on arrangements in accordance with ASC 605, Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Intellectual Properties

The Company has adopted the provisions of ASC 350-50, Web Site Development Costs. Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. Expenses subsequent to the launch will be expensed as research and development expenses. The Company will expense upgrades and revisions to its website as incurred.  The Company incurred no costs for research and development during fiscal 2010.  Once the Company’s website is fully operational, this asset will be amortized over a sixty month period.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Income Taxes

Income taxes are provided in accordance with ASC 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At July 31, 2010 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

3.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.  Mr. Chuntan Vernekar, sole officer and director of the Company, provides the Company with use of office space and services free of charge.

For the period ended July 31, 2010 the Company paid a total of $2,233 to the Company’s sole officer for administrative services rendered to the Company.

GOA SWEET TOURS LTD.
(A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2010

4.  RELATED PARTY ADVANCES PAYABLES

As at July 31, 2010 the Company received $3,095 from associates of the Company’s management. These advances are unsecured and non-interest bearing.

5.  CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of $0.001 per share.

The total number of preferred shares authorized that may be issued by the Company is 100,000,000 shares with a par value of $0.001 per share. The preferred stock may be issued in one or more series, from time to time, with each series to have such designation, relative rights, preference or limitations, as adopted by the Company’s Board of Directors.

During the period ended July 31, 2009, the Company issued 5,000,000 shares of common stock for total cash proceeds of $25,000 to the Company’s sole director and officer. During the year ended July 31, 2010, the Company issued 3,000,000 shares of common stock for total cash proceeds of $30,000:

	Number of Shares	Amount
Shares issued for cash
Pursuant to issuance of common ($0.001 each) on September 2, 2008	5,000,000	$25,000
Pursuant to issuance of common ($0.01 each) on February 22, 2010	3,000,000	30,000
Balance, July 31, 2010	8,000,000	$55,000

At July 31, 2010, there were no outstanding stock options or warrants.

6.    INCOME TAXES

As of July 31, 2010, the Company had net operating loss carry forwards of $43,666 that may be available to reduce future years’ taxable income through to Year 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below

	For the Year Ended July 31, 2010	From September 2, 2008 (Inception) to July 31, 2009
Net operating loss	$ 24,141	$ 19,525
Statutory tax rate	34%	34%
Refundable federal income tax attributable to current operations	8,208	6,638
Change in valuation allowance	(8,208)	(6,638)
Net refundable amount	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is as follows:

	July 31, 2010	July 31, 2009
Deferred tax asset attributed to:
Net operating loss	$ 14,846	$ 6,638
Less, valuation allowance	(14,846)	(6,638)
Net deferred tax assets	$ -	$ -