Form 10-Q
period 2010-10-31
Goa Sweet Tours Ltd.
filed 2010-11-12
CIK 1472468

FORM 10-Q FOR PERIOD ENDING OCTOBER 31, 2010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

                Yes    X    No

8,000,000 shares of registrant’s common stock, $0.001 par value, were outstanding at November 10, 2010. Registrant has no other class of common equity.

PART I.     FINANCIAL INFORMATION

Item 1        Consolidated Financial Statements.

Goa Sweet Tours Ltd.

(A Development Stage Company)

Consolidated Balance Sheets

	October 31, 2010 -$-	July 31, 2010 -$-
	(Unaudited)
ASSETS
Current assets
Cash	9,197	14,429
Total current assets	9,197	14,429
Total assets	9,197	14,429

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	8,590	-
Related party advances payable	4,968	3,095
Total current liabilities	13,558	3,095
Total liabilities	13,558	3,095

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock: $0.001 par value, 100,000,000 authorized,0 issued and outstanding	-	-
Common shares: $0.001 par value, 100,000,000 authorized, 8,000,000 and 8,000,000 issued and outstanding as of October 31, 2010 and July 31, 2010 respectively.	8,000	8,000
Additional paid-in capital	47,000	47,000
Deficit accumulated during the development stage	(59,361)	(43,666)
Total stockholders’ equity (deficit)	(4,361)	11,334
Total liabilities and stockholders’ equity (deficit)	9,197	14,429

(See Notes to the consolidated financial statements)

Goa Sweet Tours Ltd.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

For the Three Months			Period From September 2, 2008 (inception) to
Ended October 31			October 31,
	2010	2009	2010
	$	$	$
Expenses:
General and administrative	10,445	79	21,274
Professional fees	5,250	11,369	38,087
Net loss	(15,695)	(11,448)	(59,361)

Net loss per share – basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding – basic and diluted	8,000,000	5,000,000

(See Notes to the consolidated financial statements)

Goa Sweet Tours Ltd.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months		Period From September 2, 2008 (inception) to
	Ended October 31,		October 31,
	2010	2009	2010
	$	$	$
Cash flows from operating activities
Net loss	(15,695)	(11,448)	(59,361)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payables and accrued liabilities	8,590	6,695	8,590
Net cash used In operating activities	(7,105)	(4,753)	(50,771)

Cash flows from financing activities
Proceeds from common stock issued for cash	-	-	55,000
Proceeds from related parties advances payables	1,873	-	4,968
Net cash provided by financing activities	1,873	-	59,968

Net increase (decrease) in cash	(5,232)	(4,753)	9,197
Cash – beginning of period	14,429	9,741	-

Cash – end of period	9,197	4,988	9,197

Supplemental cash flow information:
Cash paid for:
- Interest	−	−	−
- Income tax	−	−	−

(See Notes to the consolidated financial statements)

Goa Sweet Tours Ltd.
(A Development Stage Company)
Notes to the consolidated financial statements
October 31, 2010
(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim consolidated financial statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2010 included in the Company’s Registration Statement filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending July 31, 2011.

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

Note 3:  Related Party Advances Payable

As at October 31, 2010 the Company received $4,968 from associates of the Company’s management. These advances are unsecured, payable on demand and non-interest bearing.

Note 4:  Related Party Transactions

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

At October 31, 2010, there were no outstanding stock options or warrants.

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

We are a development stage company and we are a company without revenues or operations. We have minimal assets and have incurred losses since inception. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market.  We had anticipated that our sales will begin in October 2010; the start of the tourist season in Goa, but due to unforeseen commitment, our President cannot be presently available to get our business plan forward. We plan to move forward mid-2011.

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

Due to an unforeseen obligation, our President, Mr. Vernekar, has had to go and stay temporarily in UAE where he will implement a new hotel’s driver car pool. He is unable presently to devote time to conduct any market research into the likelihood of success of our operations or the acceptance of our products or services by the public.  As such, presently we have not able to commence any operations and we have to conserve our cash position and have ceased the development of our website, www.goaexecursions.com.

Upon return of Mr. Vernekar, the next stage of our business plan is to develop our website, and begin marketing and promotion of our services which includes producing print media and developing relationships with Goan hotels and travel agencies.

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

Results of Operations

We did not earn any revenues for the three months ended October 31, 2010 and from inception on September 2, 2008 to October 31, 2010. We do not expect to realize any revenues until winter 2011, when the Goan tourist season commences. Our revenue will be generated from fees paid by customers for transportation services and tour packages, as well as commissions from the operators of various tour destinations for introducing them to our customers.  Since inception, we sold 8,000,000 shares of common stock for total proceeds of $55,000.

For the three months ended October 31, 2010, we incurred operating expenses in the amount of $15,695 which mainly comprised of professional fees totaling $5,250 and general and administrative expenses totaling $10,445 relating to transfer agent fees. For the three months ended October 31, 2009, we incurred operating expenses in the amount of $11,448 which mainly comprises of professional fees totaling $11,369 and general and administrative expenses totaling $79.

We incurred total operating expenses in the amount of $59,361 from inception on September 2, 2008 through October 31, 2010.  These operating expenses comprised of professional fees totaling $38,087 and general and administrative expenses totaling $21,274.

Liquidity and Capital Resources

As at October 31, 2010, we had a cash balance of $9,197 and current liabilities of $13,558.

We do not anticipate generating any revenue for the foreseeable future. No other source of capital has been identified or sought. We will experience a shortfall in operating capital, our director has verbally agreed to advance the Company a maximum of $10,000.

When additional funds become required, the additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan. In the absence of such financing, our business will fail.

We anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that we a development stage company.

Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors are disclosed factors include, but are not limited to:

  our ability to raise additional funding;

  the results of our proposed operations

The detailed analysis of the risk factors is disclosed in our Company’s registration statement Form S-1 as filed with the Securities and Exchange Commission.

Going Concern Consideration

 The report of our independent registered accounting firm for the year ended July 31, 2010 raises substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in fiscal 2011.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations. “Risk Factors” section of Form 10-K as filed on August 27, 2010 and it includes a detailed discussion of these factors which have not changed materially from those included in this Form 10-Q.

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

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Removed and Reserved.

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

Date: November 10, 2010

By: /s/ Chuntan Vernekar

Chuntan Vernekar
Principal Executive Officer
Principal Financial Officer and Director