Form 10-Q
period 2011-01-31
Goa Sweet Tours Ltd.
filed 2011-02-23
CIK 1472468

FORM 10-Q FOR PERIOD ENDING JANUARY 31, 2011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

                Yes    X    No

8,000,000 shares of registrant’s common stock, $0.001 par value, were outstanding at February 18, 2011. Registrant has no other class of common equity.

PART I.    FINANCIAL INFORMATION

Item 1       Consolidated Financial Statements.

Goa Sweet Tours Ltd.

(A Development Stage Company)

Consolidated Balance Sheets

	January 31, 2011 -$-	July 31, 2010 -$-
	(Unaudited)
ASSETS
Current assets
Cash	1,168	14,429
Total current assets	1,168	14,429
Total assets	1,168	14,429

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	8,590	-
Related party advances payable	425	3,095
Total current liabilities	9,015	3,095
Total liabilities	9,015	3,095

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock: $0.001 par value, 100,000,000 authorized,0 issued and outstanding	-	-
Common shares: $0.001 par value, 100,000,000 authorized, 8,000,000 and 8,000,000 issued and outstanding as of January 31, 2011 and July 31, 2010 respectively.	8,000	8,000
Additional paid-in capital	47,000	47,000
Deficit accumulated during the development stage	(62,847)	(43,666)
Total stockholders’ equity (deficit)	(7,847)	11,334
Total liabilities and stockholders’ equity (deficit)	1,168	14,429

(See Notes to the consolidated financial statements)

Goa Sweet Tours Ltd.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months		Period From September 2, 2008 (inception) to
	Ended January 31		Ended January 31		January 31,
	2011	2010	2011	2010	2011
	$	$	$	$	$
Expenses
General and administrative	1,986	1,474	12,431	1,553	23,259
Professional fees	1,500	750	6,750	12,118	39,588
Net loss	(3,486)	(2,224)	(19,181)	(13,671)	(62,847)

Net loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding – basic and diluted	8,000,000	5,000,000	8,000,000	5,000,000

(See Notes to the consolidated financial statements)

Goa Sweet Tours Ltd.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months		Period From September 2, 2008 (inception) to
	Ended January 31,		January 31,
	2011	2010	2011
	$	$	$
Cash flows from operating activities
Net loss	(19,181)	(13,671)	(62,847)
Change in operating assets and liabilities
Accounts payables and accrued liabilities	8,590	(4,267)	8,590
Net cash used In operating activities	(10,591)	(17,938)	(54,257)

Cash flows from financing activities
Proceeds from common stock issued for cash	-	-	55,000
Proceeds from payment to related party advances payable	(2,670)	21,455	425
Net cash provided by financing activities	(2,670)	21,455	55,425

Net increase (decrease) in cash	(13,261)	3,517	1,168
Cash – beginning of period	14,429	9,741	-

Cash – end of period	1,168	13,258	1,168

Supplemental cash flow information:
Cash paid for:
- Interest	−	−	−
- Income tax	−	−	−

(See Notes to the consolidated financial statements)

Goa Sweet Tours Ltd.
(A Development Stage Company)
Notes to the consolidated financial statements
January 31, 2011
(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim consolidated financial statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2010 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending July 31, 2011.

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

Note 3:  Related Party Advances Payable

As at January 31, 2011 the Company owed $425 to associates of the Company’s management. These advances are unsecured, payable on demand and non-interest bearing.

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

At January 31, 2011, there were no outstanding stock options or warrants.

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

We plan to move forward mid-2011 with our plans. We expect the development of our website to take approximately 2 to 4 months.  The initial cost will be $4,000.  We intend to register and list our web address with widely used search engines and directories. We also plan to develop a colorful print brochure which will mirror our website’s e-brochure. We anticipate the cost for the development and printing of brochures will be approximately $2,000 To date, we have not secured relationships with any hotels or service providers, although our president has begun meeting with the managers/operators of various small and midsize resorts, restaurants, spice farms, and jewelry and carpet shops to discuss the tour packages and services which we plan to provide.  The initial budget for our marketing and promotions, including travel costs, is $3,000.

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

Results of Operations

We did not earn any revenues for the three and six months ended January 31, 2011 and from inception on September 2, 2008 to January 31, 2011. We do not expect to realize any revenues until winter 2011, when the Goan tourist season commences. Our revenue will be generated from fees paid by customers for transportation services and tour packages, as well as commissions from the operators of various tour destinations for introducing them to our customers.  Since inception, we sold 8,000,000 shares of common stock for total proceeds of $55,000.

For the three months ended January 31, 2011, we incurred operating expenses in the amount of $3,486 which mainly comprised of professional fees totaling $1,500 and general and administrative expenses totaling $1,986 relating to transfer agent fees. For the three months ended January 31, 2010, we incurred operating expenses in the amount of $2,224 which mainly comprises of professional fees totaling $750 and general and administrative expenses totaling $1,474.

For the six months ended January 31, 2011, we incurred operating expenses in the amount of $19,181 which mainly comprised of professional fees totaling $6,750 and general and administrative expenses totaling $12,431 relating to transfer agent fees and filing fees. For the six months ended January 31, 2010, we incurred operating expenses in the amount of $13,671 which mainly comprises of professional fees totaling $12,118 and general and administrative expenses totaling $1,553.

 We incurred total operating expenses in the amount of $62,847 from inception on September 2, 2008 through January 31, 2011.  These operating expenses comprised of professional fees totaling $39,588 and general and administrative expenses totaling $23,259.

Liquidity and Capital Resources

As at January 31, 2011, we had a cash balance of $1,168 and current liabilities of $9,015.

We do not anticipate generating any revenue for the foreseeable future. No other source of capital has been identified or sought. We have experienced a shortfall in operating capital; our director has verbally agreed to advance the Company a maximum of $10,000 and a certain vendor has agreed to defer the collection of $8,590, the amount owed to them.

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

We anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that we a development stage company,

Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors are disclosed factors include, but are not limited to:

•

our ability to raise additional funding;

•

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

Date: February 18, 2011

By: /s/ Chuntan Vernekar

Chuntan Vernekar
Principal Executive Officer
Principal Financial Officer and Director