Form 10-Q
period 2011-04-30
Goa Sweet Tours Ltd.
filed 2011-05-16
CIK 1472468

FORM 10-Q FOR PERIOD ENDING APRIL 30, 2011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

                Yes    X    No

8,000,000 shares of registrant’s common stock, $0.001 par value, were outstanding at May 13, 2011. Registrant has no other class of common equity.

PART I.   FINANCIAL INFORMATION

Item 1    Consolidated Financial Statements.

Goa Sweet Tours Ltd.

(A Development Stage Company)

Consolidated Balance Sheets

	April 30, 2011 -$-	July 31, 2010 -$-
	(Unaudited)
ASSETS
Current assets
Cash	1,188	14,429
Total current assets	1,188	14,429
Total assets	1,188	14,429

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	10,740	-
Related party advances payable	425	3,095
Total current liabilities	11,165	3,095
Total liabilities	11,165	3,095

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock: $0.001 par value, 100,000,000 authorized,0 issued and outstanding	-	-
Common shares: $0.001 par value, 100,000,000 authorized, 8,000,000 and 8,000,000 issued and outstanding as of April 30, 2011 and July 31, 2010 respectively.	8,000	8,000
Additional paid-in capital	47,000	47,000
Deficit accumulated during the development stage	(64,977)	(43,666)
Total stockholders’ equity (deficit)	(9,977)	11,334
Total liabilities and stockholders’ equity (deficit)	1,188	14,429

(See Notes to the consolidated financial statements)

Goa Sweet Tours Ltd.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months		Period From September 2, 2008 (inception) to
	Ended April 30		Ended April 30		April 30,
	2011	2010	2011	2010	2011
	$	$	$	$	$
Expenses
General and administrative	630	4,652	13,061	6,205	23,890
Professional fees	1,500	2,203	8,250	14,322	41,087
Net loss	(2,130)	(6,855)	(21,311)	(20,527)	(64,977)

Net loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding – basic and diluted	8,000,000	6,550,562	8,000,000	5,505,495

(See Notes to the consolidated financial statements)

Goa Sweet Tours Ltd.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months		Period From September 2, 2008 (inception) to
	Ended April 30,		April 30,
	2011	2010	2011
	$	$	$
Cash flows from operating activities
Net loss	(21,311)	(20,527)	(64,977)
Change in operating assets and liabilities
Accounts payables and accrued liabilities	10,740	(3,779)	10,740
Net cash used In operating activities	(10,571)	(24,306)	(54,237)

Cash flows from financing activities
Proceeds from common stock issued for cash	-	30,000	55,000
Proceeds from (payment to) related party advances payable	(2,670)	2,774	425
Net cash provided by financing activities	(2,670)	32,774	55,425

Net increase (decrease) in cash	(13,241)	8,468	1,188
Cash – beginning of period	14,429	9,741	-

Cash – end of period	1,188	18,209	1,188

Supplemental cash flow information:
Cash paid for:
- Interest	−	−	−
- Income tax	−	−	−

(See Notes to the consolidated financial statements)

Goa Sweet Tours Ltd.
(A Development Stage Company)
Notes to the consolidated financial statements
April 30, 2011
(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim consolidated financial statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2010 included in the Company’s Registration Statement filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the year ending July 31, 2011.

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

Note 3:  Related Party Advances Payable

As at April 30, 2011 the Company owed $425 to associates of the Company’s management. These advances are unsecured, payable on demand and non-interest bearing.

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

At April 30, 2011, there were no outstanding stock options or warrants.

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

We are a development stage company and we are a company without revenues or operations. We have minimal assets and have incurred losses since inception. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market.  We had anticipated that our sales will begin in October 2010; the start of the tourist season in Goa, but due to unforeseen commitment, our President cannot be presently available to get our business plan forward. We plan to move forward in the later part of 2011.

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

We plan to move forward in the later part of 2011 with our plans. We expect the development of our website to take approximately 2 to 4 months.  The initial cost will be approximately $4,000.  We intend to register and list our web address with widely used search engines and directories. We also plan to develop a colorful print brochure which will mirror our website’s e-brochure. We anticipate the cost for the development and printing of brochures will be approximately $2,000 To date, we have not secured relationships with any hotels or service providers, although our president has begun meeting with the managers/operators of various small and midsize resorts, restaurants, spice farms, and jewelry and carpet shops to discuss the tour packages and services which we plan to provide.  The initial budget for our marketing and promotions, including travel costs, is approximately $3,000.

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

Results of Operations

We did not earn any revenues for the three and nine months ended April 30, 2011 and from inception on September 2, 2008 to April 30, 2011. We do not expect to realize any revenues until winter 2011, when the Goan tourist season commences. Our revenue will be generated from fees paid by customers for transportation services and tour packages, as well as commissions from the operators of various tour destinations for introducing them to our customers.  Since inception, we sold 8,000,000 shares of common stock for total proceeds of $55,000.

For the three months ended April 30, 2011, we incurred operating expenses in the amount of $2,130 which mainly comprised of professional fees totaling $1,500 and general and administrative expenses totaling $630 relating to transfer agent fees. For the three months ended April 30, 2010, we incurred operating expenses in the amount of $6,855 which mainly comprises of professional fees totaling $2,203 and general and administrative expenses totaling $4,652.

For the nine months ended April 30, 2011, we incurred operating expenses in the amount of $21,311 which mainly comprised of professional fees totaling $8,250 and general and administrative expenses totaling $13,061 relating to transfer agent fees and filing fees. For the nine months ended April 30, 2010, we incurred operating expenses in the amount of $20,527 which mainly comprises of professional fees totaling $14,322 and general and administrative expenses totaling $6,205.

 We incurred total operating expenses in the amount of $64,977 from inception on September 2, 2008 through April 30, 2011.  These operating expenses comprised of professional fees totaling $41,087 and general and administrative expenses totaling $23,890.

Liquidity and Capital Resources

As at April 30, 2011, we had a cash balance of $1,188 and current liabilities of $11,165.

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

Date: May 13, 2011

By: /s/ Chuntan Vernekar

Chuntan Vernekar
Principal Executive Officer
Principal Financial Officer and Director