Form 10-K
period 2011-07-31
Goa Sweet Tours Ltd.
filed 2011-09-30
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended July 31, 2011
Or
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act.  Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]   No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [   ] Yes [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter: (3,750,000)

Based on 3,000,000 common shares at $1.25 on July 31, 2011, which is the quotation posted on the Over-the-Counter Bulletin Board (“OTC-BB” under the symbol “GOAS”)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 8,000,000 common shares issued and outstanding as of September 29, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

iii

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

We have been issued a "substantial doubt" going concern opinion from our auditors and our only asset is our cash balance of $1,418.

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

We also plan to develop a colorful print brochure which will mirror our website’s e-brochure. These print brochures will be given to travel agents and hotels. We anticipate the cost for the development and printing of brochures will be approximately $2,000.

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

Our complete budget for the next stage of our business plan is as follows:

Brochures, Marketing and Promotion	$3,000

License application	2,000
Website Development	4,000
Miscellaneous Administrative Expenses	2,000
Total	$11,000

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

We are in dire need for injection of funds totaling $34,000 to execute our business and repay advance received. To survive as a reporting entity for the next 12 months, we require $14,000. We are in contact with various persons but there is no assurance we will succeed in securing additional funding.

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

Item 4.  (REMOVED AND RESERVED)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

As the Company is a “smaller reporting company,” it is not required to provide the performance graph required in paragraph (e) of Item 201.

Market Information

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

As of July 31, 2011, the shareholders' list of our common shares showed 357 registered shareholders holding 8,000,000 shares; there are no shares held by broker-dealers. 5,000,000 shares are owned by our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder in all likelihood will be unable to resell his securities in our Company. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

The following chart is indicative of the fluctuations in the stock prices:

	For the Year Ended		For the Year Ended
	July 31, 2011		July 31, 2010
	High	Low	High	Low

First Quarter	$0.51	$0.50	$-	$-
Second Quarter	$0.50	$0.50	$-	$-
Third Quarter	$2.25	$0.08	$-	$-
Fourth Quarter	$-	$-	$-	$-

These prices are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer.

Our common shares are issued in registered form. Empire Stock Transfer Co., Inc. of Henderson, Nevada is our stock transfer agent. They can be contacted by telephone at (702) 818-5898 and by facsimile at (702) 974-1444.

Holders

As of July 31, 2011, 8,000,000 shares of common stock were issued and outstanding.  There are 357 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

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

Purchases of equity securities by the Issuer and affiliated purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended July 31, 2011.

Penny Stock

Our common stock is considered to be a “penny stock” under the rules the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

–	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

–
contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

–	contains a toll-free telephone number for inquiries on disciplinary actions;

–	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

–	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

–	bid and offer quotations for the penny stock;

–	the compensation of the broker-dealer and its salesperson in the transaction;

–	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

–	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Item 6. Selected Financial Data

In addition to reading this section, you should read the financial statements section which contains all detailed financial information including our results of operations.

Statement of Operations Information:

	Year Ended July 31, 2011	Year Ended July 31, 2010
Revenues	$0	$0
Gross profit	0	0
Total Operating Expenses	18,818	24,141
Net income (loss)	(18,818)	(24,141)
Income (loss) per share (basic and diluted)	(0.00)	(0.00)

Balance Sheet Information:

	As of July 31, 2011	As of July 31, 2010
Working capital (deficit)	$(7,484)	11,334
Total assets	1,418	14,429
Total liabilities	8,902	3,095
Accumulated Deficit	(62,484)	(43,666)
Stockholders’ equity (deficit)	(7,484)	11,334

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

We are in dire need for injection of funds totaling $34,000 to execute our business and repay advance received. To survive as a reporting entity, we require $14,000. We are in contact with various persons but there is no assurance we will succeed in securing additional funding.

If we are successful in securing additional funds, we plan to execute our business plan anticipates in October 2011, the start of the tourist season in Goa.

Our administrative offices are currently located at the premises of our President, Chuntan Vernekar, who provides such space to us on a rent-free basis at H. no. 889, Ascona, Patem, Benaulim, Goa, India. We plan to use these offices until we require larger space.

Results of Operations:

	Year Ended July 31, 2011	Year Ended July 31, 2010
Revenues	$-	$-
Total Operating Expenses	18,818	24,141
Net income (loss)	(18,818)	(24,141)

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended July 31, 2011 and 2010 are outlined in the table below:

	Year Ended July 31, 2011	Year Ended July 31, 2010
Professional fees	$9,750	$16,571
General and Administration fees	9,068	7,570
Total	18,818	24,141

Results of Operations

We did not earn any revenues for the year ended July 31, 2011 and from inception on September 2, 2008 to July 31, 2011. We do not expect to realize any revenues until we are able to secure additional funds and execute our business plan. Our revenue will be generated from fees paid by customers for transportation services and tour packages, as well as commissions from the operators of various tour destinations for introducing them to our customers.  Since inception, we sold 8,000,000 shares of common stock for total proceeds of $55,000.

For the year ended July 31, 2011, we have incurred total operating expenses in the amount of $18,818 which mainly comprises of professional fees totaling $9,750 and general and administrative expenses totaling $9,068. For the year ended July 31, 2010 we incurred total operating expenses in the amount of $24,141 which mainly comprises of professional fees totaling $16,571 and general and administrative expenses totaling $7,570.

We incurred total operating expenses in the amount of $62,484 from inception on September 2, 1008 through July 31, 2011. These operating expenses comprised of professional fees totaling $42,588 and general administrative expenses totaling $19,896.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Liquidity and Capital Resources

As at July 31, 2011, we had a cash balance of $1,418.

We do not anticipate generating any revenue for the foreseeable future. Other than the shares offered during the year ended July 31, 2011, no other source of capital has been has been identified or sought. If we experience a shortfall in operating capital, our director and his assoicate has verbally agreed to advance the Company to a maximum of $20,000.

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

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations. “Risk Factors” section of our July 31, 2010 Form S-1, includes a detailed discussion of these factors which have not changed materially from those included in this Form 10-Q.

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

The Report of Independent Registered Public Accounting Firm issued by  LBB & Associates Ltd., LLP for the audited financial statements for the years ended July 31, 2011and 2010 and the period from September 2, 2008 (inception) through July 31, 2011 is included herein immediately preceding the audited financial statements.

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

As of July 31, 2011, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended July 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of July 31, 2011. As a result of this assessment, management concluded that, as of July 31, 2011, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter ended July 31, 2011 covered by this report were not previously reported on Form 8-K.

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

Name	Age	Position
Chuntan Vernekar	33	President, Secretary/Treasurer, Chief Executive Officer and sole member of the Board of Directors.

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

Involvement in Certain Legal Proceedings

During the past five years, none of our officers, directors, promoters or control persons have had any of the following events occur:

•	a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

•
being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and/or

•
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

The following table sets forth the compensation paid by us for the period from inception until the fiscal year ending July 31, 2011 for our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Chuntan Vernekar President, Secretary, Treasurer and Director	2011	-	-	-	-	-	-
	2010	-	-	-	-	-	-
	2009	-	-	-	-	-	-

Outstanding Equity Awards at 2011 Fiscal Year-End

We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our sole executive officer and director since our inception; accordingly, none were outstanding at July 31, 2011.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2011 and for fiscal year ended July 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31 2011	July 31, 2010
Audit Fees	$9,750	$8,375
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$9,750	$8,375

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

Date: September 29, 2011

By: /s/ Chuntan Vernekar
Chuntan Vernekar
Principal Executive Officer
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GOA SWEET TOURS LTD.
(Registrant)

Date: September 29, 2011

By: /s/ Chuntan Vernekar
Chuntan Vernekar
Principal Executive Officer
Principal Financial Officer and Director

GOA SWEET TOURS LTD.

(A Development Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2011

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Goa Sweet Tours Ltd.
(A Development Stage Company)

Benaulim, Goa, India

We have audited the accompanying consolidated balance sheets of Goa Sweet Tours Ltd. (the “Company”) as of July 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended July 31, 2011 and 2010 and for the period from September 2, 2008 (Inception) through July 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goa Sweet Tours Ltd. as of July 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years ended July 31, 2011 and 2010 and for the period from September 2, 2008 (Inception) through July 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
September 28, 2011

GOA SWEET TOURS LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
July 31, 2011 and 2010

	July 31, 2011 -$-	July 31, 2010 -$-
ASSETS
Current assets
Cash	1,418	14,429
Total current assets	1,418	14,429
Total assets	1,418	14,429

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current liabilities
Related party advances payable	8,902	3,095
Total current liabilities	8,902	3,095
Total liabilities	8,902	3,095

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock: $0.001 par value, 100,000,000 authorized,0 issued and outstanding	-	-
Common shares: $0.001 par value, 100,000,000 authorized, 8,000,000 issued and outstanding as of July 31, 2011 and 2010 respectively.	8,000	8,000
Additional paid-in capital	47,000	47,000
Deficit accumulated during the development stage	(62,484)	(43,666)
Total stockholders’ equity (deficit)	(7,484)	11,334
Total liabilities and stockholders’ equity (deficit)	1,418	14,429

The accompanying notes are an integral part of these consolidated financial statements

GOA SWEET TOURS LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended July 31, 2011 $	For the Year Ended July 31, 2010 $	Period from September 2, 2008 (Inception) to July 31, 2011 $

EXPENSES
General and administrative	9,068	7,570	19,896
Professional fees	9,750	16,571	42,588
NET LOSS	(18,818)	(24,141)	(62,484)

Basic and diluted net loss per share	(0.00)	(0.00)
Basic and diluted weighted average shares outstanding	8,000,000	6,150,685

The accompanying notes are an integral part of these consolidated financial statements.

GOA SWEET TOURS LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended July 31, 2011 $	For the Year Ended July 31, 2010 $	Period From September 2, 2008 (inception) to July 31, 2011 $
Cash flows from operating activities
Net loss	(18,818)	(24,141)	(62,484)
Adjustment to reconcile to net cash provided by operating activities
Change in operating assets and liabilities
Accounts payables and accrued liabilities	-	(4,266)	-
Net cash used in operating activities	(18,818)	(28,407)	(62,484)

Cash flows from financing activities
Proceeds from issuance of common stock	-	30,000	55,000
Proceeds from related party advances payables	5,807	3,095	8,902
Net cash provided by financing activities	5,807	33,095	63,902

Increase (decrease) in cash	(13,011)	4,688	1,418
Cash - beginning of period	14,429	9,741	-
Cash - end of period	1,418	14,429	1,418

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−	−
Income tax	−	−	−

The accompanying notes are an integral part of these consolidated financial statements.

GOA SWEET TOURS LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Number	Par Value	Capital	Stage	Total

Balance, September 2, 2008 (inception)	-	$-	$-	$-	$-
Common stock issued for cash	5,000,000	5,000	20,000	-	25,000
Net loss	-	-	-	(19,525)	(19,525)

Balance, July 31, 2009	5,000,000	5,000	20,000	(19,525)	5,475
Common stock issued for cash	3,000,000	3,000	27,000	-	30,000
Net loss	-	-	-	(24,141)	(24,141)
Balance, July 31, 2010	8,000,000	8,000	47,000	(43,666)	11,334
Net loss	-	-	-	(18,818)	(18,818)

Balance, July 31, 2011	8,000,000	$8,000	$47,000	$(62,484)	$(7,484)

The accompanying notes are an integral part of these consolidated financial statements.

GOA SWEET TOURS LTD.
(A Development Stage Company)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011

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

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $62,484 as at July 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Goa Excursion (Ptv) Ltd. All significant intercompany balances and transactions have been eliminated in consolidation

Use of Estimates and Assumptions

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

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
JULY 31, 2011

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

Intellectual Properties

The Company has adopted the provisions of ASC 350-50, Website Development Costs. Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. Expenses subsequent to the launch will be expensed as research and development expenses. The Company will expense upgrades and revisions to its website as incurred.  The Company incurred no costs for research and development during fiscal 2011.  Once the Company’s website is fully operational, this asset will be amortized over a sixty month period.

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

Income Taxes

Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At July 31, 2011 and 2010, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

For the year ended July 31, 2011 the Company paid a total of nil (2010: $2,233) to the Company’s sole officer for administrative services rendered to the Company.

GOA SWEET TOURS LTD.
(A Development Stage Company)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011

4.  RELATED PARTY ADVANCES PAYABLES

As at July 31, 2011 the Company had received $8,902 from associates of the Company’s management. These advances are due on demand, unsecured and non-interest bearing.

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

During the period ended July 31, 2009, the Company issued 5,000,000 shares of common stock for total cash proceeds of $25,000 to the Company’s sole director and officer. During the year ended July 31, 2010, the Company issued 3,000,000 shares of common stock for total cash proceeds of $30,000:

	Number of Shares	Amount
Shares issued for cash
Pursuant to issuance of common ($0.001 each) on September 2, 2008	5,000,000	$25,000
Pursuant to issuance of common ($0.01 each) on February 22, 2010	3,000,000	$30,000
Balance, July 31, 2011	8,000,000	$55,000

At July 31, 2011, there were no outstanding stock options or warrants.

6. INCOME TAXES

As of July 31, 2011, the Company had net operating loss carry forwards of $62,484 that may be available to reduce future years’ taxable income through to Year 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below

	For the Year Ended July 31, 2011	From September 2, 2008 (Inception) to July 31, 2010
Net operating loss	$18,818	$24,141
Statutory tax rate	34%	34%
Refundable federal income tax attributable to current operations	6,398	8,208
Change in valuation allowance	(6,398)	(8,208)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is as follows:

	July 31, 2011	July 31, 2010
Deferred tax asset attributed to:
Net operating loss	$21,244	$14,846
Less, valuation allowance	(21,244)	(14,846)
Net deferred tax assets	$-	$-