Form 10-Q
period 2011-10-31
Goa Sweet Tours Ltd.
filed 2011-11-15
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [   ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 8,000,000 shares of common stock, $0.001 par value outstanding at November 11, 2011. The registrant has no other class of common equity.

PART I.  FINANCIAL INFORMATION

Item 1

Consolidated Financial Statements.

Goa Sweet Tours Ltd.

(A Development Stage Company)

Consolidated Balance Sheets

	October 31, 2011 -$-	July 31, 2011 -$-
	(Unaudited)
ASSETS
Current assets
Cash	12,719	1,418
Total current assets	12,719	1,418
Total assets	12,719	1,418

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	5,325	-
Related party advances payable	22,171	8,902
Total current liabilities	27,496	8,902
Total liabilities	27,496	8,902

STOCKHOLDERS’ DEFICIT

Preferred stock: $0.001 par value, 100,000,000 authorized,0 issued and outstanding	-	-
Common shares: $0.001 par value, 100,000,000 authorized, 8,000,000 issued and outstanding as of October 31, 2011 and July 31, 2011.	8,000	8,000
Additional paid-in capital	47,000	47,000
Deficit accumulated during the development stage	(69,777)	(62,484)
Total stockholders’ deficit	(14,777)	(7,484)
Total liabilities and stockholders’ deficit	12,719	1,418

(See Notes to the consolidated financial statements)

Goa Sweet Tours Ltd.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended October 31		Period From September 2, 2008 (inception) to October 31
	2011	2010	2011
	$	$	$
Expenses:
General and administrative	2,043	10,445	21,939
Professional fees	5,250	5,250	47,838
Net loss	(7,293)	(15,695)	(69,777)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	8,000,000	8,000,000

(See Notes to the consolidated financial statements)

Goa Sweet Tours Ltd.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended October 31		Period From September 2, 2008 (inception) to October 31
	2011	2010	2011
	$	$	$

Cash flows from operating activities
Net loss	(7,293)	(15,695)	(69,777)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Accounts payables and accrued liabilities	5,325	8,590	5,325
Net cash used In operating activities	(1,968)	(7,105)	(64,452)

Cash flows from financing activities
Proceeds from common stock issued for cash	-	-	55,000
Proceeds from related parties advances payables	13,269	1,873	22,171
Net cash provided by financing activities	13,269	1,873	77,171

Net increase (decrease) in cash	11,301	(5,232)	12,719
Cash - beginning of period	1,418		-
		14,429
Cash - end of period	12,719	9,197	12,719

Supplemental cash flow information:
Cash paid for:
- Interest	−	−	−
- Income tax	−	−	−

(See Notes to the consolidated financial statements)

Goa Sweet Tours Ltd.
(A Development Stage Company)
Notes to the consolidated financial statements
October 31, 2011
(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim consolidated financial statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2011 included in the Company’s Registration Statement filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2011 are not necessarily indicative of the results that may be expected for the year ending July 31, 2012.

Note 2. Going Concern

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

Note 3. Related Party Advances Payable

As at October 31, 2011 the Company owed $22,171 to associates of the Company’s management. These advances are unsecured, payable on demand and non-interest bearing. Our director and his associated have verbally agreed to advance the Company to a maximum of $40,000.

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

We have been issued a "substantial doubt" going concern opinion from our auditors and our only asset is our cash balance of $12,719 with liabilities of $27,496.

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

We are in dire need for injection of funds totaling $40,000 to execute our business and repay advance received. To survive as a reporting entity for the next 12 months, we require $14,000. We are in contact with various persons but there is no assurance we will succeed in securing additional funding.

Results of Operations

We did not earn any revenues for the three months ended October 31, 2011 and from inception on September 2, 2008 to October 31, 2011. We do not expect to realize any revenues until our business plan is implemented. Then our revenue will be generated from fees paid by customers for transportation services and tour packages, as well as commissions from the operators of various tour destinations for introducing them to our customers.  Since inception, we sold 8,000,000 shares of common stock for total proceeds of $55,000.

For the three months ended October 31, 2011, we incurred operating expenses in the amount of $7,293 which mainly comprised of professional fees totaling $5,250 and general and administrative expenses totaling $2,043. For the three months ended October 31, 2010, we incurred operating expenses in the amount of $15,695 which mainly comprises of professional fees totaling $5,250 and general and administrative expenses totaling $10,445 relating to transfer agent fees.

We incurred total operating expenses in the amount of $69,777 from inception on September 2, 2008 through October 31, 2011.  These operating expenses comprised of professional fees totaling $47,838 and general and administrative expenses totaling $21,939.

Liquidity and Capital Resources

As at October 31, 2011, we had a cash balance of $12,719 and current liabilities of $27,496.

We do not anticipate generating any revenue for the foreseeable future. No other source of capital has been identified or sought. We have experienced a shortfall in operating capital. Our director and his associate have verbally agreed to advance the Company to a maximum of $30,000.

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

We are in dire need for injection of funds to execute our business and repay advance received and to survive as a reporting entity.

Going Concern Consideration

 The report of our independent registered accounting firm for the year ended July 31, 2011 raises substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in fiscal 2012.

Our operations and financial results are subject to numerous various risks and uncertainties that could adversely affect our business, financial condition and results of operations.

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

Date: November 15, 2011

By: /s/ Chuntan Vernekar

Chuntan Vernekar
Principal Executive Officer
Principal Financial Officer and Director