Form 10-Q
period 2012-01-31
Goa Sweet Tours Ltd.
filed 2012-02-09
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ___   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ___   No [X]

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 8,000,000 shares of common stock, $0.001 par value outstanding at February 9, 2012. The registrant has no other class of common equity.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Goa Sweet Tours Ltd.

(A Development Stage Company)

Consolidated Balance Sheets

	January 31, 2012 -$-	July 31, 2011 -$-
	(Unaudited)
ASSETS
Current assets
Cash	5,301	1,418
Total current assets	5,301	1,418
Total assets	5,301	1,418

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	220	-
Related party advances payable	22,181	8,902
Total current liabilities	22,401	8,902
Total liabilities	22,401	8,902

STOCKHOLDERS’ DEFICIT

Preferred stock: $0.001 par value, 100,000,000 authorized,0 issued and outstanding	-	-
Common shares: $0.001 par value, 100,000,000 authorized, 8,000,000 issued and outstanding as of January 31, 2012 and July 31, 2011.	8,000	8,000
Additional paid-in capital	47,000	47,000
Deficit accumulated during the development stage	(72,100)	(62,484)
Total stockholders’ deficit	(17,100)	(7,484)
Total liabilities and stockholders’ deficit	5,301	1,418

(See Notes to the consolidated financial statements)

Goa Sweet Tours Ltd.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months		Period From September 2, 2008 (inception) to
	Ended January 31		Ended January 31		January 31,
	2012	2011	2012	2011	2012
	$	$	$	$	$
Expenses
General and administrative	651	1,986	2,694	12,431	22,590
Professional fees	1,672	1,500	6,922	6,750	49,510
Net loss	(2,323)	(3,486)	(9,616)	(19,181)	(72,100)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	8,000,000	8,000,000	8,000,000	8,000,000

(See Notes to the consolidated financial statements)

Goa Sweet Tours Ltd.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months		Period From September 2, 2008 (inception) to
	Ended January 31,		January 31,
	2012	2011	2012
	$	$	$
Cash flows from operating activities
Net loss	(9,616)	(19,181)	(72,100)
Change in operating assets and liabilities
Accounts payables and accrued liabilities	220	8,590	220
Net cash used In operating activities	(9,396)	(10,591)	(71,880)

Cash flows from financing activities
Proceeds from common stock issued for cash	-	-	55,000
Proceeds from (payment to) related party advances payable	13,279	(2,670)	22,181
Net cash provided by (used in) financing activities	13,279	(2,670)	77,181

Net increase (decrease) in cash	3,883	(13,261)	5,301
Cash - beginning of period	1,418	14,429	-

Cash - end of period	5,301	1,168	5,301

Supplemental cash flow information:
Cash paid for:
- Interest	-	-	-
- Income tax	-	-	-

(See Notes to the consolidated financial statements)

Goa Sweet Tours Ltd.

(A Development Stage Company)

Notes to the consolidated financial statements

January 31, 2012

(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim consolidated financial statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2011 included in the Company’s Annual Report filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended January 31, 2012 are not necessarily indicative of the results that may be expected for the year ending July 31, 2012.

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

Note 3. Related Party Advances Payable

As at January 31, 2012 the Company owed $22,181 to associates of the Company’s management. These advances are unsecured, payable on demand and non-interest bearing. Our director and his associated have verbally agreed to advance the Company to a maximum of $40,000.

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

We are a development stage company and we are a company without revenues or operations. We have minimal assets and have incurred losses since inception. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market.  We had anticipated that our sales will begin in October 2011; the start of the tourist season in Goa, but due to our cash position and 2011/2012 tourist season ending, we were unable to move our business plan forward. We plan to move forward in the later part of 2012, provided we can secure financing for our business.

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

We have not conducted any market research into the likelihood of success of our operations or the acceptance of our products or services by the public.  We will be relying on the experience of our President, Mr. Chuntan Vernekar, who will be devoting approximately 15 hours a week of his time to our operations. Once we begin operations, and are able to attract clients to use our services, Mr. Vernekar has agreed to commit more time as required.

We have been issued a "substantial doubt" going concern opinion from our auditors and our only asset is our cash balance of $5,301 with liabilities of $22,401.

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

We are in dire need for injection of funds totaling $40,000 to execute our business and repay advances received. To survive as a reporting entity for the next 12 months, we require $14,000. We are in contact with various persons but there is no assurance we will succeed in securing additional funding.

Results of Operations

We did not earn any revenues for the six months ended January 31, 2012 and from inception on September 2, 2008 to January 31, 2012. We do not expect to realize any revenues until our business plan is implemented. Then our revenue will be generated from fees paid by customers for transportation services and tour packages, as well as commissions from the operators of various tour destinations for introducing them to our customers.  Since inception, we sold 8,000,000 shares of common stock for total proceeds of $55,000.

For the three months ended January 31, 2012, we incurred operating expenses in the amount of $2,323 which mainly comprised of professional fees totaling $1,672 and general and administrative expenses totaling $651. For the three months ended January 31, 2011, we incurred operating expenses in the amount of $3,486 which mainly comprises of professional fees totaling $1,500 and general and administrative expenses totaling $1,986.

For the six months ended January 31, 2012, we incurred operating expenses in the amount of $9,616 which mainly comprised of professional fees totaling $6,922 and general and administrative expenses totaling $2,694 relating to transfer agent fees and filing fees. For the six months ended January 31, 2011, we incurred operating expenses in the amount of $19,181 which mainly comprises of professional fees totaling $6,750 and general and administrative expenses totaling $12,431.

We incurred total operating expenses in the amount of $72,100 from inception on September 2, 2008 through January 31, 2012.  These operating expenses comprised of professional fees totaling $49,510 and general and administrative expenses totaling $22,590.

Liquidity and Capital Resources

As at January 31, 2012, we had a cash balance of $5,301 and current liabilities of $22,401.

We do not anticipate generating any revenue for the foreseeable future. No other source of capital has been identified or sought. We have experienced a shortfall in operating capital. Our director and his associate have verbally agreed to advance the Company to a maximum of $40,000.

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

We anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that we are a development stage company.

Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors are disclosed factors include, but are not limited to:

*

our ability to raise additional funding;

*

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

Date: February 9, 2012

By: /s/ Chuntan Vernekar

Chuntan Vernekar
Principal Executive Officer
Principal Financial Officer and Director