Form 10-Q
period 2012-04-30
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2012-06-14
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-161997

XIANGTIAN (USA) AIR POWER CO., LTD.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0632932 (IRS Employer Identification No.)

Unit 602 Causeway Bay Comm Bldg 1
Sugar Street, Causeway Bay

Hong Kong, People’s Republic of China

 (Address of principal executive offices)

86 10 859 10 261

(Registrant’s telephone number)

GOA SWEET TOURS LTD

H. no 889, Ascona, Patem

Benaulim, Goa, India 403 716
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

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 8,000,000 shares of common stock, $0.001 par value outstanding at June 5, 2012. The registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

XIANGTIAN (USA) AIR POWER CO., LTD.

(Formerly: Goa Sweet Tours Ltd.)

(A Development Stage Company)

Consolidated Balance Sheets

	April 30, 2012 -$-	July 31, 2011 -$-
	(Unaudited)
ASSETS
Current assets
Cash	1,076	1,418
Prepaid expenses	650	-
Total current assets	1,726	1,418
Total assets	1,726	1,418

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	-	-
Related party advances payable	21,670	8,902
Total current liabilities	21,670	8,902
Total liabilities	21,670	8,902

STOCKHOLDERS’ DEFICIT

Preferred stock: $0.001 par value, 100,000,000 authorized,0 issued and outstanding	-	-
Common shares: $0.001 par value, 100,000,000 authorized, 8,000,000 issued and outstanding as of April 30, 2012 and July 31, 2011.	8,000	8,000
Additional paid-in capital	47,000	47,000
Deficit accumulated during the development stage	(74,944)	(62,484)
Total stockholders’ deficit	(19,944)	(7,484)
Total liabilities and stockholders’ deficit	1,726	1,418

(See Notes to the financial statements)

XIANGTIAN (USA) AIR POWER CO., LTD.

(Formerly: Goa Sweet Tours Ltd.)

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months		Period From September 2, 2008 (inception) to
	Ended April 30		Ended April 30		April 30,
	2012	2011	2012	2011	2012
	$	$	$	$	$
Expenses
General and administrative	1,381	630	4,075	13,061	23,971
Professional fees	1,463	1,500	8,385	8,250	50,973
Net loss	(2,844)	(2,130)	(12,460)	(21,311)	(74,944)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	8,000,000	8,000,000	8,000,000	8,000,000

(See Notes to the financial statements)

XIANGTIAN (USA) AIR POWER CO., LTD.

(Formerly: Goa Sweet Tours Ltd.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months		Period From September 2, 2008 (inception) to
	Ended April 30,		April 30,
	2012	2011	2012
	$	$	$
Cash flows from operating activities
Net loss	(12,460)	(21,311)	(74,944)
Change in operating assets and liabilities
Prepaid expenses	(650)	-	(650)
Accounts payables and accrued liabilities	-	10,740	-
Net cash used In operating activities	(13,110)	(10,571)	(75,594)

Cash flows from financing activities
Proceeds from common stock issued for cash	-	-	55,000
Proceeds from (payment to) related party advances payable	12,768	(2,670)	21,670
Net cash provided by (used in) financing activities	12,768	(2,670)	76,670

Net increase (decrease) in cash	(342)	(13,241)	1,076
Cash - beginning of period	1,418	14,429	-

Cash - end of period	1,076	1,188	1,076

Supplemental cash flow information:
Cash paid for:
- Interest	-	-	-
- Income tax	-	-	-

(See Notes to the financial statements)

XIANGTIAN (USA) AIR POWER CO., LTD.

(Formerly: Goa Sweet Tours Ltd.)

(A Development Stage Company)

Notes to the consolidated financial statements
April 30, 2012
(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2011 included in the Company’s Annual Report filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2012 are not necessarily indicative of the results that may be expected for the year ending July 31, 2012.

Note 2. Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $74,944 as at April 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock.

Note 3. Related Party Advances Payable

As at April 30, 2012 the Company owed $21,670 to associates of the Company’s management. These advances are unsecured, payable on demand and non-interest bearing.

Note 4. Subsequent events

Subsequent to April 30, 2012, the following events occurred:

1.

On May 1, 2012, the Company sold its Indian subsidiary, Goa Excursion Private Limited, to Iqbal Boga for a total value of $10. Both of the purchaser and the seller fully releases, discharge, waive, and hold harmless the subsidiary’s debts and liabilities including related party’s debts.

2.

On May 25, 2012, the registrant (the “Company”), which was then known as Goa Sweet Tours Ltd,. caused to be formed a corporation under the laws of the State of Delaware called Xiangtian (USA) Air Power Co., Ltd. ("Merger Sub") and on the same day, acquired one hundred shares of Merger Sub's common stock for cash. As such, Merger Sub became a wholly-owned subsidiary of the Registrant.

Effective as of May 29, 2012, Merger Sub was merged with and into the Company. As a result of the merger, the Company’s corporate name was changed to “Xiangtian (USA) Air Power Co., Ltd.” Prior to the merger, Merger Sub had no liabilities and nominal assets and, as a result of the merger, the separate existence of the Merger Sub ceased. The Company was the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in the directors, officers, capital structure or business of the Company.

The Company, as the parent domestic Delaware corporation, owning at least 90 percent of the outstanding shares of Merger Sub, under Delaware law may merge Merger Sub into itself without stockholder approval and effectuate a name change without stockholder approval.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Goa Sweet Tours Ltd. was incorporated in the State of Delaware on September 2, 2008. We were formed to provide personalized concierge tour packages to tourists who visit the State of Goa, India. We had initially planned to market our packages to tourists already in the State of Goa through the relationships with travel agents and small resort operators that our President, Mr. Chuntan Vernekar, has developed through his years of experience in the tour business. We had also planned to develop a website for advertising our services which would have been the virtual business card and portfolio for the Company.We are a development stage company and we are a company without revenues or operations. We have minimal assets and have incurred losses since inception. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market.  We plan to produce air power engine for bus, air power tower, and air power generator sets at the end of 2012.

On May 1, 2012, the Company sold its Indian subsidiary, Goa Excursion Private Limited, to Iqbal Boga for a total value of $10. Both of the purchaser and the seller fully releases, discharge, waive, and hold harmless the subsidiary’s debts and liabilities including related party’s debts.

On May 25, 2012, the Company formed a corporation under the laws of the State of Delaware called Xiangtian (USA) Air Power Co., Ltd. ("Merger Sub") and on the same day, acquired one hundred shares of Merger Sub's common stock for cash. As such, Merger Sub became a wholly-owned subsidiary of the Registrant.

Effective as of May 29, 2012, Merger Sub was merged with and into the Company. As a result of the merger, the Company’s corporate name was changed to “Xiangtian (USA) Air Power Co., Ltd.” Prior to the merger, Merger Sub had no liabilities and nominal assets and, as a result of the merger, the separate existence of the Merger Sub ceased. The Company was the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in the directors, officers, capital structure or business of the Company.

The Company, as the parent domestic Delaware corporation, owning at least 90 percent of the outstanding shares of Merger Sub, under Delaware law may merge Merger Sub into itself without stockholder approval and effectuate a name change without stockholder approval.

Our administrative offices are currently located at Unit 602 Causeway Bay Comm Bldg 1, Sugar Street, Causeway Bay, Hong Kong, People’s Republic of China.

Plan of Operation

About Our Company

We had intended to develop air power engine for bus, air power tower, and air power generator sets in China.   We have been in dire need for injection of funds totaling over $100,000 to execute our business and repay advances received and also to survive as a reporting entity for the next 12 months, we require $40,000. We were unable to secure additional funding.

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

Results of Operations

We did not earn any revenues for the nine months ended April 30, 2012 and from inception on September 2, 2008 to April 30, 2012. We do not expect to realize any revenues until our business plan is implemented. At such time we expect to generate revenue from sales for air power engine for bus, air power tower, and air power generator sets in China. Since inception, we sold 8,000,000 shares of common stock for total proceeds of $55,000.

For the three months ended April 30, 2012, we incurred operating expenses in the amount of $2,844 which mainly comprised of professional fees totaling $1,463 and general and administrative expenses totaling $1,381. On May 1, 2012, the Company sold its Indian subsidiary, Goa Excursion Private Limited, to Iqbal Boga for a total value of $10. Both of the purchaser and the seller fully releases, discharge, waive, and hold harmless the subsidiary’s debts and liabilities including related party’s debts. For the three months ended April 30, 2011, we incurred operating expenses in the amount of $2,130 which mainly comprises of professional fees totaling $1,500 and general and administrative expenses totaling $630.

For the nine months ended April 30, 2012, we incurred operating expenses in the amount of $12,460 which mainly comprised of professional fees totaling $8,385 and general and administrative expenses totaling $4,075 relating to transfer agent fees and filing fees. For the nine months ended April 30, 2011, we incurred operating expenses in the amount of $21,311 which mainly comprises of professional fees totaling $8,250 and general and administrative expenses totaling $13,061.

On May 15, 2012, there was a change in our Board of Directors and executive officers. Mr. Chuntan Vernekar, who served as our sole executive officer and director, resigned from all his executive officer positions effective on the same day.  Prior to Mr. Vernekar’s resignation as our sole director and officer, our Board of Directorsexpanded its number of members to three and appointing Zhou Deng Rong, Zhou Jian and Zhou Deng Hua to serve as members of the board of directors,. Prior to his resignation from the Board of Directors, Mr. Vernekar, as the sole member of our Board of Directorsalso appointed the following persons to the positions listed opposite their names:

Name	Position
Zhou Deng Rong	Chief Executive Officer
Zhou Jian	General Manager
Zhou Deng Hua	Vice General Manager
Zeng Ning	Secretary

Effective as of May 29, 2012, Merger Sub was merged with and into the Company. As a result of the merger, the Company’s corporate name was changed to “Xiangtian (USA) Air Power Co., Ltd.”

We incurred total operating expenses in the amount of $74,944 from inception on September 2, 2008 through April 30, 2012.  These operating expenses comprised of professional fees totaling $50,973 and general and administrative expenses totaling $23,971.

Liquidity and Capital Resources

As at April 30, 2012, we had a cash balance of $1,076.

We do not anticipate generating any revenue for the foreseeable future. No other source of capital has been identified or sought. We have experienced a shortfall in operating capital.

When additional funds become required, we expect to raise fund through equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan. In the absence of such financing, our business will fail.

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

We are in dire need for injection of funds to execute our business, repay advances received and to survive as a reporting entity.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a.

Exhibits

Exhibit Number	Description of Exhibit

3.1*	Articles of Incorporation*
3.2	Articles of Merger (filed as an exhibit to Company’s Current Report on Form 8-K on May 9, 2012)
3.2*	Bylaws*
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed with the Company’s Registration Statement of Form S-1 filed on September 18, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

XIANGTIAN (USA) AIR POWER CO., LTD.
(Registrant)

Date: June 14, 2012

By: /s/ Zhou Deng Rong
Zhou Deng Rong
Principal Executive Officer and Principal Financial Officer