Form 10-K
period 2012-07-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2012-10-29
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended July 31, 2012

Or

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-52735

XIANGTIAN (USA) AIR POWER CO., LTD.

(Exact Name of Small Business Issuer as specified in its charter)

Delaware	98-0632932
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

c/o Luck Sky International Investment Holdings Limited

Unit 602 Causeway Bay Comm Bldg 1

Sugar Street, Causeway Bay

Hong Kong, People’s Republic of China

 (Address of principal executive offices)

+86 10 859 10 261

(Registrant's telephone number including area code)

Goa Sweet Tours Ltd.

(Registrant's former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X ] No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,750,000 Based on 3,000,000 common shares at $1.25 on January 31, 2011, which is the quotation posted on the OTCQB Market (“OTCQB” under the symbol “GOAS”)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 8,000,000 common shares issued and outstanding as of September 17, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

In this prospectus, “Goa Tours”, “the Company,” “we,” “us,” and “our,” refer to Xiangtian (USA) Air Power Co., Ltd., unless the context otherwise requires. Unless otherwise indicated, the term “fiscal year” refers to our fiscal year ending July 31. Unless otherwise indicated, the term “common stock” refers to shares of the Company’s common stock, par value $0.001 per share.

PART I

Item 1.  Business

Overview

Xiangtian (USA) Air Power Co., Ltd. was originally incorporated as Goa Sweet Tours Ltd. in the State of Delaware on September 2, 2008. We were formed to provide personalized concierge tour packages to tourists who visit the State of Goa, India.

On April 17, 2012, Goa Sweet Tours, Ltd. entered into Share Purchase Agreements (the “Purchase Agreements”), with Luck Sky International Investment Holdings Limited, an entity owned and controlled by Zhou Deng Rong, and certain of our former stockholders who owned, in the aggregate, 7,200,000 shares of our common stock (90% of the outstanding shares). Luck Sky International Investment Holdings Limited purchased such shares for an aggregate of $235,000.  The sale of such shares closed on May 15, 2012.

On May 25, 2012, Goa Sweet Tours, Ltd. formed a corporation under the laws of the State of Delaware called Xiangtian (USA) Air Power Co., Ltd. ("Merger Sub") and on the same day, acquired one hundred percent of the total outstanding shares of Merger Sub's common stock for cash. As such, Merger Sub became our wholly-owned subsidiary.

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

We are a development stage company and since inception, we have not generated consistent revenues and have incurred a cumulative net loss as reflected in the financial statements. We have minimal assets and have incurred losses since inception. We have no employees and own no real estate or personal property. The purpose of the business is to see the acquisition of or merger with, an existing company in the air power industry. We are seeking companies in the manufacturing, research and development of products which uses engines powered by compressed air, including transportation, electricity generation, etc. We are in the process of identifying suitable opportunities for possible business combination.

Our administrative offices are currently located at the premises of Luck Sky International Investment Holdings at Unit 602 Causeway Bay Community Building 1, Sugar Street Causeway Bay, Hong Kong. We plan to use these offices until we require larger space.

Plan of Operation

About Our Company

We are a development stage company and since inception, we have not generated revenues and have incurred a cumulative net loss as reflected in the financial statements. We have minimal assets and have incurred losses since inception. We have no employees and own no real estate or personal property. The purpose of the business is to seek the acquisition of or merger with, an existing company in the air power industry. We are seeking companies in the manufacturing, research and development of products which uses engines powered by compressed air, including transportation, electricity generation, etc. We are in the process of identifying suitable opportunities for possible business combination.

Since we became a reporting company, we are responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Qs.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our administrative offices are currently located at the premises of Luck Sky International Investment Holdings at Unit 602 Causeway Bay Community Building 1, Sugar Street Causeway Bay, Hong Kong. We plan to use these offices until we require larger space.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

As the Company is a “smaller reporting company,” it is not required to provide the performance graph required in paragraph (e) of Item 201.

Market Information

Since June 28, 2010, our shares have been listed for trading on the OTCQB Market (OTCQB). Our stock symbol is GOAS.

The OTCQB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCQB is not an issuer listing service, market or exchange. Although the OTCQB does not have any listing requirements per se, to be eligible for quotation on the OTCQB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCQB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.

As of September 17, 2012, the shareholders' list of our common shares showed 336 registered shareholders holding 8,000,000 shares. 7,200,000 shares are beneficially owned by Luck Sky International Investment Holdings Limited, an entity owned and controlled by Zhou Deng Rong who is our CEO and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

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

The following chart is indicative of the fluctuations in the stock prices:

	For the Year Ended				For the Year Ended
	July 31, 2012				July 31, 2011
	High		Low		High		Low

First Quarter	$	*	$	*		$0.51		$0.50
Second Quarter	$	*	$	*		$0.50		$0.50
Third Quarter		$1.25		$1.25		$2.25		$0.08
Fourth Quarter		$0.75		$2.05	$	*	$	*

* Due to a lack of priced quotations on the OTCBB, prices for those periods cannot be calculated.

These prices are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer.

Our common shares are issued in registered form. Empire Stock Transfer Co., Inc. of Henderson, Nevada is our stock transfer agent. They can be contacted by telephone at (702) 818-5898 and by facsimile at (702) 974-1444.

Holders

As of September 17, 2012, 8,000,000 shares of common stock were issued and outstanding.  There are 336 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

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

Penny Stock

Our common stock is considered to be a “penny stock” under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

-	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

-

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;

-	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

-	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

-	bid and offer quotations for the penny stock;

-	the compensation of the broker-dealer and its salesperson in the transaction;

-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

-	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Statement of Operations Information:

	Year Ended July 31, 2012	Year Ended July 31, 2011
Revenues	$-	$-
Gross profit	-	-
Total Operating Expenses	30,551	18,146
Net loss from continued operations	(30,551)	(18,146)

Net loss from discontinued operations	(393)	(672)

Net income (loss)	(30,944)	(18,818)
Income (loss) per share (basic and diluted) from continued operations	(0.00)	(0.00)
Income (loss) per share (basic and diluted) from discontinued operations	(0.00)	(0.00)

Balance Sheet Information:

	As of July 31, 2012	As of July 31, 2011
Working capital (deficit)	$(16,468)	(7,484)
Total assets	36,560	1,418
Total liabilities	53,028	8,902
Accumulated Deficit	(93,428)	(62,484)
Stockholders’ equity (deficit)	(16,468)	(7,484)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Xiangtian (USA) Air Power Co., Ltd., was originally incorporated at Goa Sweet Tours Ltd. in the State of Delaware on September 2, 2008. We were formed to provide personalized concierge tour packages to tourists who visit the State of Goa, India.

On April 17, 2012, Goa Sweet Tours, Ltd. entered into Share Purchase Agreements (the “Purchase Agreements”), with Luck Sky International Investment Holdings Limited, an entity owned and controlled by Zhou Deng Rong, and certain of our former stockholders who owned, in the aggregate, 7,200,000 shares of our common stock (90% of the outstanding shares). Luck Sky International Investment Holdings Limited purchased such shares for an aggregate of $235,000.  The sale of such shares closed on May 15, 2012.

On May 25, 2012, Goa Sweet Tours Ltd,. formed a corporation under the laws of the State of Delaware called Xiangtian (USA) Air Power Co., Ltd. ("Merger Sub") and on the same day, acquired one hundred percent of the total outstanding shares of Merger Sub's common stock for cash. As such, Merger Sub became our wholly-owned subsidiary.

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

Results of Operations:

	Year Ended July 31, 2012	Year Ended July 31, 2011
Revenues	$-	$-
Total Operating Expenses	30,944	18,818
Net income (loss)	(30,944)	(18,818)

Revenue

We have not earned any revenues since our inception.

Expenses

Our expenses for the year ended July 31, 2012 and 2011 are outlined in the table below:

	Year Ended July 31, 2012	Year Ended July 31 2011
Professional fees	$16,190	$9,750
General and administration fees	14,361	8,396
Loss from discontinued operations	393	672
Total	$30,944	$18,818

Results of Operations

We did not earn any revenues for the year ended July 31, 2012 and from inception on September 2, 2008 to July 31, 2012. We do not expect to realize any revenues until we are able to secure additional funds and execute our business plan. Our revenue will be generated from fees paid by customers for transportation services and tour packages, as well as commissions from the operators of various tour destinations for introducing them to our customers.  Since inception, we sold 8,000,000 shares of common stock for total proceeds of $55,000.

For the year ended July 31, 2012, we have incurred total operating expenses in the amount of $30,551 which mainly comprises of professional fees totaling $16,190, and general and administrative expenses totaling $14,361. For the year ended July 31, 2011 we incurred total operating expenses in the amount of $18,146 which mainly comprises of professional fees totaling $9,750, and general and administrative expenses totaling $8,396. The increase in operating expenses from 2011 to 2012 is due to we incurred more on the professional fees and administrative expenses related to public reporting.

We incurred total operating expenses in the amount of $89,329 from inception on September 2, 2008 through July 31, 2012. These operating expenses comprised of professional fees totaling $58,778, and general administrative expenses totaling $30,551.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

We incurred expenses from discontinued operations of $393, $672 and $4,099 for the years ended July 31, 2012, 2011 and the period from September 2, 2008 (inception) to July 31, 2012, respectively.

Liquidity and Capital Resources

As of July 31, 2012, we had a cash balance of $97.

We do not anticipate generating any revenue for the foreseeable future. Other than the shares offered during the year ended July 31, 2012, no other source of capital has been has been identified or sought. If we experience a shortfall in operating capital, our director and his associate have verbally agreed to advance the Company to a maximum of $20,000.

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

•	our ability to raise additional funding

•	the results of our proposed operations

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

Going Concern Consideration

The report of our independent registered public accounting firm states that there is substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in 2012.

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

Our audited financial statements are included following the signature page to this Form 10-K, beginning at page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A. Controls and Procedures

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

As of July 31, 2012, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended July 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of July 31, 2012. As a result of this assessment, management concluded that, as of July 31, 2012, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter ended July 31, 2012 covered by this report were not previously reported on Form 8-K.

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

Name	Age	Position
Chuntan Vernekar*	34	President, Secretary/Treasurer, Chief Executive Officer and sole member of the Board of Directors.
Zhou Deng Rong*	61	Chief Executive Officer and Director
Zhou Jian*	34	General Manager and Director
Zhou Deng Hua*	46	Vice General Manager and Director

* At the closing of the share purchase by Luck Sky International Investment Holdings Limited on May 15, 2012, there was a change in our Board of Directors and executive officers. Mr. Chuntan Vernekar, who served as our sole executive officer and director, resigned from all his executive officer positions on the same date, and after expanding the number of members of the Board of Directors to three and appointing Zhou Deng Rong, Zhou Jian and Zhou Deng Hua to serve as members of the board of directors, Mr. Vernekar tendered his resignation as a director, with such appointments and resignation to be effective on June 2, 2012.  Prior to his resignation from the Board of Directors, Mr. Vernekar also appointed the persons listed on the table above to be our officers, effective on May 15, 2012.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director, executive officer and key employee of our company, indicating the his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Chuntan Vernekar has been our President, Secretary, Treasurer and a member of the Board of Directors since our inception on September 2, 2008.  From 2002 until his resignation on May 15, 2012 as our officers and June 2, 2012 as our director, Mr. Vernekar has been owner and manager of a private chauffeur company, Goa Sweet Tours, which owns and operates three vehicles, one of which provides shuttle services to a five-star hotel in Goa, while the other two provide services to customers of various hotels and travel agencies.  For the last three years, Mr. Vernekar, through his company, Goa Sweet Tours, has provided tours in the States of Goa and Karnataka to numerous tourists.  From 1998 to 2002, Mr. Vernekar was employed by Taj Exotica Hotel in Goa as the general manager’s personal chauffeur.  During this time, he was required to take guests of the hotel’s general manager on certain tours, as dictated by the general manager.  From 1996 to 1998, Mr. Vernekar was a chauffeur for the staff of the Leela Kempinski Goa Hotel. Both hotels are designated as 5 star hotels.

Mr. Vernekar reads and speaks English, Hindi and Konkani fluently.  Management believes that Mr. Vernekar ‘s understanding of the English language, and his familiarity with British, American and Indian culture, will enable him to deal with a myriad of issues involving customer service.

Mr. Vernekar’s schedule allows him to spend up to 15 hours a week on the operations of our company. He has indicated to us that he will be willing to spend more time with the business as it grows.

Mr. Vernekar is not an officer or director of any other reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

Zhou Deng Rong has served as our Chief Executive Officer since May 15, 2012 and a member of our Board of Directors since June 2, 2012.  From 2005 to the present, Mr. Zhou has been Chairman of the Board of Directors and General Manager of Hong Kong Xiangtian International Investment Group Co., Ltd., a private investment company in China.  From 2008 until the present, he has also served and the Chairman of the Board of Directors and General manager of Tianjin Xiangtian Yili Vehicle Power Technology Co., Ltd., a company involved in aerodynamic research and development.  Mr. Zhou graduated from the Wuhan Institute of building Materials with a  Bachelors degree in Structural Engineering.  Mr. Zhou is a researcher and developer in the air power generation industry and owns more than 300 hundred patents in China, which we believe makes him qualified to sit on our Board of Directors.

Zhou Jian has served as our General Manager since May 15, 2012 and a member of our Board of Directors since June 2, 2012.  From January 2005 to the present, Mr. Zhou has been the Chief Financial Officer of Hong Kong Xiangtian International Investment Group Co., Ltd.  IN addition, he has been the Chairman of the Board of Directors of Xiangtian Ke-Li-Tai Air Power Machinery since December 2011 and the Chairman of the Board of Directors of Beijing Xiangtian Hua-Chuang Air Power Science and Technology  Institute Co., Ltd., each of which is involved in air power research and development.  Mr. Zhou received a Bachelor’s degree in Accounting from Southwest Finance University (China).  Mr. Zhou has extensive experience in finance and accounting, which we believe makes him well qualified to sit on our Board of Directors.

Zhou Deng Hua has served as our Vice General Manager since May 15, 2012 and a member of our Board of Directors since June 2, 2012.  Mr. Zhou has been a General Manager of Hong Kong Xiangtian International Investment Group Co., Ltd. since October 2005 and Chairman of the Board of Directors of Liaoning Xiangtian Vehicle Air Hybrid Co., Ltd., a company doing research on air power research, since April 2009.  Mr. Zhou graduated from Hubei University with a degree in Economic Management.  Mr. Zhou is qualified to be a member of our Board of Directors due to his extensive experience in the field of air power generation.

Zeng Ning has served as our Secretary since May 15, 2012.  From December 1999 until the present, Ms. Zeng has been the Administrative Director of the Si-Wei Law Office.  Ms. Zeng graduated with an associate degree in law from Southwest University of Political Science in 1999, and graduated from Sichuan University with a Bachelors degree in law and from China University of Political Science with a Master’s Degree in Economic Law.

No agreements or arrangements were entered into by us in connection with the appointment of the foregoing persons as our officers and directors.  None of such persons has previously entered into any transaction with us.

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

Committees of the Board of Directors

We are currently quoted on the OTCQB under the symbol “GOAS.”  The OTCQB does not have any requirements for establishing any committees.  For this reason, we have not established any committees.  All functions of an audit committee, nominating committee and compensation committee are and have been performed by our Board of Directors.

Our Board of Directors believes that, considering our size, decisions relating to director nominations can be made on a case-by-case basis by all members of the Board of Directors without the formality of a nominating committee or a nominating committee charter. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right to do so in the future.

The Board of Directors does not have an express policy with regard to the consideration of any director candidates recommended by shareholders since the Board of Directors believes that it can adequately evaluate any such nominees on a case-by-case basis; however, the Board of Directors will evaluate shareholder-recommended candidates under the same criteria as internally generated candidates. Although the Board of Directors does not currently have any formal minimum criteria for nominees, substantial relevant business and industry experience would generally be considered important, as would the ability to attend and prepare for board, committee and shareholder meetings. Any candidate must state in advance his or her willingness and interest in serving on the board of directors.

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities exchange and do not have any independent directors.

We do not currently satisfy the “independent director” requirements of the Nasdaq Marketplace Rules, which requires that a majority of a company’s directors be independent.

During the fiscal year ended July 31, 2012, the Board of Directors did not hold any meetings.

Significant Employees

We have no significant employees other than the officers described above.

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

Family Relationships

Zhou Deng Rong and Zhou Deng Hua are brothers, Zhou Deng Rong is Zhou Jian’s father, and Zhou Deng Hua is Zhou Jian’s uncle.

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

Code of Ethics

We have not adopted a formal written Code of Business Conduct for all officers, directors and senior employees.

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

Item 11. Executive Compensation

General

Since our incorporation on September 2, 2008, we have not compensated and have no arrangements to compensate our officers and directors for their services to us as officers and directors.

The following table sets forth the compensation paid by us for the fiscal years ended July 31, 2012 and 2011 for our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Chuntan Vernekar President, Secretary, Treasurer and Director	2012	-	-	-	-	-	-
	2011	-	-	-	-	-	-
Zhou Deng Rong CEO, CFO and Director	2012	-	-	-	-	-	-
Zhou Jian General Manager and Director	2012	-	-	-	-	-	-
Zhou Deng Hua	2012	-	-	-	-	-	-

Outstanding Equity Awards

We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our sole executive officer and director since our inception; accordingly, none were outstanding at July 31, 2012.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are currently no employments or other contracts or arrangements with our executive officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers or directors that would result from the resignation, retirement or any other termination of such persons from us. There are no arrangements for our directors or officers that would result from a change-in-control.

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

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any director. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

Our directors and executive officers or any associate or affiliate of our company during the last two fiscal years, is not or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock , as of the September 17, 2012, for our officers and directors.  There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock. The shareholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owners(1)	Amount of Beneficial Ownership	Percentage
Executive Officers and Directors
Zhou Deng Rong(2), CEO, CFO and Director	7,200,000	90%
Zhou Jian, Director	-	-
Zhou Deng Hua, Director	-	-
Executive officers and directors as a group	7,200,000	90%

5% Shareholder
Lucky Sky International Investment Holdings Limited Causeway Bay Common Bldg 1 Sugar Street Causeway Bay, Hong Kong	7,200,000	90%

 ________________________

(1) Unless otherwise indicated, the address for each director, and officer is c/o Lucky Sky International Investment Holdings Limited, Causeway Bay Common Bldg 1, Sugar Street, Causeway Bay, Hong Kong.

(2) Zhou Deng Rong is the sole director and shareholder of Lucky Sky International Investment Holdings Limited and has sole power to vote and dispose of the 7,200,000 shares of the Company owned by Lucky Sky International Investment Holdings Limited.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company neither owns nor leases any real or personal property. For the year ended July 31, 2012, Mr. Chuntan Vernekar, the Company’s former sole officer and director and Mr. Zhou Deng Rong, sole officer and director of the Company, provide the Company with use of office space and services free of charge.

For the year ended July 31, 2012, the Company did not compensate the Company’s sole officer for administrative services rendered to the Company.

As of July 31, 2012, the Company had received $51,273 from associates of the Company’s management. These advances are due on demand, unsecured and non-interest bearing.

Except as disclosed above, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2012.

Item 14. Principal Accounting Fees and Services

Year ended July 31,
	2012	2011
Audit Fees	$ 14,440	$ 9,750
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 14,440	$ 9,750

Audit Fees: The aggregate fees billed by the independent accountants for the last two fiscal years are for professional services for the audit of our annual financial statements and the review of our Form 10-Q and other services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees: The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was nil.

Tax Fees: During the last two fiscal years, there were no other fees charged by the principal accountants other than those disclosed above.

All Other Fees: During the last two fiscal years, there were no other fees charged by the principal accountants other than those disclosed above.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.       Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1) Financial statements for our Company are presented after the signature of this document.

(b)	Exhibits

Exhibit No.	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger (incorporated by reference to exhibits to Current Report on 8-K filed May 29, 2012)
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Merger (incorporated by reference to exhibits to Current Report on 8-K filed May 29, 2012)

(31)	Section 302 Certification
31.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certification
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XIANGTIAN (USA) AIR POWER CO., LTD.

(Registrant)

Date: October 29, 2012

By: /s/ Zhou Deng Rong

Zhou Deng Rong

Principal Executive Officer

Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

XIANGTIAN (USA) AIR POWER CO., LTD.

(Registrant)

/s/ Zhou Deng Rong
Zhou Deng Rong
Principal Executive Officer

Principal Financial Officer

Date: October 29, 2012

/s/ Zhou Jian

Zhou Jian

Director
Date: October 29, 2012

/s/ Zhou Deng Hua
Zhou Deng Hua
Director
Date: October 29, 2012

XIANGTIAN (USA) AIR POWER CO., LTD.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As of July 31, 2012 and 2011 and

For the years ended July 31, 2012 and 2011 and

For the period from September 2, 2008 (inception) to July 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

  Xiangtian (USA) Air Power Co., Ltd.

  (Formerly GOA Sweet Tours Ltd.)

  (A Development Stage Company)

  Hong Kong, China

We have audited the accompanying consolidated balance sheet of Xiangtian (USA) Air Power Co., Ltd. (the “Company”) as of July 31, 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended and the period from September 2, 2008 (inception) through July 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements for the period from September 2, 2008 (inception) through July 31, 2011 were audited by other auditors whose reports expressed unqualified opinions on those statements. Our opinion on the consolidated statements of operations, stockholders’ deficit and cash flows for the period from September 2, 2008 (inception) through July 31,  2012, insofar as it relates to amounts for prior periods through July 31, 2011, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xiangtian (USA) Air Power Co., Ltd. as of July 31, 2012, and the results of its operations and its cash flows for the year then ended and for the period from September 2, 2008 (inception) through July 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Xiangtian (USA) Air Power Co., Ltd. will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, Xiangtian (USA) Air Power Co., Ltd. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

October 29, 2012

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Xiangtian (USA) Air Power Co, Ltd.

(Formerly Goa Sweet Tours Ltd.)

(A Development Stage Company)

Hong Kong, China

We have audited the accompanying consolidated balance sheet of Xiangtian (USA) Air Power Co., Ltd. (the “Company”) as of July 31, 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended July 31, 2011 and the period from September 2, 2008 (Inception) through July 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2011, and the consolidated results of its operations and its cash flows for the year ended July 31, 2011 and the period from September 2, 2008 (Inception) through July 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding this matter also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

September 28, 2011

Xiangtian (USA) Air Power Co., Ltd.
(formerly Goa Sweet Tours Ltd.)
(A Development Stage Company)
Consolidated Balance Sheets

	July 31, 2012	July 31, 2011
ASSETS
Current assets
Cash	$97	$284
Prepaid expense	36,463	-
Current assets from discontinued operation	-	1,134
Total assets	$36,560	$1,418

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$1,755	$-
Advances from related parties	51,273	8,902
Total liabilities	53,028	8,902

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid-in capital	68,960	47,000
Deficit accumulated during the development stage	(93,428)	(62,484)
Total stockholders’ deficit	(16,468)	(7,484)
Total liabilities and stockholders’ deficit	$36,560	$1,418

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
(formerly Goa Sweet Tours Ltd.)
(A Development Stage Company)
Consolidated Statements of Operations

	For the Year Ended July 31, 2012	For the Year Ended July 31, 2011	Period From September 2, 2008 (inception) to July 31, 2012
Operating expenses:
General and administrative	$30,551	$18,146	$89,329
Loss from continuing operations	(30,551)	(18,146)	(89,329)

Discontinued operations (net of taxes):
Loss from discontinued operations	(393)	(672)	(4,099)

Net loss	$(30,944)	$(18,818)	$(93,428)

Net loss per common share - basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
Total	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	8,000,000	8,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
(formerly Goa Sweet Tours Ltd.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from September 2, 2008 (Inception) through July 31, 2012

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Par Value	Capital	Stage	Total

Balances, September 2, 2008 (inception)	-	$-	$-	$-	$-
Common stock issued for cash	5,000,000	5,000	20,000	-	25,000
Net loss	-	-	-	(19,525)	(19,525)

Balances, July 31, 2009	5,000,000	5,000	20,000	(19,525)	5,475
Common stock issued for cash	3,000,000	3,000	27,000	-	30,000
Net loss	-	-	-	(24,141)	(24,141)

Balances, July 31, 2010	8,000,000	8,000	47,000	(43,666)	11,334
Net loss	-	-	-	(18,818)	(18,818)

Balances, July 31, 2011	8,000,000	8,000	47,000	(62,484)	(7,484)
Sale of Goa Excursion	-	-	20,460	-	20,460
Donated rent	-	-	1,500	-	1,500
Net loss	-	-	-	(30,944)	(30,944)

Balances, July 31, 2012	8,000,000	$8,000	$68,960	$(93,428)	$(16,468)

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
(formerly Goa Sweet Tours Ltd.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended July 31, 2012	For the Year Ended July 31, 2011	Period From September 2, 2008 (Inception) to July 31, 2012
Cash flows from operating activities:
Net loss	$(30,944)	$(18,818)	$(93,428)
Net loss from discontinued operation	393	672	4,099
Net loss from continuing operation, net of income taxes	(30,551)	(18,146)	(89,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated rent	1,500	-	1,500
Changes in operating assets and liabilities:
Prepaid expense	(36,463)	-	(36,463)
Accounts payable and accrued liabilities	12,957	5,159	18,116
Net cash used in operating activities	(52,557)	(12,987)	(106,176)

Cash flows from financing activities:
Proceeds from issuances of common stock	-	-	55,000
Advances from related parties	52,370	5,861	51,273
Net cash provided by financing activities	52,370	5,861	106,273

Net change in cash	(187)	(7,126)	97
Cash - beginning of period from continued operations	284	7,410	-

Cash - end of period from continued operations	$97	$284	$97

Discontinued operations:
Net cash used in operating activities	$(1,527)	$(5,831)	$(10,393)
Net cash provided by (used in) financing activities	393	(54)	10,393

Net change in cash from discontinued operations	(1,134)	(5,885)	-
Cash - beginning of period from discontinued operations	1,134	7,019	-

Cash - end of period from discontinued operations	$-	$1,134	$-

Supplemental cash flows information:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	-	-	-

Non-cash investing and financing transactions:
Debt forgiveness from sale of Goa Excursion	$20,460	$-	$20,460

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

(formerly Goa Sweet Tours Ltd.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

Xiangtian (USA) Air Power Co., Ltd. (the “Company”) was incorporated in the State of Delaware on September 2, 2008 as Goa Sweet Tours Ltd. The Company was originally formed to provide personalized concierge tour packages to tourists who visit the State of Goa, India.  On April 17,  2012, the Company entered into Share Purchase Agreements, by and among, Luck Sky International Investment Holdings Limited (“Lucky Sky”), an entity owned and controlled by Zhou Deng Rong, and certain of our former stockholders who owned, in the aggregate, 7,200,000 shares of the Company’s common stock (90% of the at then outstanding shares).  Luck Sky purchased all 7,200,000 shares for an aggregate of $235,000.  The sale was completed on May 15, 2012.

On May 1, 2012, the Company sold its Indian subsidiary, Goa Excursion Private Limited (“Goa Excursion”), to Iqbal Boga for a total value of $10. Both the purchaser and the seller fully release, discharge, waive, and hold harmless the subsidiary’s debts and liabilities, including related party’s debts.

On May 25, 2012, the Company formed a corporation under the laws of the State of Delaware called Xiangtian (USA) Air Power Co., Ltd. ("Merger Sub") and on the same day, acquired one hundred shares of Merger Sub's common stock for cash. As such, Merger Sub became a wholly-owned subsidiary of the Company.

Effective as of May 29, 2012, Merger Sub was merged with and into the Company. As a result of the merger, the Company’s name was changed to “Xiangtian (USA) Air Power Co., Ltd.”. Prior to the merger, Merger Sub had no liabilities and nominal assets and, as a result of the merger, the separate existence of the Merger Sub ceased. The Company was the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in the directors, officers, capital structure or business of the Company.

We are a development stage company as defined by ASC 915 and since our inception we have not generated consistent revenues and have incurred a cumulative net loss as reflected in the consolidated financial statements. We have minimal assets and have incurred losses since inception. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market.  We plan to produce air power engine for bus, air power tower, and air power generator sets in fiscal 2013.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s consolidated financial statements are expressed in U.S. dollars.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Goa Excursion. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements of fiscal year 2011 were restated to reflect the discontinuation of Goa Excursion. See Note 4.

Discontinued Operations

The Company sold out its Indian subsidiary, Goa Excursion, on May 1, 2012.   Goa Excursion has been reflected as discontinued operations for periods presented in the Company’s consolidated financial statements.  Accordingly, the revenues, costs, expenses, assets, and liabilities of the Goa Excursion have been reported separately in the consolidated statements of operations and consolidated balance sheets for all periods presented.  The results of discontinued operations do not reflect any allocation of the Company’s general and administrative expenses.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At July 31, 2012 and 2011, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Foreign Currency Translation

The Company’s functional currency is United States (“U.S.”) dollars as substantially all of the Company’s operations use this denomination. The consolidated financial statements are presented in U.S. dollars.  Foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenues and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at July 31, 2012 or 2011.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Subsequent Events

The Company evaluated events subsequent to July 31, 2012 through the date the financial statements were issued for disclosure considerations.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $93,428 as at July 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of the Company’s common stock.

NOTE 4 - DISCONTINUED OPERATIONS

As discussed in Note 1, on May 1, 2012, the Company sold its Indian subsidiary, Goa Excursion, to Iqbal Boga (a related party) for a total value of $10. As the result of this transaction, accounts payable of $20,460 was forgiven by the related party. The Company recorded $20,460 as additional paid-in capital.

As of July 31, 2011, the amount reported as assets of the discontinued operations comprised a cash balance of $1,134.

For the years ended July 31, 2012, 2011 and the period from September 2, 2008 (inception) to July 31, 2012, the amounts reported in loss from discontinued operations comprised operating expenses of $393, $672 and $4,099, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from its related parties. During the years ended July 31, 2012 and 2011, the Company received $52,370 and $5,861, respectively, and used the funds for its operation. These advances are due on demand, unsecured and non-interest bearing.

The Company neither owns nor leases any real or personal property. Since the completion of its merger in May 2012, the Company uses office spaces provided by a related party free of charge. During the year ended July 31, 2012, the Company recognized $1,500 in donated rent.

NOTE 6 - CAPITAL STOCK AND EQUITY TRANSACTIONS

Common Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of $0.001 per share.

During the period ended July 31, 2009, the Company issued 5,000,000 shares of common stock for total cash proceeds of $25,000 to the Company’s sole director and officer. During the year ended July 31, 2010, the Company sold 3,000,000 shares of common stock for total cash proceeds of $30,000.

Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 100,000,000 shares with a par value of $0.001 per share. The preferred stock may be issued in one or more series, from time to time, with each series to have such designation, relative rights, preference or limitations, as adopted by the Company’s Board of Directors. No preferred shares have been issued.

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at July 31, 2012 and 2011 as follows

	2012	2011
Deferred tax assets:
Net operating losses	$32,000	$21,244

Total deferred tax assets	32,000	21,244
Less: valuation allowance	(32,000)	(21,244)

Deferred tax assets, net	$-	$-

As of July 31, 2012, for U.S. federal income tax reporting purposes, the Company has approximately $94,000 of unused net operating losses (“NOLs”) available for carry forward to future years. The benefit from the carry forward of such NOLs will begin expiring during the year ended July 31, 2029. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.