Form 10-Q
period 2012-10-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2012-12-07
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 8,000,000 shares of common stock, $0.001 par value outstanding at October 31, 2012. The registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Xiangtian (USA) Air Power Co., Ltd.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	October 31, 2012	July 31, 2012
ASSETS
Current assets
Cash	$60	$97
Prepaid expenses	23,550	36,463
Total assets	$23,610	$36,560

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$4,700	$1,755
Advances from related parties	55,318	51,273
Total liabilities	60,018	53,028

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.001 par value, 100,000,000 authorized, 0 issued and outstanding	-	-
Common shares: $0.001 par value, 100,000,000 authorized, 8,000,000 issued and outstanding	8,000	8,000
Additional paid-in capital	70,460	68,960
Deficit accumulated during the development stage	(114,868)	(93,428)
Total stockholders’ deficit	(36,408)	(16,468)
Total liabilities and stockholders’ deficit	$23,610	$36,560

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
			Period From
			September 2,
	For the Three Months		2008 (inception) to
	Ended October 31		October 31,
	2012	2011	2012
Operating expenses
General and administrative	$21,440	$7,195	$110,769
Loss from continuing operations	(21,440)	(7,195)	(110,769)

Discontinued operations (net of taxes):
Loss from discontinued operations	-	(98)	$(4,099)

Net loss	$(21,440)	$(7,293)	$(114,868)

Net loss per common share - basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
Total	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	8,000,000	8,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Period From
			September 2, 2008
	For the Three Months		(inception) to
	Ended October 31		October 31,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(21,440)	$(7,293)	$(114,868)
Net loss from discontinued operations	-	98	4,099
Net loss from continuing operations	(21,440)	(7,195)	(110,769)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated rent	1,500	-	3,000
Changes in operating assets and liabilities
Prepaid expense	12,913	-	(23,550)
Accounts payable and accrued liabilities	2,945	5,325	21,061
Net cash used in operating activities	(4,082)	(1,870)	(110,258)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	55,000
Advances from related parties	4,045	13,269	55,318
Net cash provided by financing activities	4,045	13,269	110,318

Net change in cash from continuing operations	(37)	11,399	60
Cash - beginning of period from continuing operations	97	284	-

Cash - end of period from continuing operations	$60	$11,683	$60

Discontinued operations:
Net cash used in operating activities	$-	$(98)	$(10,393)
Net cash provided by financing activities	-	-	10,393

Net change in cash from discontinued operations	-	(98)	-
Cash - beginning of period from discontinued operations	-	1,134	-

Cash - end of period from discontinued operations	$-	$1,036	$-

Supplement cash flows information:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	-	-	-

Non-cash investing and financing transactions:
Debt forgiveness from sale of Goa Excursion	$-	$-	$20,460

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

The Company is a development stage company as defined by ASC 915 and since inception the Company has not generated consistent revenues and has incurred a cumulative net loss as reflected in the consolidated financial statements. The Company has minimal assets and has incurred losses since inception. The Company's limited start-up operations have consisted of the formation of the Company business plan and identification of the Company's target market. The Company's plans to produce air power engine for bus, air power tower, and air power generator sets in fiscal 2013.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Goa Excursion. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements of fiscal year 2012 were restated to reflect the discontinuation of Goa Excursion. See Note 4.

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

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At October 31, 2012 and July 31, 2012, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

Earnings (Loss) per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per common share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities outstanding during the three months ended October 31, 2012 or 2011.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Subsequent Events

The Company evaluated events subsequent to October 31, 2012 through the date the consolidated financial statements were issued for disclosure considerations.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $114,868 as of October 31,  2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the three months ended October 31, 2012 and 2011 and the period from September 2, 2008 (inception) to October 31, 2012, the amounts reported in loss from discontinued operations comprised operating expenses of $0, $98 and $4,099, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from its related parties. As of October 31, 2012 and July 31, 2012, the Company had advances from related parties of  $55,318 and $51,273, respectively, and used the funds for its operation. These advances are due on demand, unsecured and non-interest bearing.

The Company neither owns nor leases any real or personal property. Since the completion of its merger in May 2012, the Company uses office spaces provided by a related party free of charge. During the three months ended October 31, 2012, the Company recognized $1,500 in donated rent.

NOTE 6 - CAPITAL STOCK AND EQUITY TRANSACTIONS

Common Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of $0.001 per share.

During the year ended July 31, 2009, the Company issued 5,000,000 shares of common stock for total cash proceeds of $25,000 to the Company’s sole director and officer. During the year ended July 31, 2010, the Company sold 3,000,000 shares of common stock for total cash proceeds of $30,000.

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

Overview

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

On May 25, 2012, Goa Sweet Tours Ltd, formed a corporation under the laws of the State of Delaware called Xiangtian (USA) Air Power Co., Ltd. ("Merger Sub") and on the same day, acquired one hundred percent of the total outstanding shares of Merger Sub's common stock for cash. As such, Merger Sub became our wholly-owned subsidiary.

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

We are a development stage company and since inception, we have not generated consistent revenues and have incurred a cumulative net loss as reflected in the financial statements. We have minimal assets and have incurred losses since inception. We have no employees and own no real estate or personal property. The purpose of the business is to see the acquisition of or merger with, an existing company in the air power industry or to develop such technologies and manufacturing capabilities ourselves. We are specifically seeking companies in the manufacturing, research and development of products which uses engines powered by compressed air, including transportation, electricity generation, etc. as suitable business combination candidates.

Results of Operations

Revenue

Since inception on September 2, 2008 and for the three months ended October 31, 2012 we have not earned any revenues.  We are currently seeking business combination opportunities with companies in the air power industry or sources of capital to allow us to develop such technologies and manufacturing opportunities ourselves. We do not expect to realize any revenues until our business plan is implemented.

Operating Expenses

For the three months ended October 31, 2012, we incurred operating expenses in the amount of $21,440 which mainly comprised of professional fees totaling $10,165 and general and administrative expenses totaling $11,275 relating to transfer agent fees and filing fees.

We incurred total operating expenses in the amount of $110,769 from inception on September 2, 2008 through October 31, 2012.  These operating expenses comprised of professional fees totaling $68,943, and general administrative expenses totaling $41,826.

We incurred expenses from discontinued operations of $0, $98, and $4,099 for the three months ended October 31, 2012 and 2011 and the period from September 2, 2008 (inception) to October 31, 2012, respectively.

Liquidity and Capital Resources

As of October 31, 2012, we had a cash balance of $60.

Since inception, we have raised $55,000 through the sale of 8,000,000 shares of our common stock. We do not anticipate generating any revenue for the foreseeable future. No other source of capital has been identified or sought. We have experienced a shortfall in operating capital.

Management intends to continue to finance operating costs over the next twelve months with existing cash on hand and loans from directors.

When additional funds become required, we expect to raise funds through equity financing from the sale of our common stock.  If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan. In the absence of such financing, our business will fail.

We anticipate to continue to incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that we are a development stage company.

Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors are disclosed factors include, but are not limited to:

•  our ability to raise additional funding;

•  the results of our proposed operations

We are in dire need for injection of funds to execute our business, repay advances received and to continue meeting our reporting obligations with the SEC.

Going Concern Consideration

The report of our independent registered accounting firm for the year ended July 31, 2012 raises substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in fiscal 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger (incorporated by reference to exhibits to Current Report on 8-K filed May 29, 2012)
3.1	Articles of Incorporation (incorporated by reference to exhibits to Registration Statement on Form S-1 filed on September 18, 2009)
3.2	Bylaws (incorporated by reference to exhibits to Registration Statement on Form S-1 filed on September 18, 2009)
3.3	Articles of Merger (incorporated by reference to exhibits to Current Report on 8-K filed May 29, 2012)
31.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XIANGTIAN (USA) AIR POWER CO., LTD.

By: /s/ Zhou Deng Rong

Zhou Deng Rong

Principal Executive Officer

Principal Financial Officer

Date: December 7, 2012