Form 10-Q
period 2013-01-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2013-03-18
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 8,000,000 shares of common stock, $0.001 par value outstanding at January 31, 2013. The registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Xiangtian (USA) Air Power Co., Ltd
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	January 31, 2013	July 31, 2012
ASSETS
Current assets
Cash	$60	$97
Prepaid expense	14,637	36,463
Total assets	$14,697	$36,560

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$10,944	$1,755
Advances from related party	65,818	51,273
Total liabilities	$76,762	$53,028

Commitments and contingencies

STOCKHOLDERS’ DEFICIT

Preferred stock: $0.001 par value, 100,000,000 authorized, 0 issued and outstanding	$-	$-
Common shares: $0.001 par value, 100,000,000 authorized, 8,000,000 issued
and outstanding	8,000	8,000
Additional paid-in capital	71,960	68,960
Deficit accumulated during the development stage	(142,025)	(93,428)
Total stockholders’ deficit	(62,065)	(16,468)
Total liabilities and stockholders’ deficit	$14,697	$36,560

The accompanying notes are an integral part of these consolidated financial statements

Xiangtian (USA) Air Power Co., Ltd
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Period From
					September 2,
	For the Three Months		For the Six Months		2008 (inception) to
	Ended January 31,		Ended January 31,		January 31,
	2013	2012	2013	2012	2013
Expenses
General and administrative	$27,157	$2,225	$48,597	$9,420	$137,926
Loss from continuing operations	(27,157)	(2,225)	(48,597)	(9,420)	(137,926)

Discontinued operations (net of taxes):
Loss from discontinued operations	-	(98)	-	(196)	(4,099)

Net loss	$(27,157)	$(2,323)	$(48,597)	$(9,616)	$(142,025)

Net loss per common share - basic and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Total	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of these consolidated financial statements

Xiangtian (USA) Air Power Co., Ltd.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Period From
			September 2, 2008
	For the Six Months		(inception) to
	Ended January 31,		January 31,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(48,597)	$(9,616)	$(142,025)
Net loss from discontinued operations	-	196	4,099
Net loss from continuing operations	(48,597)	(9,420)	(137,926)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated rent	3,000	-	4,500
Changes in operating assets and liabilities
Prepaid expense	21,826	-	(14,637)
Accounts payable and accrued liabilities	9,189	220	27,305
Net cash used in operating activities	(14,582)	(9,200)	(120,758)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	55,000
Advances from related parties	14,545	13,279	65,818
Net cash provided by financing activities	14,545	13,279	120,818

Net change in cash from continuing operations	(37)	4,079	60
Cash - beginning of period from continuing operations	97	284	-

Cash - end of period from continuing operations	$60	$4,363	$60

Discontinued operations:
Net cash used in operating activities	$-	$(196)	$(10,393)
Net cash provided by financing activities	-	-	10,393

Net change in cash from discontinued operations	-	(196)	-
Cash - beginning of period from discontinued operations	-	1,134	-

Cash - end of period from discontinued operations	$-	$938	$-

Supplement cash flows information:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	-	-	-

Non-cash investing and financing transactions:
Debt forgiveness from sale of Goa Excursion	$-	$-	$20,460

The accompanying notes are an integral part of these consolidated financial statements

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K for the year ended July 31, 2012.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10-K have been omitted.

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

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At January 31, 2013 and July 31, 2012, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

Earnings (Loss) per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per common share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities outstanding during the three and six months ended January 31, 2013 or 2012.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Subsequent Events

The Company evaluated events subsequent to January 31, 2013 through the date the consolidated financial statements were issued for disclosure considerations.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $142,025 as of January 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the six months ended January 31, 2013 and 2012 and the period from September 2, 2008 (inception) to January 31, 2013, the amounts reported in loss from discontinued operations comprised operating expenses of $0, $196 and $4,099, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from its related parties. As of January 31, 2013 and July 31, 2012, the Company had advances from related parties of  $65,818 and $51,273, respectively, and used the funds for its operation. These advances are due on demand, unsecured and non-interest bearing.

The Company neither owns nor leases any real or personal property. Since the completion of its merger in May 2012, the Company uses office spaces provided by a related party free of charge. During the six months ended January 31, 2013, the Company recognized $3,000 in donated rent.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

Xiangtian (USA) Air Power Co., Ltd., was originally incorporated at Goa Sweet Tours Ltd. in the State of Delaware on September 2, 2008. We were formed to provide personalized concierge tour packages to tourists who visit the State of Goa, India.

On April 17, 2012, Goa Sweet Tours, Ltd. entered into Share Purchase Agreements (the “Purchase Agreements”), with Luck Sky International Investment Holdings Limited, an entity owned and controlled by our CEO, Zhou Deng Rong, and certain of our former stockholders who owned, in the aggregate, 7,200,000 shares of our common stock (90% of the outstanding shares). Luck Sky International Investment Holdings Limited purchased such shares for an aggregate of $235,000. The sale of such shares closed on May 15, 2012.

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

Results of Operations

Revenue

Since inception on September 2, 2008, we have not earned any revenues.  We are currently seeking business combination opportunities with companies in the air power industry or sources of capital to allow us to develop such technologies and manufacturing opportunities ourselves. We do not expect to realize any revenues until our business plan is implemented.

Operating Expenses

For the six months ended January 31, 2013, we incurred operating expenses in the amount of $48,597 which mainly comprised of professional fees totaling $13,165 and general and administrative expenses totaling $35,432 relating to transfer agent fees and filing fees. For the six months ended January 31, 2012, we incurred operating expenses in the amount of $9,420 from continuing operations, which mainly comprised of professional fees totaling $6,922 and general and administrative expenses totaling $2,498 relating to transfer agent fees and filing fees.

For the three months ended January 31, 2013, we incurred operating expenses in the amount of $27,157 which mainly comprised of professional fees totaling $3,000 and general and administrative expenses totaling $24,157 relating to transfer agent fees and filing fees. For the three months ended January 31, 2012, we incurred operating expenses in the amount of $2,225 from continuing operations, which mainly comprised of professional fees totaling $1,672 and general and administrative expenses totaling $553 relating to transfer agent fees and filing fees

We incurred total operating expenses in the amount of $137,926 from inception on September 2, 2008 through January 31, 2013.  These operating expenses comprised of professional fees totaling $71,943, and general administrative expenses totaling $65,983.

We incurred expenses from discontinued operations of $0, $196, and $4,099 for the six months ended January 31, 2013 and 2012 and the period from September 2, 2008 (inception) to January 31, 2013, respectively.

Liquidity and Capital Resources

As of January 31, 2013, we had a cash balance of $60.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were not effective.

We are currently engaged in the review, documentation and remediation of its disclosure controls and procedures. Once our company is engaged in a business of merit and has sufficient personnel available, we will establish and implement the internal control procedures.

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

Date: March 18, 2013