Form 10-Q
period 2013-04-30
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2013-06-10
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 8,000,000 shares of common stock, $0.001 par value outstanding at April 30, 2013. The registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets as of April 30, 2013 and July 31, 2012 (Unaudited)	1
Consolidated Statements of Operations for the Three and Nine Months Ended April 30, 2013 and 2012, and for the period from September 2, 2008 (inception) to April 30, 2013 (Unaudited)	2
Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2013 and 2012, and for the period from September 2, 2008 (inception) to April 30, 2013 (Unaudited)	3
Notes to Consolidated Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosures About Market Risk	9
Item 4. Controls and Procedures	9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	10
Item 1A. Risk Factors	10
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3. Defaults Upon Senior Securities	10
Item 4. Mine Safety Disclosures	10
Item 5. Other Information	10
Item 6. Exhibits	10
Signatures	11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Xiangtian (USA) Air Power Co., Ltd
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	April 30, 2013	July 31, 2012
ASSETS
Current assets
Cash	$60	$97
Prepaid expense	6,454	36,463
Total assets	$6,514	$36,560

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities:	$1,200	$1,755
Advances from related party	80,431	51,273
Total liabilities	$81,631	$53,028

Commitments and contingencies

STOCKHOLDERS’ DEFICIT

Preferred stock: $0.001 par value, 100,000,000 authorized, 0 issued and outstanding	$-	$-
Common stock: $0.001 par value, 100,000,000 authorized, 8,000,000 issued
and outstanding	8,000	8,000
Additional paid-in capital	73,460	68,960
Deficit accumulated during the development stage	(156,577)	(93,428)
Total stockholders’ deficit	(75,117)	(16,468)
Total liabilities and stockholders’ deficit	$6,514	$36,560

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Period From
					September 2,
	For the Three Months		For the Nine Months		2008 (inception) to
	Ended April 30,		Ended April 30,		April 30,
	2013	2012	2013	2012	2013
Expenses
General and administrative	$14,522	$2,746	$63,149	$12,166	$152,478
Loss from continuing operations	(14,522)	(2,746)	(63,149)	(12,166)	(152,478)

Discontinued operations (net of taxes):
Loss from discontinued operations	-	(98)	-	(294)	(4,099)

Net loss	$(14,522)	$(2,844)	$(63,149)	$(12,460)	$(156,577)

Net loss per common share - basic and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Total	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Period From
			September 2, 2008
	For the Nine Months		(inception) to
	Ended April 30,		April 30,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(63,149)	$(12,460)	$(156,577)
Net loss from discontinued operations	-	294	4,099
Net loss from continuing operations	(63,149)	(12,166)	(152,478)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated rent	4,500	-	6,000
Changes in operating assets and liabilities
Prepaid expense	30,009	(650)	(6,454)
Accounts payable and accrued liabilities	(555)	-	17,561
Net cash used in operating activities	(29,195)	(12,816)	(135,371)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	55,000
Advances from related parties	29,158	12,768	80,431
Net cash provided by financing activities	29,158	12,768	135,431

Net change in cash from continuing operations	(37)	(48)	60
Cash - beginning of period from continuing operations	97	284	-

Cash - end of period from continuing operations	$60	$236	$60

Discontinued operations:
Net cash used in operating activities	$-	$(294)	$(10,393)
Net cash provided by financing activities	-	-	10,393

Net change in cash from discontinued operations	-	(294)	-
Cash - beginning of period from discontinued operations	-	1,134	-

Cash - end of period from discontinued operations	$-	$840	$-

Supplement cash flows information:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	-	-	-

Non-cash investing and financing transactions:
Debt forgiveness from sale of Goa Excursion	$-	$-	$20,460

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

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At April 30, 2013 and July 31, 2012, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

Earnings (Loss) per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per common share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities outstanding during the three and nine months ended April 30, 2013 or 2012.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Subsequent Events

The Company evaluated events subsequent to April 30, 2013 through the date the consolidated financial statements were issued for disclosure considerations.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $156,577 as of April 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the nine months ended April 30, 2013 and 2012 and the period from September 2, 2008 (inception) to April 30, 2013, the amounts reported in loss from discontinued operations comprised operating expenses of $0, $294 and $4,099, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from its related parties. As of April 30, 2013 and July 31, 2012, the Company had advances from related parties of $80,431 and $51,273, respectively, and used the funds for its operation. These advances are due on demand, unsecured and non-interest bearing.

The Company neither owns nor leases any real or personal property. Since the completion of its merger in May 2012, the Company uses office spaces provided by a related party free of charge. During the nine months ended April 30, 2013, the Company recognized $4,500 in donated rent.

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

Operating Expenses

For the nine months ended April 30, 2013, we incurred operating expenses in the amount of $63,149 which mainly comprised of professional fees totaling $47,796 and general and administrative expenses totaling $15,353 relating to transfer agent fees and filing fees. For the nine months ended April 30, 2012, we incurred operating expenses in the amount of $12,166 from continuing operations, which mainly comprised of professional fees totaling $8,091 and general and administrative expenses totaling $4,075 relating to transfer agent fees and filing fees. The increase of total operating expenses of $50,983 or 419% as compared to the same period last year, was mainly due to attorneys’ fee, auditing fee, and office rent increase.

For the three months ended April 30, 2013, we incurred operating expenses in the amount of $14,552 which mainly comprised of professional fees totaling $10,897 and general and administrative expenses totaling $3,655 relating to transfer agent fees and filing fees. For the three months ended April 30, 2012, we incurred operating expenses in the amount of $2,746 from continuing operations, which mainly comprised of professional fees totaling $1,463 and general and administrative expenses totaling $1,283 relating to transfer agent fees and filing fees.  The increase of total operating expenses of $11,806 or 430% as compared to the same period last year, was mainly due to attorneys’ fee, auditing expense, and office rent increase.

We incurred total operating expenses in the amount of $152,478 from inception on September 2, 2008 through April 30, 2013. These operating expenses comprised of professional fees totaling$106,574, and general administrative expenses totaling$45,904.

We incurred expenses from discontinued operations of $0, $294, and $4,099 for the nine months ended April 30, 2013 and 2012 and the period from September 2, 2008 (inception) to April 30, 2013, respectively.

Liquidity and Capital Resources

As of April 30, 2013, we had a cash balance of $60.

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

Going Concern Consideration

The absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in fiscal 2013 raises substantial doubt about our ability to continue as a going concern .

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

Date: June 10, 2013