Form 10-K
period 2013-07-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2013-10-29
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended July 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $8,000,000 Based on 8,000,000 common shares at $1.00 on July 31, 2013, which is the quotation posted on the OTCQB Market (“OTCQB” under the symbol “GOAS”)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 8,000,000 common shares issued and outstanding as of July 31, 2013.

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

PART I

Item 1.  Business

Overview

Xiangtian (USA) Air Power Co., Ltd. was originally incorporated as Goa Sweet Tours Ltd. in the State of Delaware on September 2, 2008. We were originally formed to provide personalized concierge tour packages to tourists who visit the State of Goa, India.

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

We are a development stage company and since inception, we have not generated consistent revenues and have incurred a cumulative net loss as reflected in the financial statements. We have minimal assets and have incurred losses since inception. We have no employees and own no real estate or personal property. The purpose of the business is to see the acquisition of or merger with, an existing company or companies in the green energy industry. We are seeking companies in the manufacturing, research and development of products which uses engines powered by compressed air, including transportation, electricity generation, etc. We are in the process of identifying suitable opportunities for possible business combinations.

Our administrative offices are currently located at the premises of Luck Sky International Investment Holdings at Unit 602 Causeway Bay Community Building 1, Sugar Street Causeway Bay, Hong Kong. We plan to use these offices until we require larger space.

Plan of Operation

About Our Company

We are a development stage company and since inception, we have not generated revenues and have incurred a cumulative net loss as reflected in the financial statements. We have minimal assets and have incurred losses since inception. We have no employees and own no real estate or personal property. The purpose of the business is to seek the acquisition of or merger with, an existing company or companies in the green power industry. We are seeking companies in the manufacturing, research and development of products which uses engines powered by compressed air, including transportation, electricity generation, etc. We are in the process of identifying suitable opportunities for possible business combinations. As these opportunities are identified, possible negotiations will begin with the hope that suitable terms can be reached. The growth of the company through structured merger and acquisition activity will be a core fundamental in our growth strategy.

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

Holders

As of September 17, 2013, 8,000,000 shares of common stock were issued and outstanding.  There are 336 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

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

Results of Operations:

Results of Operations

We did not earn any revenues for the year ended July 31, 2013 and from inception on September 2, 2008 to July 31, 2013. We do not expect to realize any revenues until we are able to find and execute a merger or management agreement with an appropriate company in the Air Power Industry. Since inception, we sold 8,000,000 shares of common stock for total proceeds of $55,000.

For the year ended July 31, 2013, we have incurred total operating expenses in the amount of $70,855 which mainly comprises of professional fees totaling $63,149, and general and administrative expenses totaling $7,706. For the year ended July 31, 2012 we incurred total operating expenses in the amount of $30,551 which mainly comprises of professional fees totaling $16,190, and general and administrative expenses totaling $14,361. The increase in operating expenses from 2012 to 2013 is due to increased amounts of professional fees and administrative expenses related to public reporting.

We incurred total operating expenses in the amount of $160,214 from inception on September 2, 2008 through July 31, 2013. These operating expenses comprised of professional fees totaling $121,927, and general administrative expenses totaling $38,287.

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

Liquidity and Capital Resources

As of July 31, 2013, we had a cash balance of $4,430.

We anticipate generating revenue for the fiscal year starting August 1, 2013. Other than the shares offered during the year ended July 31, 2012, no other public offering is anticipated at this time. If we experience a shortfall in operating capital, our director and his associate have verbally agreed to advance the Company to a maximum of $20,000.

When additional funds become required, the additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

When a potential merger or management agreement is identified, funding for such a merger or management agreement may come from the use of common stock. If we are successful in the merger activity or management agreement, existing shareholders will experience dilution of their interest in our company.

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

Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors are disclosed factors include, but are not limited to:

•	our ability to raise additional funding

•	our ability to identify and finalize merger activity or find management agreement opportunities
•	the results of our proposed operations

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

We anticipate the ability to identify and negotiate merger activities or management agreements with companies in the air power industry. If we are unable to find suitable merger opportunities, then we anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern Consideration

The report of our independent registered public accounting firm states that there is substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in 2013. We are however in the process of identifying potential merger opportunities and pursuing various avenues to expand our business.

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

As of July 31, 2013, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended July 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of July 31, 2013. As a result of this assessment, management concluded that, as of July 31, 2013, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter ended July 31, 2013 covered by this report were not previously reported on Form 8-K.

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

During the fiscal year ended July 31, 2013, the Board of Directors did not hold any meetings.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Zhou Deng Rong CEO, CFO and Director	2013	-	-	-	-	-	-
Zhou Jian General Manager and Director	2013	-	-	-	-	-	-
Zhou Deng Hua	2013	-	-	-	-	-	-

Outstanding Equity Awards

We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our sole executive officer and director since our inception; accordingly, none were outstanding at July 31, 2013.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company neither owns nor leases any real or personal property. For the year ended July 31, 2013 Mr. Zhou Deng Rong, sole officer and director of the Company, provide the Company with use of office space and services free of charge.

For the year ended July 31, 2013, the Company did not compensate the Company’s sole officer for administrative services rendered to the Company.

As of July 31, 2013, the Company had received $84,283 from associates of the Company’s management. These advances are due on demand, unsecured and non-interest bearing.

Except as disclosed above, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2013.

Item 14. Principal Accounting Fees and Services

	Year ended July 31,
	2013	2012
Audit Fees	$21,430	$14,440
Audit Related Fees	-	-
Tax Fees	-	$1,500
All Other Fees	-	-
Total	$21,430	$15,940

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

PART IV

Item 15.       Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1) Financial statements for our Company are presented after the signature of this document.

(b)	Exhibits

Exhibit No.	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger (incorporated by reference to exhibits to Current Report on 8-K filed May 29, 2012)
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Merger (incorporated by reference to exhibits to Current Report on 8-K filed May 29, 2012)

(31)	Section 302 Certification
31.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certification
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
(1)	Previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XIANGTIAN (USA) AIR POWER CO., LTD.

(Registrant)

Date: October 29, 2013

By: /s/ Zhou Deng Rong
Zhou Deng Rong
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

XIANGTIAN (USA) AIR POWER CO., LTD.

(Registrant)

/s/ Zhou Deng Rong
Zhou Deng Rong
Principal Executive Officer
Principal Financial Officer
Date: October 29, 2013

/s/ Zhou Jian
Zhou Jian
Director
Date: October 29, 2013

/s/ Zhou Deng Hua
Zhou Deng Hua
Director
Date: October 29, 2013

XIANGTIAN (USA) AIR POWER CO., LTD.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As of July 31, 2013 and 2011 and

For the years ended July 31, 2013 and 2012 and

For the period from September 2, 2008 (inception) to July 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Xiangtian (USA) Air Power Co., Ltd.

(Formerly GOA Sweet Tours Ltd.)

(A Development Stage Company)

Hong Kong, China

We have audited the accompanying consolidated balance sheet of Xiangtian (USA) Air Power Co., Ltd. (the “Company”) as of July 31, 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended and the period from September 2, 2008 (inception) through July 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements for the period from September 2, 2008 (inception) through July 31, 2012 were audited by other auditors whose reports expressed unqualified opinions on those statements. Our opinion on the consolidated statements of operations, stockholders’ deficit and cash flows for the period from September 2, 2008 (inception) through July 31,  2013, insofar as it relates to amounts for prior periods through July 31, 2012, is based solely on the report of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xiangtian (USA) Air Power Co., Ltd. as of July 31, 2013, and the results of its operations and its cash flows for the year then ended and for the period from September 2, 2008 (inception) through July 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kenne Ruan, CPA, P.C.

Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

October 18, 2013

Xiangtian (USA) Air Power Co., Ltd.

(formerly Goa Sweet Tours Ltd.)

(A Development Stage Company)

Consolidated Balance Sheets

	July 31, 2013	July 31, 2012
ASSETS
Current assets
Cash	$4,430	$97
Prepaid expense	-	36,463
Total assets	$4,430	$36,560

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$1,500	$1,755
Advances from related parties	84,283	51,273
Total liabilities	85,783	53,028

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid-in capital	74,960	68,960
Deficit accumulated during the development stage	(164,313)	(93,428)
Total stockholders’ deficit	(81,353)	(16,468)
Total liabilities and stockholders’ deficit	$4,430	$36,560

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

(formerly Goa Sweet Tours Ltd.)

(A Development Stage Company)

Consolidated Statements of Operations

	For the Year Ended July 31, 2013	For the Year Ended July 31, 2012	Period From September 2, 2008 (inception) to July 31, 2013
Operating expenses:
General and administrative	$70,885	$30,551	$160,214
Loss from continuing operations	(70,885)	(30,551)	(160,214)

Discontinued operations (net of taxes):
Loss from discontinued operations	-	(393)	(4,099)

Net loss	$(70,885)	$(30,944)	$(164,313)

Net loss per common share - basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
Total	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	8,000,000	8,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

(formerly Goa Sweet Tours Ltd.)

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Period from September 2, 2008 (Inception) through July 31, 2013

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Par Value	Capital	Stage	Total

Balances, September 2, 2008 (inception)	-	$-	$-	$-	$-
Common stock issued for cash	5,000,000	5,000	20,000	-	25,000
Net loss	-	-	-	(19,525)	(19,525)

Balances, July 31, 2009	5,000,000	5,000	20,000	(19,525)	5,475
Common stock issued for cash	3,000,000	3,000	27,000	-	30,000
Net loss	-	-	-	(24,141)	(24,141)

Balances, July 31, 2010	8,000,000	8,000	47,000	(43,666)	11,334
Net loss	-	-	-	(18,818)	(18,818)

Balances, July 31, 2011	8,000,000	8,000	47,000	(62,484)	(7,484)
Sale of Goa Excursion	-	-	20,460	-	20,460
Donated rent	-	-	1,500	-	1,500
Net loss	-	-	-	(30,944)	(30,944)
Donated rent
Balances, July 31, 2012	8,000,000	8,000	68,960	(93,428)	(16,468)
Donated rent	-	-	6,000	-	6,000
Net loss	-	-	-	(70,885)	(70,885)

	8,000,000	$8,000	$74,960	$(164,313)	$(81,353)

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

(formerly Goa Sweet Tours Ltd.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Year Ended July 31, 2013	For the Year Ended July 31, 2012	Period From September 2, 2008 (Inception) to July 31, 2013
Cash flows from operating activities:
Net loss	$(70,885)	$(30,944)	$(164,313)
Net loss from discontinued operation	-	393	4,099
Net loss from continuing operation, net of income taxes	(70,885)	(30,551)	(160,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated rent	6,000	1,500	7,500
Changes in operating assets and liabilities:
Prepaid expense	36,463	(36,463)	-
Accounts payable and accrued liabilities	(255)	12,957	17,861
Net cash used in operating activities	(28,677)	(52,557)	(134,853)

Cash flows from financing activities:
Proceeds from issuances of common stock	-	-	55,000
Advances from related parties	33,010	52,370	84,284
Net cash provided by financing activities	33,010	52,370	139,284

Net change in cash	4,333	(187)	4,430
Cash - beginning of period from continued operations	97	284	-

Cash - end of period from continued operations	$4,430	$97	$4,430

Discontinued operations:
Net cash used in operating activities	$-	$(1,527)	$(10,393)
Net cash provided by (used in) financing activities	-	(393)	10,393

Net change in cash from discontinued operations	-	(1,134)	-
Cash - beginning of period from discontinued operations	-	1,134	-

Cash - end of period from discontinued operations	$-	$-	$-

Supplemental cash flows information:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	-	-	-

Non-cash investing and financing transactions:
Debt forgiveness from sale of Goa Excursion	$-	$20,460	$20,460

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

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At July 31, 2013 and 2012, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at July 31, 2013 or 2012.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $164,313 as of July 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the years ended July 31, 2012, 2011 and the period from September 2, 2008 (inception) to July 31, 2013, the amounts reported in loss from discontinued operations comprised operating expenses of $393, $672 and $4,099, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from its related parties. During the years ended July 31, 2013 and 2012, the Company received $33,010 and $52,370, respectively, and used the funds for its operations. These advances are due on demand, unsecured and non-interest bearing.

The Company neither owns nor leases any real or personal property. Since the completion of its merger in May 2012, the Company uses office spaces provided by a related party free of charge. During the year ended July 31, 2013 and 2012, the Company recognized $6,000 and $1,500 in donated rent, respectively.

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

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at July 31, 2013 and 2012 as follows:

	2012	2011
Deferred tax assets:
Net operating losses	$55,866	$32,000

Total deferred tax assets	55,866	32,000
Less: valuation allowance	(55,866)	(32,000)

Deferred tax assets, net	$-	$-

As of July 31, 2012, for U.S. federal income tax reporting purposes, the Company has approximately $164,,000 of unused net operating losses (“NOLs”) available for carry forward to future years. The benefit from the carry forward of such NOLs will begin expiring during the year ended July 31, 2029. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

NOTE 8 – SUBSEQUENT EVENTS

On September 24, 2013, the Company acquired one hundred percent of the shares of Lucksky (Hong Kong) Shares Limited common stock for common stock, and acquired one hundred percent of the shares of Sanhe City LuckSky Electrical Engineering Limited Company common stock for the Company’s common stock. As such, Lucksky (Hong Kong) Shares Limited was merged into the Company and Sanhe City LuckSky Electrical Engineering Limited Company became a wholly-owned subsidiary of the Company.

Effective as of September 24, 2013, Lucksky (Hong Kong) Shares Limited and Sanhe City LuckSky Electrical Engineering Limited Company were merged with and into the Company. As a result of the merger, the Company’s corporate name remained “Xiangtian (USA) Air Power Co., Ltd.” Prior to the merger, Lucksky (Hong Kong) Shares Limited and Sanhe City LuckSky Electrical Engineering Limited Company had no liabilities and nominal assets and, as a result of the merger, the separate existence of (Hong Kong) Shares Limited ceased. Sanhe City LuckSky Electrical Engineering Limited Company still exists and operates as a wholly owned subsidiary of the parent corporation in Mainland China. The Company was the surviving corporation in the merger and, except for the increase in issued common shares of stock provided for in the Agreement and Plan of Merger, there was no change in the directors, officers, or business of the Company.

