Form 10-Q
period 2013-10-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2013-12-16
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File Number 333-161997

XIANGTIAN (USA) AIR POWER CO., LTD.
(Exact name of registrant as specified in its charter)
DELAWARE	98-0632932
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization)

Unit 602 Causeway Bay Comm Bldg 1
  Sugar Street, Causeway Bay
Hong Kong, People’s Republic of China
(Address of principal executive offices)

86 10 859 10 261
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 8,000,000 shares of common stock, $0.001 par value outstanding at October 31, 2013. The registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Xiangtian (USA) Air Power Co., Ltd.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	October 31,	July 31,
	2013	2013
ASSETS
Current assets
Cash	$20,552.17	$4,430.68
Prepaid expense
Current assets from discontinued operation		-
Total assets	$20,552.17	$4,430.68

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$0.00	$1,500.00
Advances from related parties	195,887.00	84,283.29
Total liabilities	195,887.00	85,783.29

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 258,000,000 shares issued and outstanding	258,000,000.00	8,000.00
Additional paid-in capital	-173,750.23	74,960.00
Deficit accumulated during the development stage	-257,488.72	-164,312.61
Accumulated other comprehensive loss	-2,095.88	0.00
Total stockholders’ deficit	-175,334.83	-81,352.61
Total liabilities and stockholders’ deficit	$20,552.17	$4,430.68

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months	For the Three	Period From September 2,
	Months Ended	Months Ended	2008 (inception) to
	October 31,	October 31,	October 31,
	2013	2012	2013
Revenue:	$0.00	$0.00	$0.00
General and administrative	$95,271.60	$21,440.00	$255,485.98
Loss from continuing operations	-95,271.60	-21,440.00	-255,485.98
Loss from discontinued operations			-4,099.00

Net loss	$-95,271.60	$-21,440.00	$-259,584.98

Net loss per common share - basic and diluted
Continuing operations	$0.00	$0.00	$0.00
Discontinued operations	0.00	0.00	0.00
Total	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding - basic and diluted	258,000,000.00	8,000,000.00	8,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period From
	For the Three	For the Three	2-Sep-08
	Months Ended	Months Ended	(inception) to
	October 31,	October31,	October31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	-95,271.60	$-21,440.00	$-259,584.98
Net loss from discontinued operation	0.00		4,099.00
Net loss from continuing operation, net of income taxes	-95,271.60	-21,440.00	-255,485.98
Adjustments to reconcile net loss to net cash used in operating activities:
Donated rent		1,500.00	7,500.00
Changes in operating assets and liabilities:
Prepaid expense	0.00	12,913.00	0.00
Accounts payable and accrued liabilities	-1,500.00	2,945.00	16,361.00
Net cash used in operating activities	-96,771.60	-4,082.00	-231,624.98

Cash flows from financing activities:
Proceeds from issuances of common stock		-	55,000.00
Advances from related parties	111,603.71	4,045.00	195,887.77
Net cash provided by financing activities	111,603.71	4,045.00	250,887.77

Cash flows from investing activities:
Proceeds from the subsidiary	1,289.38	0.00	1,289.38
Net cash provided by investing activities	1,289.38	0.00	1,289.38

Net change in cash	16,121.49	-37.00	20,552.17
Cash - beginning of period from continued operations	4,430.68	97.00	0.00

Cash - end of period from continued operations	$20,552.17	$60.00	$20,552.17

Discontinued operations:
Net cash used in operating activities	$-	$	$-10,393.00
Net cash provided by (used in) financing activities	-		10,393.00

Net change in cash from discontinued operations	-
Cash - beginning of period from discontinued operations	-

Cash - end of period from discontinued operations	$-	$-	$

Supplemental cash flows information:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	-	-	-

Non-cash investing and financing transactions:
Debt forgiveness from sale of Goa Excursion	$-	$	$20,460.00

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Lucksky (Hong Kong) Shares Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At October 31, 2013 and July 31, 2013, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

Earnings (Loss) per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per common share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities outstanding during the three months ended October 31, 2013 or 2012.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Subsequent Events

The Company evaluated events subsequent to October 31, 2013 through the date the consolidated financial statements were issued for disclosure considerations.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $257,488.72 as of October 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of the Company’s common stock.

NOTE 4 - DISCONTINUED OPERATIONS

For the three months ended October 31, 2013 and 2012 and the period from September 2, 2008 (inception) to October 31, 2013, the amounts reported in loss from discontinued operations comprised operating expenses of $0, $0 and $4,099, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from its related parties. As of October 31, 2013 and July 31, 2012, the Company had advances from related parties of $195,887.00 and $84,283.29, respectively, and used the funds for its operation. These advances are due on demand, unsecured and non-interest bearing.

NOTE 6 - CAPITAL STOCK AND EQUITY TRANSACTIONS

Common Stock

The total number of common shares authorized that may be issued by the Company is 1,000,000,000 shares with a par value of $0.001 per share.

During the year ended July 31, 2009, the Company issued 5,000,000 shares of common stock for total cash proceeds of $25,000 to the Company’s sole director and officer. During the year ended July 31, 2010, the Company sold 3,000,000 shares of common stock for total cash proceeds of $30,000. Effective as of September 24, 2013, Lucksky (Hong Kong) Shares Limited was merged with and into the Company. As a result of the merger, Lucksky (Hong Kong) Shares Limited shareholders will receive one share of common stock for every one share of Lucksky (Hong Kong) Shares Limited common stock they have for a total of 250,000,000 shares of the Company Common Stock.

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

Results of Operations

Revenue

Since inception on September 2, 2008 and for the three months ended October 31, 2013 we have not earned any revenues.  We are currently seeking business combination opportunities with companies in the air power industry or sources of capital to allow us to develop such technologies and manufacturing opportunities ourselves. We do not expect to realize any revenues until our business plan is implemented.

Operating Expenses

For the three months ended October 31, 2013, we incurred operating expenses in the amount of $ 95,271.60.

We incurred total operating expenses in the amount of $ 255,485.98 from inception on September 2, 2008 through October 31, 2013.

Liquidity and Capital Resources

As of October 31, 2013, we had a cash balance of $ 20,552.17.

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

• €our ability to raise additional funding;
• €the results of our proposed operations

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

Date: December 16, 2013

