Form 10-Q
period 2014-01-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2014-03-17
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014

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

86 10 859 10 261
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 258,000,000 shares of common stock, $0.001 par value outstanding at March 13, 2014. The registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Xiangtian (USA) Air Power Co., Ltd.
(A Development Stage Company)
Consolidated Balance Sheets
January 31,2014
(Unaudited)

	January 31,	July 31,
	2014	2013
ASSETS
Current assets
Cash	$34,731	$4,430
Prepaid expense
Current assets from discontinued operation		-
Total assets	$34,731	$4,430

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	0	1,500
Advances from related parties	$280,189	84,283
Total liabilities	280,189	85,783

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 258,000,000 and 8,000,000 shares issued and outstanding	258,000	8,000
Additional paid-in capital	(173,750)	74,960
Deficit accumulated during the development stage	(329,709)	(164,312)
Total stockholders’ deficit	(245,459)	(81,352)
Total liabilities and stockholders’ deficit	$34,731	$4,430

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six		Period From September 2,
	Months Ended		Months Ended		2008 (inception) to
	January 31,		January 31,		January 31,
	2014	2013	2014	2013	2014
Revenue:	$0	0	$0	0	$0
General and administrative	$70,125	27,157	$165,396	48,597	$325,611
Loss from continuing operations	(70,125)	(27,157)	(165,396)	(48,597)	(325,611)
Loss from discontinued operations					(4,099)

Net loss	$(70,125)	(27,157)	$(21,440)	(48,597)	$(329,710)

Net loss per common share - basic and diluted
Continuing operations	$0	0	$0		$0
Discontinued operations	0	0	0		0
Total	$0	0	$0		$0
Weighted average number of common shares outstanding - basic and diluted	258,000,000	8,000,000	174,666,667	8,000,000	8,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period From
	For the Six	For the Six	Sptember2, 2008
	Months Ended	Months Ended	(inception) to
	January 31,	January 31,	January 31,
	2014	2013	2014
Cash flows from operating activities:
Net loss	(165,396)	$(48,597)	$(329,710)
Net loss from discontinued operation	0		4,099
Net loss from continuing operation, net of income taxes	(165,396)	$(48,597)	$(325,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated rent		3,000	7,500
Changes in operating assets and liabilities:
Prepaid expense	0	21,826	0
Accounts payable and accrued liabilities	(1,500)	9,189	16,361
Net cash used in operating activities	(166,896)	(14,582)	(301,750)

Cash flows from investing activities:
Proceeds from stock issuance	1,289	0	1,289
Net cash provided by investing activities	1,289	0	1,289

Cash flows from financing activities:
Proceeds from issuances of common stock			55,000
Advances from related parties	195,906	14,545	280,190
Net cash provided by financing activities	195,906	14,545	335,190

Net change in cash	30,300	-37	34,731
Cash - beginning of period from continued operations	4,430	97	0

Cash - end of period from continued operations	$34,731	$60	$34,731

Discontinued operations:
Net cash used in operating activities	$-	$	$(10,393)
Net cash provided by (used in) financing activities	-		10,393

Net change in cash from discontinued operations	-
Cash - beginning of period from discontinued operations	-

Cash - end of period from discontinued operations	$-	$-	$

Supplemental cash flows information:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	-	-	-

Non-cash investing and financing transactions:
Debt forgiveness from sale of Goa Excursion	$-	$	$20,460

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

On May 1, 2012, the Company sold its Indian subsidiary, Goa Excursion Private Limited (“Goa Excursion”), to Iqbal Boga for a total value of $10. Both the purchaser and the seller fully released, discharged, waived, and held harmless the subsidiary’s debts and liabilities, including related party’s debts.

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

On September 24, 2013, the Company acquired one hundred percent of the shares of common stock of Lucksky (Hong Kong) Shares Limited, a Hong Kong corporation,  for common stock of the Company, and agreed to acquire one hundred percent of the shares of Sanhe City LuckSky Electrical Engineering Limited (“Sanhe”) common stock for the Company’s common stock. Prior to the merger, Lucksky (Hong Kong) Shares Limited and Sanhe had no liabilities and nominal assets.  Effective as of September 24, 2013, Lucksky (Hong Kong) Shares Limited was merged with and into the Company and the Company was the surviving entity  On February 28, 2014, the Company and Sanhe agreed to extend the date of the merger of Sanhe into the Company to June 1, 2014.

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

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At January 31, 2014 and July 31, 2013, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

Earnings (Loss) per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per common share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share exclude all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities outstanding during the three months ended January 31, 2014 or 2013.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Subsequent Events

The Company evaluated events subsequent to January 31, 2014 through the date the consolidated financial statements were issued for disclosure considerations and determined there were no reportable subsequent events except that on February 28, 2014, the Company and Sanhe agreed to extend the date of the merger to June 1, 2014.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $329,709.as of January 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of the Company’s common stock.

NOTE 4 - DISCONTINUED OPERATIONS

For the six months ended January 31, 2014 and 2013 and the period from September 2, 2008 (inception) to January 31, 2014, the amounts reported in loss from discontinued operations comprised operating expenses of $0, $0 and $4,099, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from its related parties. As of January 31, 2014 and July 31, 2013, the Company had advances from related parties of $280,189 and $84,283, respectively, and used the funds for its operation. These advances are due on demand, unsecured and non-interest bearing.

NOTE 6 - CAPITAL STOCK AND EQUITY TRANSACTIONS

Common Stock

The total number of common shares authorized that may be issued by the Company is 1,000,000,000 shares with a par value of $0.001 per share.

During the year ended July 31, 2009, the Company issued 5,000,000 shares of common stock for total cash proceeds of $25,000 to the Company’s sole director and officer. During the year ended July 31, 2010, the Company sold 3,000,000 shares of common stock for total cash proceeds of $30,000. Effective as of September 24, 2013, Lucksky (Hong Kong) Shares Limited was merged with and into the Company. As a result of the merger, Lucksky (Hong Kong) Shares Limited shareholders received one share of common stock for every share of Lucksky (Hong Kong) Shares Limited common stock they have for a total of 250,000,000 shares of the Company common stock.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

Xiangtian (USA) Air Power Co., Ltd., was originally incorporated as Goa Sweet Tours Ltd. in the State of Delaware on September 2, 2008. We were formed to provide personalized concierge tour packages to tourists who visit the State of Goa, India.

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

On September 24, 2013, the Company acquired one hundred percent of the shares of common stock of Lucksky (Hong Kong) Shares Limited, a Hong Kong corporation,  for common stock of the Company, and agreed to acquire one hundred percent of the shares of Sanhe City LuckSky Electrical Engineering Limited (“Sanhe”) common stock for the Company’s common stock. Prior to the merger, Lucksky (Hong Kong) Shares Limited and Sanhe had no liabilities and nominal assets.  Effective as of September 24, 2013, Lucksky (Hong Kong) Shares Limited was merged with and into the Company and the Company was the surviving entity  On February 28, 2014, the Company and Sanhe agreed to extend the date of the acquisition to June 1, 2014.

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

Results of Operations

Revenue

Since inception on September 2, 2008 and for the six months ended January 31, 2014 we have not earned any revenues.  We are currently seeking business combination opportunities with companies in the air power industry or sources of capital to allow us to develop such technologies and manufacturing opportunities ourselves. We do not expect to realize any revenues until our business plan is implemented.

Operating Expenses

For the six months ended January 31, 2014, we incurred operating expenses in the amount of $ 165,396 compared to operating expenses of $48,497 for the six months ended January 31, 2013, an increase of 341%. The increase was substantially due to costs incurred in connection with regulatory compliance.

We incurred total operating expenses in the amount of $ 325,611 from inception on September 2, 2008 through January 31, 2014.

Liquidity and Capital Resources

As of January 31, 2014, we had a cash balance of $ 34,731.

Since inception, we have raised $55,000 through the sale of 8,000,000 shares of our common stock. We do not anticipate generating any revenue for the foreseeable future. No other source of capital has been identified or sought, except for advances from related parties that totaled $280,189 as of January 31, 2014. We have experienced a shortfall in operating capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger (incorporated by reference to exhibits to Current Report on 8-K filed May 29, 2012)
2.2	Amendment No. 3 to the Agreement and Plan of Merger dated as of February 24, 2014.*
3.1	Articles of Incorporation (incorporated by reference to exhibits to Registration Statement on Form S-1 filed on September 18, 2009)
3.2	Bylaws (incorporated by reference to exhibits to Registration Statement on Form S-1 filed on September 18, 2009)
3.3	Articles of Merger (incorporated by reference to exhibits to Current Report on 8-K filed May 29, 2012)
31.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XIANGTIAN (USA) AIR POWER CO., LTD.

By: /s/ Zhou Deng Rong
Zhou Deng Rong
Principal Executive Officer
Principal Financial Officer

Date: March 17, 2014

