Form 10-Q/A
period 2013-10-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2014-03-28
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 258,000,000 shares of common stock, $0.001 par value outstanding at October 31, 2013. The registrant has no other class of common equity.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend the following items of our Quarterly Report on Form 10-Q for the quarter ended October 31, 2013 as originally filed with the Securities and Exchange Commission on December 16, 2013 (the “Original Form 10-Q”): (i) Cover Page: the number of the shares of the outstanding common stock as of October 31, 2013, (ii) Item 1 of Part I “Financial Information” “Consolidated Balance Sheets”: the numbers of the issued and outstanding shares, and item “Accumulated other comprehensive loss” has been incorporated into item “Deficit accumulated during the development stage”, (iii) Item 1 of Part I “Financial Information” “Consolidated Statements of Operations”: the weighted average numbers of common shares outstanding and diluted, (iv) Note 1-Nature of Operations: the description of the Company’s acquisitions of the common stock of Lucksky (Hong Kong) Shares Limited on September 24, 2013 and its proposed acquisition of  Sanhe City LuckSky Electrical Engineering Limited, and(v) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” “Overview”: the description of the Company’s acquisitions of the common stock of Lucksky (Hong Kong) Shares Limited, on September 24, 2013 and its proposed acquisition of  Sanhe City LuckSky Electrical Engineering Limited.  All the  dollar amounts in Item 1: Financial Statements have also been rounded to the nearest dollar.   We have also updated the signature page, the certifications of our Chief Executive Officer and Principal Financial Officer in Exhibits 31.1 and 32.1.

No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Xiangtian (USA) Air Power Co., Ltd.
(A Development Stage Company)
Consolidated Balance Sheets
(October 31,2013
Unaudited)

	October 31,	July 31,
	2013	2013
ASSETS
Current assets
Cash	$20,552	$4,430
Prepaid expense
Current assets from discontinued operation		-
Total assets	$20,552	$4,430

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$0	$1,500
Advances from related parties	195,887	84,283
Total liabilities	195,887	85,783

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 258,000,000 and 8,000,000 shares issued and outstanding	258,000	8,000
Additional paid-in capital	-173,750	74,960
Deficit accumulated during the development stage	-259,585	-164,312
Total stockholders’ deficit	-175,335	-81,352
Total liabilities and stockholders’ deficit	$20,552	$4,430

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months	For the Three	Period From September 2,
	Months Ended	Months Ended	2008 (inception) to
	October 31,	October 31,	October 31,
	2013	2012	2013
Revenue:	$0	$0	$0
General and administrative	$95,272	$21,440	$255,486
Loss from continuing operations	-95,272	-21,440	-255,486
Loss from discontinued operations			-4,099

Net loss	$-95,272	$-21,440	$-259,585

Net loss per common share - basic and diluted
Continuing operations	$0	$0	$0
Discontinued operations	0	0	0
Total	$0	$0	$0
Weighted average number of common shares outstanding - basic and diluted	91,333,333	8,000,000	8,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period From September 2,
	For the Three	For the Three	2008
	Months Ended	Months Ended	(inception) to
	October 31,	October31,	October31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	-95,272	$-21,440	$-259,585
Net loss from discontinued operation	0		4,099
Net loss from continuing operation, net of income taxes	-95,272	-21,440	-255,486
Adjustments to reconcile net loss to net cash used in operating activities:
Donated rent		1,500	7,500
Changes in operating assets and liabilities:
Prepaid expense	0	12,913	0
Accounts payable and accrued liabilities	-1,500	2,945	16,361
Net cash used in operating activities	-96,772	-4,082	-231,625

Cash flows from financing activities:
Proceeds from issuances of common stock		-	55,000
Advances from related parties	111,604	4,045	195,888
Net cash provided by financing activities	111,604	4,045	250,888

Cash flows from investing activities:
Proceeds from stock issuance	1,289	0	1,289
Net cash provided by investing activities	1,289	0	1,289

Net change in cash	16,121	-37	20,552
Cash - beginning of period from continued operations	4,430	97	0

Cash - end of period from continued operations	$20,552	$60	$20,552

Discontinued operations:
Net cash used in operating activities	$-	$	$-10,393
Net cash provided by (used in) financing activities	-		10,393

Net change in cash from discontinued operations	-
Cash - beginning of period from discontinued operations	-

Cash - end of period from discontinued operations	$-	$-	$

Supplemental cash flows information:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	-	-	-

Non-cash investing and financing transactions:
Debt forgiveness from sale of Goa Excursion	$-	$	$20,460

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

On September 24, 2013, the Company acquired one hundred percent of the shares of common stock of Lucksky (Hong Kong) Shares Limited, a Hong Kong corporation, for common stock of the Company, and agreed to acquire one hundred percent of the shares of Sanhe City LuckSky Electrical Engineering Limited (“Sanhe”) common stock for the Company’s common stock. Prior to the merger, Lucksky (Hong Kong) Shares Limited and Sanhe had no liabilities and nominal assets.  Effective as of September 24, 2013, Lucksky (Hong Kong) Shares Limited was merged with and into the Company and the Company was the surviving entity  Prior to the merger, Lucksky (Hong Kong) had no liabilities and nominal assets.

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

Subsequent Events

The Company evaluated events subsequent to October 31, 2013 through the date the consolidated financial statements were issued for disclosure considerations and determined there were no reportable subsequent events.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $259,585 as of October 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from its related parties. As of October 31, 2013 and July 31, 2013, the Company had advances from related parties of $195,887.00 and $84,283.29, respectively, and used the funds for its operation. These advances are due on demand, unsecured and non-interest bearing.

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

Date: March 25, 2014

