Form 10-K/A
period 2013-07-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2014-03-31
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend and restate in its entirety our Annual Report on Form 10-K for the fiscal year ended July 31, 2013 (the “Original 10-K”) originally filed on October 29, 2013 with the Securities and Exchange Commission to insert a Report of Independent Registered Public Accounting Firm for the consolidated balance sheet of Xiangtian (USA) Air Power Co., Ltd. as of July 31, 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, issued by GBH CPAs, PC under “Item 8. Financial Statements and Supplementary Data”. We have also updated the signature page, the certifications of our Chief Executive Officer and Principal Financial Officer in Exhibits 31.1 and 32.1.

No other sections were affected, but for the convenience of the reader, this report on Form 10-K/A restates in its entirety, as amended, our Original 10-K. This report on Form 10- K/A is presented as of the filing date of the Original 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

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

Date: March 27, 2014

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

/s/ Zhou Deng Rong
Zhou Deng Rong
Principal Executive Officer
Principal Financial Officer
Date: March 27, 2014

/s/ Zhou Jian
Zhou Jian
Director
Date: March 27, 2014

/s/ Zhou Deng Hua
Zhou Deng Hua
Director
Date: March 27, 2014

XIANGTIAN (USA) AIR POWER CO., LTD.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As of July 31, 2013 and 2012 and

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

Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

October 18, 2013

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Xiangtian (USA) Air Power Co., Ltd.

(Formerly GOA Sweet Tours Ltd.)

(A Development Stage Company)

Hong Kong, China

We have audited the accompanying consolidated balance sheet of Xiangtian (USA) Air Power Co., Ltd. (the “Company”) as of July 31, 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of Xiangtian (USA) Air Power Co., Ltd.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xiangtian (USA) Air Power Co., Ltd. as of July 31, 2012 and the result of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Xiangtian (USA) Air Power Co., Ltd.

(formerly Goa Sweet Tours Ltd.)

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Period from September 2, 2008 (Inception) through July 31, 2013

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Par Value	Capital	Stage	Total

Balances, September 2, 2008 (inception)	-	$-	$-	$-	$-
Common stock issued for cash	5,000,000	5,000	20,000	-	25,000
Net loss	-	-	-	(19,525)	(19,525)

Balances, July 31, 2009	5,000,000	5,000	20,000	(19,525)	5,475
Common stock issued for cash	3,000,000	3,000	27,000	-	30,000
Net loss	-	-	-	(24,141)	(24,141)

Balances, July 31, 2010	8,000,000	8,000	47,000	(43,666)	11,334
Net loss	-	-	-	(18,818)	(18,818)

Balances, July 31, 2011	8,000,000	8,000	47,000	(62,484)	(7,484)
Sale of Goa Excursion	-	-	20,460	-	20,460
Donated rent	-	-	1,500	-	1,500
Net loss	-	-	-	(30,944)	(30,944)
Donated rent
Balances, July 31, 2012	8,000,000	8,000	68,960	(93,428)	(16,468)
Donated rent	-	-	6,000	-	6,000
Net loss	-	-	-	(70,885)	(70,885)

Balances, July 31, 2013	8,000,000	$8,000	$74,960	$(164,313)	$(81,353)

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

(formerly Goa Sweet Tours Ltd.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Year Ended July 31, 2013	For the Year Ended July 31, 2012	Period From September 2, 2008 (Inception) to July 31, 2013
Cash flows from operating activities:
Net loss	$(70,885)	$(30,944)	$(164,313)
Net loss from discontinued operations	-	393	4,099
Net loss from continuing operations, net of income taxes	(70,885)	(30,551)	(160,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated rent	6,000	1,500	7,500
Changes in operating assets and liabilities:
Prepaid expense	36,463	(36,463)	-
Accounts payable and accrued liabilities	(255)	12,957	17,861
Net cash used in operating activities	(28,677)	(52,557)	(134,853)

Cash flows from financing activities:
Proceeds from issuances of common stock	-	-	55,000
Advances from related parties	33,010	52,370	84,284
Net cash provided by financing activities	33,010	52,370	139,284

Net change in cash	4,333	(187)	4,430
Cash - beginning of period from continued operations	97	284	-

Cash - end of period from continued operations	$4,430	$97	$4,430

Discontinued operations:
Net cash used in operating activities	$-	$(1,527)	$(10,393)
Net cash provided by (used in) financing activities	-	(393)	10,393

Net change in cash from discontinued operations	-	(1,134)	-
Cash - beginning of period from discontinued operations	-	1,134	-

Cash - end of period from discontinued operations	$-	$-	$-

Supplemental cash flows information:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	-	-	-

Non-cash investing and financing transactions:
Debt forgiveness from sale of Goa Excursion	$-	$20,460	$20,460

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

For the years ended July 31, 2013, 2012 and the period from September 2, 2008 (inception) to July 31, 2013, the amounts reported in loss from discontinued operations comprised operating expenses of $0, $393 and $4,099, respectively.

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

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at July 31, 2013 and 2012 as follows:

	2013	2012
Deferred tax assets:
Net operating losses	$55,866	$32,000

Total deferred tax assets	55,866	32,000
Less: valuation allowance	(55,866)	(32,000)

Deferred tax assets, net	$-	$-

As of July 31, 2013, for U.S. federal income tax reporting purposes, the Company has approximately $164,000 of unused net operating losses (“NOLs”) available for carry forward to future years. The benefit from the carry forward of such NOLs will begin expiring during the year ended July 31, 2029. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

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

