Form 10-Q
period 2014-04-30
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2014-06-09
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

Unit 602 Causeway Bay CommBldg 1

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

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 258,916,865 shares of common stock, $0.001 par value outstanding at May 30, 2014. The registrant has no other class of common equity.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Xiangtian (USA) Air Power Co., Ltd.
(A Development Stage Company)
Consolidated Balance Sheets
(April 30,2014 Unaudited)

	April 30,	July 31,
	2014	2013
ASSETS
Current assets
Cash	$18,617	$4,430
Prepaid expense
Current assets from discontinued operation		-
Total current assets	$18,617	$4,430
Total Assets	$18,617	$4,430
LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	0	1,500
Advances from related parties	$301,145	84,283
Total liabilities	$301,145	85,783

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 258,916,865 and 8,000,000 shares issued and outstanding	258,917	8,000
Additional paid-in capital	(173,750)	74,960
Deficit accumulated during the development stage	(366,777)	-164,312
Accumulated other comprehensive income	(1)
Total stockholders’ deficit	(282,528)	-81,352
Total liabilities and stockholders’ deficit	$18,617	$4,430

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd. (A Development Stage Company) Consolidated Statements of Operations (Unaudited)

	For the Three Months		For the Nine		Period From September 2,
	Months Ended		Months Ended		2008 (inception) to
	April 30,		April 30,		April 30,
	2014	2013	2014	2013	2014
Revenue:	$0	0	$0	0	$0
General and administrative	$37,068	14,522	$202,464	63,149	$362,679
Loss from continuing operations	(37,068)	(14,522)	(202,464)	(63,149)	(362,679)
Loss from discontinued operations	0	0	0	0	(4,099)

Net loss	$(37,068)	(14,522)	(202,464)	(63,149)	$(366,778)

Net loss per common share - basic and diluted
Continuing operations	$0	0	$0		$0
Discontinued operations	0	0	0		0
Total	$0	0	$0		$0
Weighted average number of common shares outstanding - basic and diluted	258,916,865	8,000,000	202,444,444	8,000,000.1	8,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period From
	For the Nine	For the Nine	Sptember 2, 2008
	Months Ended	Months Ended	(inception) to
	April 30,	April 30,	April 30,
	2014	2013	2014
Cash flows from operating activities:
Net loss	(202,464)	$(63,149)	$(366,777)
Net loss from discontinued operation	0		4,099
Net loss from continuing operation, net of income taxes	(202,464)	$(63,149)	$(362,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated rent		4,500	7,500
Changes in operating assets and liabilities:
Prepaid expense	0	30,009	0
Accounts payable and accrued liabilities	(1,500)	(555)	16,361
Net cash used in operating activities	(203,964)	(29,195)	(338,817)

Cash flows from investing activities:
Proceeds from stock issuance	1,290	0	1,290
Net cash provided by investing activities	1,290	0	1,290

Cash flows from financing activities:
Proceeds from issuances of common stock			55,000
Advances from related parties	216,862	29,158	301,146
Net cash provided by financing activities	216,862	29,158	356,146

Net change in cash	14,187	(37)	18,618
Effect of exchange rate changes	(1)		(1)

Cash - beginning of period from continued operations	4,431	97	0

Cash - end of period from continued operations	$18,617	$60	$18,617

Discontinued operations:
Net cash used in operating activities	$-	$	$-10,393
Net cash provided by (used in) financing activities	-		10,393

Net change in cash from discontinued operations	-
Cash - beginning of period from discontinued operations	-

Cash - end of period from discontinued operations	$-	$-	$

Supplemental cash flows information:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	-	-	-

Non-cash investing and financing transactions:
Debt forgiveness from sale of Goa Excursion	$-	$	$20,460

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

On April 17, 2012, Goa Sweet Tours, Ltd. entered into Share Purchase Agreements (the “Purchase Agreements”), with Luck Sky International Investment Holdings Limited, an entity owned and controlled by Zhou Deng Rong, and certain of our former stockholders who owned, in the aggregate, 7,200,000 shares of our common stock (90% of the then outstanding shares). Luck Sky International Investment Holdings Limited purchased such shares for an aggregate consideration of $235,000.  The sale of such shares closed on May 15, 2012.

On May 1, 2012, the Company sold its Indian subsidiary, Goa Excursion Private Limited (“Goa Excursion”), to Iqbal Boga for a total value of $10. Both the purchaser and the seller fully released, discharged, waived, and held harmless the subsidiary’s debts and liabilities, including related party’s debts.

On May 25, 2012, the Company formed a corporation under the laws of the State of Delaware called Xiangtian (USA) Air Power Co., Ltd. ("Merger Sub") for the purpose of changing its name. On the same day, acquired one hundred shares of Merger Sub's common stock for cash. As such, Merger Sub became a wholly-owned subsidiary of the Company.

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

On September 24, 2013, the Company acquired all of the shares of common stock of Lucksky (Hong Kong) Shares Limited, a Hong Kong corporation,for250,000 shares of common stock of the Company, and agreed to acquire 100% of the shares of Sanhe City LuckSky Electrical Engineering Limited (“Sanhe”) common stock for the Company’s common stock. As of the acquisition, Lucksky (Hong Kong) Shares Limited and Sanhe had no liabilities and nominal assets. Effective as of September 24, 2013, Lucksky (Hong Kong) Shares Limited was merged with and into the Company and the Company was the surviving entity. The Company has not acquired Sanhe as of the date of this Report.

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

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At April 30, 2014 and July 31, 2013, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

Earnings (Loss) per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per common share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities outstanding during the three months ended April 30, 2014 or 2013.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Subsequent Events

On May 30, 2014 we entered into a common stock purchase agreement with Zhou Jian, the sole shareholder of Luck Sky (Hong Kong) Aerodynamic Electricity Limited (“Luck Sky HK”), a Hong Kong company (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement and effective May 30, 2014, we purchased from Zhou Jian 10,000 shares of common stock of Luck Sky HK, representing 100% of the issued and outstanding shares of common stock of Luck Sky HK, and we paid Zhou Jian a purchase price in the amount of HKD $ 10,000.00 (approximately USD$1,289.98) in cash (the “Acquisition”).

Luck Sky HK owns a direct, wholly-owned subsidiary, Luck Sky (Shen Zhen) Aerodynamic Electricity Limited (the “WOFE”), a corporation registered under the laws of the People’s Republic of China. Luck Sky HK and the WOFE had no operating business, no liabilities and nominal assets as of the date of the Acquisition. As a result of the Acquisition, Luck Sky HK became our wholly-owned subsidiary. The WOFE became our indirect subsidiary through Luck Sky HK.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $366,777.as of April 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of the Company’s common stock.

NOTE 4 - DISCONTINUED OPERATIONS

For the nine months ended April 30, 2014 and 2013 and the period from September 2, 2008 (inception) to April 30, 2014, the amounts reported in loss from discontinued operations comprised operating expenses of $0, $0 and $4,099, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from its related parties. As of April 30, 2014 and July 31, 2013, the Company had advances from related parties of $301,145 and $84,283, respectively, and used the funds for its operation. These advances are due on demand, unsecured and non-interest bearing.

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

As of May 30, 2014, 258,916,865shares of common stock were issued and outstanding and100,000,000 shares are beneficially owned by Zhou Deng Hua. There are 373 shareholders of our common stock.

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

On April 17, 2012, Goa Sweet Tours, Ltd. entered into Share Purchase Agreements (the “Purchase Agreements”), with Luck Sky International Investment Holdings Limited, an entity owned and controlled by Zhou Deng Rong, and certain of our former stockholders who owned, in the aggregate, 7,200,000 shares of our common stock (90% of the then outstanding shares). Luck Sky International Investment Holdings Limited purchased such shares for an aggregate consideration of $235,000.  The sale of such shares closed on May 15, 2012.

On May 25, 2012, the Company formed a corporation under the laws of the State of Delaware called Xiangtian (USA) Air Power Co., Ltd. ("Merger Sub") for the purpose of changing its name. . On the same day, we, acquired one hundred shares of Merger Sub's common stock for cash. As such, Merger Sub became a wholly-owned subsidiary of the Company.

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

On September 24, 2013, the Company acquired all of the shares of common stock of Lucksky (Hong Kong) Shares Limited, a Hong Kong corporation, for250,000 shares of common stock of the Company, and agreed to acquire 100% of the shares of Sanhe City LuckSky Electrical Engineering Limited (“Sanhe”) common stock for the Company’s common stock. As of the acquisition merger, Lucksky (Hong Kong) Shares Limited and Sanhe had no liabilities and nominal assets. Effective as of September 24, 2013, Lucksky (Hong Kong) Shares Limited was merged with and into the Company and the Company was the surviving entity. The Company has not acquired Sanheas of the date of this Report.

We are a development stage company and since inception, we have not generated consistent revenues and have incurred a cumulative net loss as reflected in the financial statements. We have minimal assets and have incurred losses since inception. We have no employees and own no real estate or personal property. The purpose of the business is to acquire or merger with, an existing company in the air power industry or to develop such technologies and manufacturing capabilities ourselves. We are specifically seeking companies in the manufacturing, research and development of products which uses engines powered by compressed air, including transportation, electricity generation, etc. as suitable business combination candidates. We are specifically seeking companies in the manufacturing, research and development of products which uses engines powered by compressed air, including transportation, electricity generation, etc. as suitable business combination candidates. We are in the process of identifying suitable opportunities for possible business combinations. As these opportunities are identified, possible negotiations will begin with the hope that suitable terms can be reached. The growth of the Company through structured merger and acquisition activity will be a core fundamental in our growth strategy.

 We may acquire a company or business by purchasing the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, as amended (the “Investment Act”) and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder.

Section 3(a) of the Investment Company Act excepts from the definition of an "investment company" an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to operate any business in the future in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be limited. Although we intend to act to avoid classification as an investment company, the provisions of the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

Results of Operations

Revenue

Since inception on September 2, 2008 and for the nine months ended April 30, 2014 we have not earned any revenues.  We are currently seeking business combination opportunities with companies in the air power industry or sources of capital to allow us to develop such technologies and manufacturing opportunities ourselves. We do not expect to realize any revenues until our business plan is implemented.

Operating Expenses

For the nine months ended April 30, 2014, we incurred operating expenses in the amount of $202,464compared to operating expenses of $63,149 for the nine months ended April 30, 2013, an increase of 206%. The increase was substantially due to costs incurred in connection with regulatory compliance.

We incurred total operating expenses in the amount of $362,679 from inception on September 2, 2008 through April 30, 2014.

Liquidity and Capital Resources

As of April 30, 2014, we had a cash balance of $18,617.

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
Date: June 5, 2014

