Form 10-K/A
period 2013-07-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2014-11-12
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $800,000 Based on 800,000 common shares at $1.00 on January 31, 2013, which is the quotation posted on the OTCQB Market (“OTCQB” under the symbol “GOAS”)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 8,000,000 common shares issued and outstanding as of July 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Xiangtian (USA) Air Power Co., Ltd. (together with its subsidiaries, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this amendment (this “Amendment” or “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended July 31, 2013, originally filed on October 29, 2013 and first amended on March 31, 2014 (the “Original Form 10-K”) to reflect the restatement of its consolidated financial statements for the fiscal year ended July 31, 2013, and for the period from September 2, 2008 (inception) to July 31, 2013, and related disclosures described below. The restatement of the Original Form 10-K reflected in this Amendment corrects errors principally related to our omission of a subsidiary in the consolidated financial statements. Concurrently with the filing of this Amendment, we are also filing an amendment to our Quarterly Report on Form 10-Q for the first three fiscal quarters in the fiscal year ended July 31, 2014 (the “10-Q Amendments”) to reflect the restatement of our consolidated financial statements as of and for these three fiscal quarters, which reflects the correction of the same type of error with respect to such period. The items amended in the Original Form 10-K are as listed in “Items Amended by this Filing” below, as a result of the restatement of our financial statements. Other disclosures in the Original Form 10-K remain unchanged. Subsequent material changes with respect to the Company are disclosed in filings for subsequent quarterly periods and material events, including the 10-Q Amendments and reports on Form 8-K.

Background of Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 29, 2014, the board of directors of the Company, based on the recommendation of the consultants and in discussion with management and the Company’s independent registered public accounting firm Jimmy P. Lee, CPA, P.C., concluded that, because of errors identified in the Company’s previously issued financial statements for the fiscal year ended July 31, 2013 and the first three quarters of fiscal 2014, the Company would restate its previously issued financial statements of these periods.

The error was discovered by the Company’s consultants during the course of the preparation of the Annual Report for the fiscal year ended July 31, 2014 that one of the Company’s wholly owned subsidiaries, Luck Sky Holdings Limited (“Luck Sky Holdings”), which was incorporated on June 26, 2013, was not consolidated into the Company’s consolidated financial statements. There was no operation under this subsidiary since its incorporation, which led to negligence by the Company during its consolidation process and financial statement preparation. The Company determined the proper accounting treatment by consolidating Luck Sky Holdings in accordance with ASC 810 Consolidation. The corrections are reflected in the restated consolidated financial statements contained in the Form 10-K/A to be filed.

Items Amended by this Filing

This Amendment reflects the results of the work described above and includes the restatement of our consolidated financial statements for the fiscal year ended July 31, 2013. For the convenience of the reader, this Amendment sets forth the Original Form 10-K, as modified and superseded where necessary to reflect the restatement and other related adjustments, internal control matters, and as otherwise specifically indicated. Specifically, the following items included in the Original Form 10-K are amended by this Amendment:

•	Part I, Item 1, Business

•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8, Financial Statements and Supplementary Data

•	Part II, Item 9A, Controls and Procedures

The correction of the errors described above is further discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 3 to the consolidated financial statements included in Part II, Item 8 of this Amendment.

Other than this Amendment and the 10-Q Amendment for the first three quarters of the fiscal year 2014, we do not intend to file any other amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement, and the financial statements, related financial information, and internal controls disclosures and assessments contained in other reports for those periods should no longer be relied upon. All of our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q will reflect the restated information included in this Amendment and the 10-Q Amendment for the first three quarters of the fiscal year 2014, as applicable.

Internal Control Considerations

In connection with the restatement and the Audit Committee’s review, management has re-evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2013 and the effectiveness of the Company’s internal control over financial reporting as of July 31, 2013 based on the framework in “Internal Control—Integrated Framework (1992 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such re-evaluation, management has determined that the Company had material weaknesses in its internal control over financial reporting as of July 31, 2013 related to consolidation procedures. As a result, management has determined that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of July 31, 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective. We are currently in the process of remediating the weaknesses in internal control over financial reporting referred to above by designing and implementing new procedures and controls throughout the Company and its subsidiaries.

For a discussion of management’s consideration of our disclosure controls and procedures and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Amendment.

3

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

On June 26, 2013, Luck Sky Holdings Limited was incorporated as a BVI Business Company in the British Virgin Islands, with 100% of shares being held by Xiangtian (USA) Air Power Co., Ltd. Luck Sky Holdings Limited is authorized to issue a maximum of 50,000 shares of a single class each with a par value of USD1.00, of which none are held in the form of bearer shares.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our administrative offices are currently located at the premises of Luck Sky International Investment Holdings at Unit 602 Causeway Bay Community Building 1, Sugar Street Causeway Bay, Hong Kong. We plan to use these offices until we require larger space. Our office space is provided by our shareholder at no cost to us. The fair value of the premises is $500 per month, which is recorded as contribution by our shareholder.

Item 3. Legal Proceedings

We know of, except as indicated below, no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us, except as described below.

On July 20, 2014, Mr. Zhou Deng Rong received a verbal summons from the Public Security Bureau for investigation assistance purposes and Mr. Zhou has been responding to questions by the authorities. To date, the Company has received no notice of any government investigation or proceeding with respect to the Company or Mr. Zhou in connection with such investigation or any other matter, and, therefore, has not been advised of the scope of the investigation. The Company is not aware of any warrant or charges against Mr. Zhou. In addition, no claims have been filed against the Company or any of its affiliates by any shareholder.

On July 29, 2014, Mr. Zhou Deng Rong submitted a letter to the Board of Directors (the “Board”) of the Company resigning from the positions of Chief Executive Officer and Director, effective on such date. Mr. Zhou also resigned as General Manager and Director of Sanhe City Lucksky Electrical Engineering Co., Ltd. (“Sanhe”), a company commercially controlled by the Company through a series of variable interest agreements. As a result of such resignation, Mr. Zhou is no longer affiliated with the Company

Item 4. Mine Safety Disclosures

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

As of September 17, 2012, the shareholders' list of our common shares showed 336 registered shareholders holding 8,000,000 shares. 7,200,000 shares are beneficially owned by Luck Sky International Investment Holdings Limited, an entity owned and controlled by Zhou Deng Rong who resigned as our CEO and director on July 29, 2014, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

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

Item 6. Selected Financial Data

In addition to reading this section, you should read the financial statements section which contains all detailed financial information including our results of operations. As discussed in the Explanatory Note to this Form 10-K/A, we are restating our audited consolidated financial statements for the fiscal year ended July 31, 2013. See Note 3 to our audited consolidated financial statements, which accompany the financial statements in Item 8 of this report, for further information about the restatement.

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

On May 25, 2012, Goa Sweet Tours Ltd. formed a corporation under the laws of the State of Delaware called Xiangtian (USA) Air Power Co., Ltd. ("Merger Sub") and on the same day, acquired one hundred percent of the total outstanding shares of Merger Sub's common stock for cash. As such, Merger Sub became our wholly-owned subsidiary.

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

Restatement of Previously Issued Consolidated Financial Statements

As described further below and herein, this Form 10-K/A reflects the restatement of our consolidated financial statements as of and for the fiscal year ended July 31, 2013. The restatement of the Original Form 10-K reflected in this Amendment corrects errors principally related to our consolidation of Luck Sky Holdings. This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments. See Note 3 to our consolidated financial statements, which accompany the financial statements in Item 8 of this Form 10-K/A, for further detail regarding the restatement adjustments. In addition, for further information regarding the matters leading to the restatement and related findings respect to our disclosure controls and procedures and internal control over financial reporting, see Part II, Item 9A, “Controls and Procedures” of this Amendment.

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

For the year ended July 31, 2013, we have incurred total operating expenses in the amount of $82,970 which mainly comprises of professional fees totaling $71,897, and general and administrative expenses totaling $11,073. For the year ended July 31, 2012 we incurred total operating expenses in the amount of $30,551 which mainly comprises of professional fees totaling $16,190, and general and administrative expenses totaling $14,361. The increase in operating expenses from 2012 to 2013 is due to increased amounts of professional fees and administrative expenses related to public reporting.

We incurred total operating expenses in the amount of $172,299 from inception on September 2, 2008 through July 31, 2013. These operating expenses comprised of professional fees totaling $130,675, and general administrative expenses totaling $41,624.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

We incurred expenses from discontinued operations of $0, $393 and $4,099 for the years ended July 31, 2013, July 31, 2012 and the period from September 2, 2008 (inception) to July 31, 2013, respectively.

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

In connection with the preparation and filing of the Original Form 10-K, as of July 31, 2013, the year-end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded at that time that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended July 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting. In connection with the preparation and filing of the above-described restatement and this Form 10-K/A, the Company’s management, including our current Chief Executive Officer) and our Acting Chief Financial Officer ((who were not employed by the Company at the time of the filing of the Original Form 10-K have re-evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2013 and concluded that, because of the material weaknesses described below, our disclosure controls and procedures were not effective as of July 31, 2013such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure.

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

In connection with the preparation and filing of the Original Form 10-K in October 2013, the Company’s management, including our then Chairman of the Board, Chief Executive Officer and Chief Financial Officer (who has subsequently departed the Company), conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2013 based on the framework set forth in “Internal Control—Integrated Framework (September 1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, the Company’s management concluded at that time, as of July 31, 2013, the Company’s internal control over financial reporting was effective based on the COSO criteria.

In connection with the preparation and filing of the above-described restatement and this Form 10-K/A, the Company’s management, including our current Chief Executive Officer and our Acting Chief Financial Officer (who were not employed by the Company at the time of the filing of the Original Form 10-K), have re-evaluated the effectiveness of our internal control over financial reporting as of July 31, 2013 and concluded that, because of the material weaknesses described below, our internal control over financial reporting was not effective as of July 31, 2013.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s re-evaluation of our internal control over financial reporting described above, our management has identified the following deficiencies that it believes constituted individually, and in the aggregate, material weaknesses in our internal control over financial reporting as of July 31, 2013:

-	Errors occurred in our consolidation and financial reporting process. One of the Company’s wholly owned subsidiaries, Luck Sky Holdings Limited (“Luck Sky Holdings”), which was incorporated on June 26, 2013, was not consolidated into the Company’s consolidated financial statements.

Some or all of the material weaknesses described above resulted in material misstatements in our annual and interim consolidated financial statements. Because of the foregoing matters, our management has concluded that we did not maintain effective internal control over financial reporting as of July 31, 2013.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have not been any changes in our internal control over financial reporting during the fiscal year ended July  31, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Zhou Deng Rong has served as our Chief Executive Officer and Chief Financial Officer since May 15, 2012 and a member of our Board of Directors since June 2, 2012.  From 2005 to the present, Mr. Zhou has been Chairman of the Board of Directors and General Manager of Hong Kong Xiangtian International Investment Group Co., Ltd., a private investment company in China.  From 2008 until the present, he has also served and the Chairman of the Board of Directors and General manager of Tianjin XiangtianYili Vehicle Power Technology Co., Ltd., a company involved in aerodynamic research and development.  Mr. Zhou graduated from the Wuhan Institute of building Materials with a Bachelors degree in Structural Engineering.  Mr. Zhou is a researcher and developer in the air power generation industry and owns more than 300 hundred patents in China, which we believe makes him qualified to sit on our Board of Directors.

Zhou Jian has served as our General Manager since May 15, 2012 and a member of our Board of Directors since June 2, 2012.  From January 2005 to the present, Mr. Zhou has been the Chief Financial Officer of Hong Kong Xiangtian International Investment Group Co., Ltd.  In addition, he has been the Chairman of the Board of Directors of Xiangtian Ke-Li-Tai Air Power Machinery since December 2011 and the Chairman of the Board of Directors of Beijing XiangtianHua-Chuang Air Power Science and Technology Institute Co., Ltd., each of which is involved in air power research and development.  Mr. Zhou received a Bachelor’s degree in Accounting from Southwest Finance University (China).  Mr. Zhou has extensive experience in finance and accounting, which we believe makes him well qualified to sit on our Board of Directors.

Zhou Deng Hua has served as our Vice General Manager since May 15, 2012 and a member of our Board of Directors since June 2, 2012.  Mr. Zhou has been a General Manager of Hong Kong Xiangtian International Investment Group Co., Ltd. since October 2005 and the Chairman of the Board of Directors of Liaoning Xiangtian Vehicle Air Hybrid Co., Ltd., a company doing research on air power research, since April 2009.  Mr. Zhou graduated from Hubei University with a degree in Economic Management.  Mr. Zhou is qualified to be a member of our Board of Directors due to his extensive experience in the field of air power generation.

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

The following table sets forth the compensation paid by us for the fiscal years ended July 31, 2013 and 2012 for our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Zhou Deng Rong CEO, CFO and Director	2013	-	-	-	-	-	-
Zhou Jian General Manager and Director	2013	-	-	-	-	-	-
Zhou Deng Hua Director	2013	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, as of the July 31, 2013, for our officers and directors.  There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock. The shareholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owners[1]	Amount of Beneficial Ownership	Percentage
Executive Officers and Directors
Zhou Deng Rong[2], CEO, CFO and Director	7,200,000	90%
Zhou Jian, Director	-	-
Zhou Deng Hua, Director	-	-
Executive officers and directors as a group	7,200,000	90%

5% Shareholder
Lucky Sky International Investment Holdings Limited Causeway Bay Common Bldg 1 Sugar Street Causeway Bay, Hong Kong	7,200,000	90%

1 Unless otherwise indicated, the address for each director and officer is c/o Lucky Sky International Investment Holdings Limited, Causeway Bay Common Bldg 1, Sugar Street, Causeway Bay, Hong Kong.

2  Zhou Deng Rong is the sole director and shareholder of Lucky Sky International Investment Holdings Limited and has sole power to vote and dispose of the 7,200,000 shares of the Company owned by Lucky Sky International Investment Holdings Limited.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company neither owns nor leases any real or personal property. For the year ended July 31, 2013 Mr. Zhou Deng Rong, sole officer and director of the Company, provided the Company with use of office space and services free of charge.

For the year ended July 31, 2013, the Company did not compensate the Company’s sole officer for administrative services rendered to the Company.

As of July 31, 2013, the Company had received $96,367 from associates of the Company’s management. These advances are due on demand, unsecured and non-interest bearing.

Except as disclosed above, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2013.

Item 14. Principal Accounting Fees and Services

	Year ended July 31,
	2013	2012
Audit Fees	$30,177	$14,440
Audit Related Fees	-	-
Tax Fees	-	$-
All Other Fees	-	-
Total	$30,177	$14,440

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

PART IV

Item 15.       Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1) Financial statements for our Company are presented after the signature of this document.

(b)	Exhibits

Exhibit No.	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Agreement and Plan of Merger (incorporated by reference to exhibits to Current Report on 8-K filed May 29, 2012)
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Merger (incorporated by reference to exhibits to Current Report on 8-K filed May 29, 2012)

21.1	List of Subsidiaries

(31)	Section 302 Certification
31.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certification
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

(1) Previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XIANGTIAN (USA) AIR POWER CO., LTD.

(Registrant)

Date: November 10, 2014

By: /s/ Zhiqi Zhang
Zhiqi Zhang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

XIANGTIAN (USA) AIR POWER CO., LTD.

(Registrant)

/s/ Zhiqi Zhang
Zhiqi Zhang
Chief Executive Officer (Principal Executive Officer)
Date: November 10, 2014

/s/ Roy Thomas Phillips
Roy Thomas Phillips
Chief Operating Officer Acting Chief Financial Officer (Principal Financial Officer)
Date: November 10, 2014

/s/ Zhou Jian
Zhou Jian
Chairman of the Board, Director
Date: November 10, 2014 /s/ Zhou Deng Hua

Zhou Deng Hua

Director

Date: November 10, 2014

XIANGTIAN (USA) AIR POWER CO., LTD.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

As of July 31, 2013 and 2012 and

For the years ended July 31, 2013 and 2012 and

For the period from September 2, 2008 (inception) to July 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Xiangtian (USA) Air Power Co., Ltd and its subsidiaries

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Xiangtian (USA) Air Power Co., Ltd and its subsidiaries as of July 31, 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the year in the period ended July 31, 2013, and for the period from September 2, 2008 (inception) to July 31, 2013. Xiangtian (USA) Air Power Co., Ltd’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statements of Xiangtian (USA) Air Power Co., Ltd as of July 31, 2012 and for the year then ended, and for the period from September 2, 2008 (inception) to July 31, 2012 were audited by other auditors whose report dated October 29, 2012, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xiangtian (USA) Air Power Co., Ltd and its Subsidiaries’ as of July 31, 2013, and the results of its operations and its cash flows for each of the year in the period ended July 31, 2013, and for the period from September 2, 2008 (inception) to July 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has incurred accumulated deficits of $176,398 as of July 31, 2013 and further losses are anticipated in the development of its business. The Company incurred a net loss of $82,970 and $30,551 for the years ended July 31, 2013 and 2012, respectively. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 4. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jimmy P. Lee, CPA PC

Astoria, NY

October 17 , 2014

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

October 29, 2012

Xiangtian (USA) Air Power Co., Ltd.

(formerly Goa Sweet Tours Ltd.)

(A Development Stage Company)

Consolidated Balance Sheets

	July 31,	July 31,
	2013	2012
	(Restated)
ASSETS
Current assets
Cash	$4,430	$97
Prepaid expense	-	36,463
Total assets	$4,430	$36,560

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$1,500	$1,755
Advances from related parties	94,530	51,273
Amount due to director	1,838	-
Total liabilities	97,868	53,028

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid-in capital	74,960	68,960
Deficit accumulated during the development stage	(176,398)	(93,428)
Total stockholders’ deficit	(93,438)	(16,468)
Total liabilities and stockholders’ deficit	$4,430	$36,560

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

(formerly Goa Sweet Tours Ltd.)

(A Development Stage Company)

Consolidated Statements of Operations

			Period From
			September 2,
	For the	For the	2008 (inception)
	Year Ended	Year Ended	to
	July 31,	July 31,	July 31,
	2013	2012	2013
	(Restated)		(Restated)
Operating expenses:
General and administrative	$82,970	$30,551	$172,299
Loss from continuing operations	(82,970)	(30,551)	(172,299)

Discontinued operations (net of taxes):
Loss from discontinued operations	-	(393)	(4,099)

Net loss	$(82,970)	$(30,944)	$(176,398)

Net loss per common share - basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
Total	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	8,000,000	8,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

(formerly Goa Sweet Tours Ltd.)

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Period from September 2, 2008 (Inception) through July 31, 2013

				Deficit Accumulated
				During the
				Development
	Common Stock		Additional Paid-in	Stage	Total
	Shares	Par Value	Capital	(Restated)	(Restated)

Balances, September 2, 2008 (inception)	-	$-	$-	$-	$-
Common stock issued for cash	5,000,000	5,000	20,000	-	25,000
Net loss	-	-	-	(19,525)	(19,525)

Balances, July 31, 2009	5,000,000	5,000	20,000	(19,525)	5,475
Common stock issued for cash	3,000,000	3,000	27,000	-	30,000
Net loss	-	-	-	(24,141)	(24,141)

Balances, July 31, 2010	8,000,000	8,000	47,000	(43,666)	11,334
Net loss	-	-	-	(18,818)	(18,818)

Balances, July 31, 2011	8,000,000	8,000	47,000	(62,484)	(7,484)
Sale of Goa Excursion	-	-	20,460	-	20,460
Donated rent	-	-	1,500	-	1,500
Net loss	-	-	-	(30,944)	(30,944)
Donated rent
Balances, July 31, 2012	8,000,000	8,000	68,960	(93,428)	(16,468)
Donated rent	-	-	6,000	-	6,000
Net loss	-	-	-	(82,970)	(82,970)

Balances, July 31, 2013 (restated)	8,000,000	$8,000	$74,960	$(176,398)	$(93,438)

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

(formerly Goa Sweet Tours Ltd.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

			Period From
	For the	For the	September 2, 2008
	Year Ended	Year Ended	(Inception) to
	July 31,	July 31,	July 31,
	2013	2012	2013
	(Restated)		(Restated)
Cash flows from operating activities:
Net loss	$(82,970)	$(30,944)	$(176,398)
Net loss from discontinued operations	-	393	4,099
Net loss from continuing operations, net of income taxes	(82,970)	(30,551)	(172,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated rent	6,000	1,500	7,500
Changes in operating assets and liabilities:
Prepaid expense	36,463	(36,463)	-
Accounts payable and accrued liabilities	(255)	12,957	17,862
Net cash provided by (used in) operating activities	(40,762)	(52,557)	(146,937)

Cash flows from financing activities:
Proceeds from issuances of common stock	-	-	55,000
Advances from related parties	43,258	52,370	94,530
Amount due to director	1,837	-	1,837
Net cash provided by financing activities	45,095	52,370	151,367

Net change in cash	4,333	(187)	4,430
Cash - beginning of period from continued operations	97	284	-

Cash - end of period from continued operations	$4,430	$97	$4,430

Discontinued operations:
Net cash used in operating activities	$-	$(1,527)	$(10,393)
Net cash provided by financing activities	-	393	10,393

Net change in cash from discontinued operations	-	(1,134)	-
Cash - beginning of period from discontinued operations	-	1,134	-

Cash - end of period from discontinued operations	$-	$-	$-

Supplemental cash flows information:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	-	-	-

Non-cash investing and financing transactions:
Debt forgiveness from sale of Goa Excursion	$-	$20,460	$20,460

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

On May 1, 2012, the Company sold its Indian subsidiary, Goa Excursion Private Limited (“Goa Excursion”), to IqbalBoga for a total value of $10. Both the purchaser and the seller fully release, discharge, waive, and hold harmless the subsidiary’s debts and liabilities, including related party’s debts.

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

On June 26, 2013, Luck Sky Holdings Limited was incorporated as a BVI Business Company in the British Virgin Islands, with 100% of the shares being held by Xiangtian (USA) Air Power Co., Ltd. Luck Sky Holdings Limited is authorized to issue a maximum of 50,000 shares of a single class, each with a par value of USD1.00, of which none are held in the form of bearer shares.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Luck Sky Holdings Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

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

General and Administrative Expense

The expense was related to the business incorporation fee, and the payment was recorded as an amount due to entity director.

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

NOTE 3 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended July 31, 2013
	Previously
	Reported	Adjustments	Restated
Operating expenses:
General and administrative	$70,885	$12,085	$82,970
Loss from continuing operations	(70,885)	(12,085)	(82,970)

Discontinued operations (net of taxes):
Loss from discontinued operations	-

Net loss	$(70,885)	$(12,085)	$(82,970)

Net loss per common share - basic and diluted
Continuing operations	$-	$-	$-
Discontinued operations	-	-	-
Total	$-	$-	$-

Weighted average number of common shares outstanding - basic and diluted	8,000,000	8,000,000	8,000,000

	Period from September 2, 2008 (Inception) to July 31, 2013
	Previously
	Reported	Adjustments	Restated
Operating expenses:
General and administrative	$160,214	$12,085	$172,299
Loss from continuing operations	(160,214)	(12,085)	(172,299)

Discontinued operations (net of taxes):
Loss from discontinued operations	(4,099)	-	(4,099)

Net loss	$(164,313)	$(12,085)	$(176,398)

Net loss per common share - basic and diluted
Continuing operations	$-	$-	$-
Discontinued operations	-	-	-
Total	$-	$-	$-

The effects of the restatement on the Company’s condensed consolidated balance sheet as of July 31, 2013 are as follows:

	As of July 31, 2013
	Previously
	Reported	Adjustments	Restated
ASSETS
Current assets
Cash	$4,430	$-	$4,430
Prepaid expense	-	-	-
Total assets	4,430	-	4,430

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$1,500	$-	$1,500
Advances from related parties	84,283	10,247	94,530
Amount due to director	-	1,838	1,838
Total liabilities	85,783	12,085	97,868

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding
Common stock: $0.001 par value, 100,000,000 shares authorized, 8,000,000 shares issued and outstanding	8,000	$-	$8,000
Additional paid-in capital	74,960	-	74,960
Deficit accumulated during the development stage	(164,313)	(12,085)	(176,398)
Total stockholders’ deficit	(81,353)	(12,085)	(93,438)
Total liabilities and stockholders’ deficit	$4,430	$-	$4,430

NOTE 4- GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $176,398 as of July 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of the Company’s common stock.

NOTE 5- DISCONTINUED OPERATIONS

As discussed in Note 1, on May 1, 2012, the Company sold its Indian subsidiary, Goa Excursion, to IqbalBoga (a related party) for a total value of $10. As the result of this transaction, accounts payable of $20,460 was forgiven by the related party. The Company recorded $20,460 as additional paid-in capital.

For the years ended July 31, 2013 and 2012, and the period from September 2, 2008 (inception) to July 31, 2013, the amounts reported in loss from discontinued operations comprised operating expenses of $0, $393 and $4,099, respectively.

NOTE 6- RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from its related parties. During the years ended July 31, 2013 and 2012, the Company received $45,095 and $52,370, respectively, and used the funds for its operations. These advances are due on demand, unsecured and non-interest bearing.

The Company neither owns nor leases any real or personal property. Since the completion of its merger in May 2012, the Company uses office space provided by a related party free of charge. During the year ended July 31, 2013 and 2012, the Company recognized $6,000 and $1,500 in donated rent expense as additional paid-in capital, respectively.

NOTE 7- CAPITAL STOCK AND EQUITY TRANSACTIONS

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

NOTE 8- INCOME TAXES

a) United States of America

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at July 31, 2013 and 2012 as follows:

F-12

	2013		2012
Deferred tax assets:
Net operating losses		$59,351	$32,000

Total deferred tax assets		59,351	32,000
Less: valuation allowance		(59,351)	(32,000)

Deferred tax assets, net	$		$-

As of July 31, 2013, for U.S. federal income tax reporting purposes, the Company has approximately $174,560 of unused net operating losses (“NOLs”) available for carry forward to future years. The benefit from the carry forward of such NOLs will begin expiring during the year ended July 31, 2028. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

b) Hong Kong Tax

Luck Sky Holdings was incorporated in Hong Kong. Luck Sky Holdings did not earn any income derived in Hong Kong from its date of incorporation to July 31, 2013, and therefore was not subject to Hong Kong Profits Tax.

NOTE 9– SUBSEQUENT EVENTS

On August 14, 2013, the Company amended its Articles of Incorporation to increase the number of the authorized shares of common stock to 1,000,000,000.

On September 24, 2013, the Company acquired one hundred percent of the shares of Lucksky (Hong Kong) Shares Limited common stock for common stock. The Company was the surviving corporation in the merger and, except for the increase in issued common shares of stock provided for in the Agreement and Plan of Merger, there was no change in the directors, officers, or business of the Company.

