Form 10-Q/A
period 2013-10-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2014-11-12
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Explanatory Note

Xiangtian (USA) Air Power Co., Ltd(together with its subsidiaries, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this amendment (this “Amendment” or “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the period ended October 31, 2013, originally filed on December 16, 2013 and amended on March 28, 2014 (the “Original Form 10-Q”) to reflect the restatement of its consolidated financial statements for the period ended October 31, 2013 and 2012, and Period From September 2, 2008 (inception) to October 31, 2013, and related disclosures described below. The restatement of the Original Form 10-Q reflected in this Amendment corrects error principally related to our omission of a subsidiary in the consolidated financial statements. Concurrently with the filing of this Amendment, we are also filing an amendment to our Annual Report on Form 10-K for the fiscal year ended July 31, 2013, as well as Quarterly Report on Form 10-Q for the second and third fiscal quarters in the fiscal year ended July 31, 2014 to reflect the restatement of our consolidated financial statements as of and for the fiscal year and two fiscal quarters, which reflects the correction of the same type of error with respect to such period. Original Form 10-Q as listed in “Items Amended by this Filing” below, as a result of the restatement of our financial statements.

Background of Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 29, 2014, the board of directors of the Company, based on the recommendation of the consultants and in consultation with management and the Company’s independent registered public accounting firm Jimmy P. Lee, CPA, P.C., concluded that, because of errors identified in the Company’s previously issued financial statements for the fiscal year ended July 31, 2013 and the first three quarter of fiscal 2014, the Company would restate its previously issued financial statements of these periods.

The errors were discovered by the Company’s consultants during the course of the preparation of the Annual Report for the fiscal year ended July 31, 2014 that: 1) one of the Company’s wholly owned subsidiary, Luck Sky Holdings Limited (“Luck Sky Holdings”) which was incorporated on June 26, 2013, was not consolidated into the Company’s consolidated financial statements. There was no operation under this subsidiary since its incorporation which led to negligence by the Company during its consolidation process and financial statement preparation. Consequently, the Company determined the correct accounting treatment by consolidating Luck Sky Holdings in accordance with ASC 810 Consolidation; 2) one of the Company’s wholly owned subsidiary, Luck Sky (Hong Kong) Shares Limited (“HK Shares”) which was incorporated on September 24, 2013, was overstated. There were limited operations under this subsidiary since its incorporation, besides, because of its poor accounting quality, the financials were overstated since its incorporation. Consequently, the Company determined to correct the accounting treatment to make sure the financials were booked properly and fairly. The corrections are reflected in the restated consolidated financial statements contained in this Form 10-Q/A.

Items Amended by this Filing

This Amendment reflects the results of the work described above and includes the restatement of our consolidated financial statements for the fiscal quarter ended October 31, 2013. For the convenience of the reader, this Amendment sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the restatement and other related adjustments, and as otherwise specifically indicated. Specifically, the following items included in the Original Form 10-Qare amended by this Amendment:

•	Part I, Item 1, Financial Statements

•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

The correction of the errors described above is further discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other than this Amendment, the 10-K Amendment of the fiscal year 2013, and the 10-Q Amendment for the second and third quarters of the fiscal year 2014, we do not intend to file any other amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement, and the financial statements, related financial information, and internal controls disclosures and assessments contained in other reports for those periods should no longer be relied upon. All of our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q will reflect the restated information included in this Amendment, the 10-K Amendment of the fiscal year 2013,and the 10-Q Amendment for the second and third quarters of the fiscal year 2014, as applicable.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Xiangtian (USA) Air Power Co., Ltd.
(A Development Stage Company)
Consolidated Balance Sheets
October 31,2013

	October 31,	July 31,
	2013 (Unaudited) (Restated)	2013 (Audited) (Restated)
ASSETS
Current assets
Cash	$5,820	$4,430
Total assets	$5,820	$4,430

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$-	$1,500
Advances from related parties	192,718	94,530
Amount due to director	2,121	1,838
Total liabilities	194,839	97,868

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 258,000,000 and 8,000,000 shares issued and outstanding	258,000	8,000
Additional paid-in capital	(173,540)	74,960
Deficit accumulated during the development stage	(273,477)	(176,398)
Accumulated other comprehensiveloss	(2)	-
Total stockholders’ deficit	(189,019)	(93,438)
Total liabilities and stockholders’ deficit	$5,820	$4,430

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months	For the Three	Period From September 2,
	Months Ended	Months Ended	2008 (inception) to
	October 31,	October 31,	October 31,
	2013	2012	2013
	(Restated)		(Restated)
Revenue:	$-	$-	$-
General and administrative	$97,081	$21,440	$269,378
Loss from continuing operations	(97,081)	(21,440)	(269,378)
Loss from discontinued operations			(4,099)

Net loss	$(97,081)	$(21,440)	$(273,477)

Net loss per common share - basic and diluted
Continuing operations	$-	$-	$-
Discontinued operations	-	-	-
Total	$-	$-	$-
Weighted average number of common shares outstanding - basic and diluted	111,260,870	8,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Period From September 2,
	For the Three	For the Three	2008
	Months Ended	Months Ended	(inception) to
	October 31,	October31,	October31,
	2013	2012	2013
	(Restated)		(Restated)
Cash flows from operating activities:
Net loss	(97,081)	$(21,440)	$(273,477)
Net loss from discontinued operation	-		4,099
Net loss from continuing operation, net of income taxes	(97,081)	(21,440)	(269,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated rent	1,500	1,500	9,000
Changes in operating assets and liabilities:
Prepaid expense	-	12,913	-
Accounts payable and accrued liabilities	(1,500)	2,945	16,361
Net cash used in operating activities	(97,081)	(4,082)	(244,017)

Cash flows from financing activities:
Proceeds from issuances of common stock		-	55,000
Advances from related parties	98,187	4,045	192,718
Amount due to director	284	-	2,121
Net cash provided by financing activities	98,471	4,045	249,839

Net change in cash	1,390	(37)	5,822
Foreign exchange gain/(loss)	-	-	(2)
Cash - beginning of period from continued operations	4,430	97	-

Cash - end of period from continued operations	$5,820	$60	$5,820

Discontinued operations:
Net cash used in operating activities	$-	$	$(10,393)
Net cash provided by financing activities	-		10,393

Net change in cash from discontinued operations	-
Cash - beginning of period from discontinued operations	-

Cash - end of period from discontinued operations	$-	$-	$-

Supplemental cash flows information:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	-	-	-

Non-cash investing and financing transactions:
Debt forgiveness from sale of Goa Excursion	$-	$-	$20,460

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

Xiangtian (USA) Air Power Co., Ltd. (the “Company”) was incorporated in the State of Delaware on September 2, 2008 as Goa Sweet Tours Ltd. The Company was originally formed to provide personalized concierge tour packages to tourists who visit the State of Goa, India. On April 17, 2012, the Company entered into Share Purchase Agreements, by and among, Luck Sky International Investment Holdings Limited (“Lucky Sky”), an entity owned and controlled by Zhou Deng Rong, and certain of our former stockholders who owned, in the aggregate, 7,200,000 shares of the Company’s common stock (90% of the then outstanding shares). Luck Sky purchased all 7,200,000 shares for an aggregate of $235,000. The sale was completed on May 15, 2012.

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

On June 26, 2013, Luck Sky Holdings Limited was incorporated as a BVI Business Company in the British Virgin Islands, with 100% of shares being held byXiangtian (USA) Air Power Co., Ltd.Luck Sky Holdings Limited is authorized to issue a maximum of 50,000 shares of a single class each with a par value of USD1.00, of which none are held in the form of bearer shares.

On September 5, 2013, the Company entered into a business combination by means of merger of LuckSky (Hong Kong) Shares Limited (“HK Shares”), a Hong Kong corporation, for 250,000,000 shares of common stock of the Company. Prior to the merger, HK shares had no liabilities and nominal assets. On September 23, 2013, the Company issued 250,000,000 shares of common stock to the shareholders of HK shares. Effectively on September 24, 2013, the shareholders of HK shares accepted the shares from the Company and surrendered its control of HK shares to the Company in exchange of 250,000,000 shares of HK shares to be issued to its shareholders. On October 16, 2013, HK shares completed the issuance of its 250,000,000 shares accordingly. As of date, HK shares is still a surviving company, and the management is expected to cancel HK shares in October 2014

The Company is a development stage company as defined by ASC 915 and since inception the Company has not generated consistent revenues and has incurred a cumulative net loss as reflected in the consolidated financial statements. The Company has minimal assets and has incurred losses since inception. The Company's limited start-up operations have consisted of the formation of the Company business plan and identification of the Company's target market.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Lucksky (Hong Kong) Shares Limitedand Luck Sky Holdings Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

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

General and Administrative Expense

The expense was related to legal and professional fees, and the payment was recorded as an amount due to entity director.

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

NOTE 3 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended October 31, 2013, the Company did not consolidate Luck Sky Holdings Limited (“Luck Sky Holdings”), a wholly owned entity which was incorporated on June 26, 2013, into its consolidated financial statements. Luck Sky Holdings is a non-operating entity with general and administrative expenses only.

For the three months ended October 31, 2013, the financial of Luck Sky (Hong Kong) Shares Limited (“HK Shares”), a wholly owned entity which was incorporated on September 24, 2013, was overstated in the consolidated financial statements. HK Shares is a non-operating entity with general and administrative expenses only.

There were no material impacts to the statements of cash flows for the items above other than to increase operating cash flows and decrease financing cash flows for $1,809 for the three months ended October 31, 2013. The results of the adjustments to the Company’s previously filed consolidated statements of operations detailed above are summarized in the tables below. The tax effect of the adjustments is estimated based on the Company’s effective tax rate.

The effects of the restatement on the Company’s condensed consolidated income statement for the three months ended October 31, 2013 are as follows:

	For the Three Months Ended October 31, 2013
	Previously Reported	Adjustments	Restated
Operating expenses:
General and administrative	$95,272	$1,809	$97,081
Loss from continuing operations	(95,272)	(1,809)	(97,081)

Discontinued operations (net of taxes):
Loss from discontinued operations	-	-	-

Net loss	$(95,272)	$(1,809)	$(97,081)

Net loss per common share - basic and diluted
Continuing operations	$-	$-	$-
Discontinued operations	-	-	-
Total	$-	$-	$-

Weighted average number of common shares outstanding - basic and diluted	91,333,333	19,927,537	111,260,870

The effects of the restatement on the Company’s condensed consolidated income statement for the period from September 2, 2008 (Inception) to October 31, 2013 are as follows:

	Period from September 2, 2008 (Inception) to October 31, 2013
	Previously Reported	Adjustments	Restated
Operating expenses:
General and administrative	$255,486	$13,892	$269,378
Loss from continuing operations	(255,486)	(13,892)	(269,378)

Discontinued operations (net of taxes):
Loss from discontinued operations	(4,099)	-	(4,099)

Net loss	$(259,585)	$(13,892)	$(273,477)

Net loss per common share - basic and diluted
Continuing operations	$-	$-	$-
Discontinued operations	-	-	-
Total	$-	$-	$-

The effects of the restatement on the Company’s condensed consolidated balance sheet as of October 31, 2013 are as follows:

	As of October 31, 2013
	Previously Reported	Adjustments	Restated
ASSETS
Current assets
Cash	$20,552	$(14,732)	$5,820
Prepaid expense	-	-	-
Total assets	20,552	(14,732)	5,280

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$-	$-	$-
Advances from related parties	195,887	(3,169)	192,718
Amount due to director	-	2,121	2,121
Total liabilities	195,887	(1,048)	194,839

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 258,000,000 shares issued and outstanding	258,000	$-	$258,000
Additional paid-in capital	(173,750)	210	(173,540)
Deficit accumulated during the development stage	(259,585)	(13,892)	(273,477)
Accumulated other comprehensive loss	-	(2)	(2)
Total stockholders’ deficit	(175,335)	(13,684)	(189,019)
Total liabilities and stockholders’ deficit	$20,552	$(14,732)	$5,820

NOTE 4- GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $273,477 as of October 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 6- RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from its related parties. As of October 31, 2013 and July 31, 2013, the Company had advances from related parties of $194,839 and $96,367, respectively, and used the funds for its operation. These advances are due on demand, unsecured and non-interest bearing.

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

Effective as of September 24, 2013, Lucksky (Hong Kong) Shares Limited was merged with and into the Company. As a result of the merger, Lucksky (Hong Kong) Shares Limited shareholders received one share of common stock for every share of Lucksky (Hong Kong) Shares Limited common stock they owned for a total of 250,000,000 shares of the Company common stock.

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

Item 2.Management's Discussion and Analysis of Financial Conditions and Results of Operations.

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

On June 26, 2013, Luck Sky Holdings Limited was incorporated as a BVI Business Company in the British Virgin Islands, with 100% of shares being held byXiangtian (USA) Air Power Co., Ltd.Luck Sky Holdings Limited is authorized to issue a maximum of 50,000 shares of a single class each with a par value of USD1.00, of which none are held in the form of bearer shares.

On September 5, 2013, the Company entered into a business combination by means of merger of LuckSky (Hong Kong) Shares Limited (“HK Shares”), a Hong Kong corporation, for 250,000,000 shares of common stock of the Company. Prior to the merger, HK shares had no liabilities and nominal assets. On September 23, 2013, the Company issued 250,000,000 shares of common stock to the shareholders of HK shares. Effectively on September 24, 2013, the shareholders of HK shares accepted the shares from the Company and surrendered its control of HK shares to the Company in exchange of 250,000,000 shares of HK shares to be issued to its shareholders. On October 16, 2013, HK shares completed the issuance of its 250,000,000 shares accordingly. As of date, HK shares is still a surviving company, and the management is expected to cancel HK shares in October 2014

We are a development stage company and since inception, we have not generated consistent revenues and have incurred a cumulative net loss as reflected in the financial statements. We have minimal assets and have incurred losses since inception. We have no employees and own no real estate or personal property. The purpose of the business is to see the acquisition of or merger with, an existing company in the air power industry or to develop such technologies and manufacturing capabilities ourselves. We are specifically seeking companies in the manufacturing, research and development of products which uses engines powered by compressed air, including transportation, electricity generation, etc. as suitable business combination candidates.

Restatement of Previously Issued Consolidated Financial Statements

As described further below and herein, this Form 10-Q/A reflects the restatement of our condensed consolidated financial statements as of and for the fiscal quarter ended October 31, 2013. The restatement reflected in this Amendment and the 2013 Form 10-K/A corrects errors principally related to our consolidation of Luck Sky Holdings, as well as the overstated financials of HK Shares. This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments in the fiscal quarter ended October 31, 2013. See Note 3 to our consolidated financial statements, which accompany the financial statements in Part I, Item 1 of this report, for further detail regarding the restatement adjustments. In addition, for further information regarding the matters leading to the restatement and related findings respect to our disclosure controls and procedures and internal control over financial reporting, see Part I, Item 4, “Controls and Procedures” of this Amendment.

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

Operating Expenses

For the three months ended October 31, 2013, we incurred operating expenses in the amount of $97,081.

We incurred total operating expenses in the amount of $273,477from inception on September 2, 2008 through October 31, 2013.

Liquidity and Capital Resources

As of October 31, 2013, we had a cash balance of $5,820.

Since inception, we have raised $55,000 through the sale of 8,000,000 shares of our common stock and received advances from related party and director of $194,839 as working capital for operation. We do not anticipate generating any revenue for the foreseeable future. No other source of capital has been identified or sought. We have experienced a shortfall in operating capital.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation and filing of the Original Form 10-Q in December 2013, the Company’s management, including our then Chief Executive Officer and Chief Financial Officer (who resigned from the Company in July 2014), conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2013 based on the framework set forth in “Internal Control—Integrated Framework (September 1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, the Company’s management concluded at that time that, as of October 31, 2013, the Company’s internal control over financial reporting was effective based on the COSO criteria.

In connection with the preparation and filing of the above-described restatement and this Form 10-Q/A, the Company’s management, including our current Chief Executive Officer and our Acting Chief Financial Officer (who were not employed by the Company at the time of the filing of the Original Form 10-Q) , have re-evaluated the effectiveness of our internal control over financial reporting as of October 31, 2013 and concluded that, because of the material weaknesses described below, our internal control over financial reporting was not effective as of October 31, 2013.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s re-evaluation of our internal control over financial reporting described above, our management has identified the following deficiencies that it believes constituted individually, and in the aggregate, material weaknesses in our internal control over financial reporting as of October 31, 2013:

-	Errors occurred in our consolidation and financial reporting process. One of the Company’s wholly owned subsidiary, Luck Sky Holdings Limited (“Luck Sky Holdings”) which was incorporated on June 26, 2013, was not consolidated into the Company’s consolidated financial statements; the Company’s wholly subsidiary, Luck Sky (Hong Kong) Shares Limited (“ HK Shares”) ‘s financials were overstated.

Some or all of the material weaknesses described above resulted in material misstatements in our annual and interim consolidated financial statements. Because of the foregoing matters, our management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2013.

Controls and Procedures over Financial Reporting

Other than as described above, there have not been any changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger (incorporated by reference to exhibits to Current Report on 8-K filed May 29, 2012)
3.1	Articles of Incorporation (incorporated by reference to exhibits to Registration Statement on Form S-1 filed on September 18, 2009)
3.2	Bylaws (incorporated by reference to exhibits to Registration Statement on Form S-1 filed on September 18, 2009)
3.3	Articles of Merger (incorporated by reference to exhibits to Current Report on 8-K filed May 29, 2012)
31.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XIANGTIAN (USA) AIR POWER CO., LTD.

By:	/s/ Zhiqi Zhang
Zhiqi Zhang
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Roy Thomas Phillips
Roy Thomas Phillips
Acting Chief Financial Officer
(Principal Accounting Officer)

Date: November 10, 2014

