Form 10-K
period 2014-07-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2014-11-20
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended July 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter was $49,054,163, based on 98,108,325 common shares at $0.50 on January 31, 2014, which is the quotation posted on the OTCQB Market (“OTCQB” under the symbol “GOAS”)

The number of shares of common stock outstanding as of November 10, 2014 was 531,042,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

Xiangtian (USA) Air Power Co., Ltd.

FORM 10-K

For the Year Ended July 31, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

In this annual report, “Goa Tours”, “the Company,” “we,” “us,” and “our,” refer to Xiangtian (USA) Air Power Co., Ltd., unless the context otherwise requires. Unless otherwise indicated, the term “fiscal year” refers to our fiscal year ending July 31. Unless otherwise indicated, the term “common stock” refers to shares of the Company’s common stock, par value $0.001 per share.

USE OF DEFINED TERMS

Except as otherwise indicated by the context, references in this Report to:

●	“Xiangtian US,” “Goa Tours,” “Company,” “we,” “us” or “our” are references to the combined business of Xiangtian (USA) Air Power Co., Ltd. and its direct and indirect subsidiaries.

●	“fiscal year” refers to our fiscal year ending July 31.

●	“Xiangtian US,” “Company,” “we,” “us” or “our” do not include the selling stockholders.

●	“U.S. Dollar,” “$” and “US$” means the legal currency of the United States of America.

●	“RMB” means Renminbi, the legal currency of China.

●	“common stock” refers to shares of the Company’s common stock, par value $0.001 per share.

●	“China” or the “PRC” are references to the People’s Republic of China.

PART I

Item 1 - Business

Business Overview

We utilize a proprietary compressed air energy storage power generation technology that can operate in conjunction with electricity produced by other alternative energy sources, such as solar, wind, geothermal, and tidal as raw power to generate additional electricity without the use of fossil fuels. When the alternative energy source is intermittent or unavailable, we believe that our novel approach of releasing the compressed air to operate a compressed air engine linked with a generator and thereby creating electricity provides customers with an advanced power generation capability with no carbon or toxic emissions. The resulting power can either be used for the customer’s operations or for sale to the State Grid Corporation of China (“National Grid”).

Our initial focus is on industrial users. Our first two projects include an installation of photovoltaic solar panels (“PV panels”) in conjunction with our compressed air energy storage technology and consist of an installation at a factory in Shandong Province with a capacity of nine megawatts and a power plant in Hubei Province with a capacity of six megawatts. The installation in Shandong Province commenced production of electricity from the solar panel installation in June 2014, and is currently in the testing stage. The installation in Shandong Province is expected to be completed by December 15, 2014. Completion of the project has been delayed due to the need to change certain equipment and solar panels that did not meet our requirements. The installation in Hubei Province is expected to be completed in January 2015. The delay was due to the bad weather conditions. Sanhe also signed a contract in February 2014 for the design and construction of a generation system for a factory in Sichuan Province but construction has not yet commenced. We are also developing smaller compressed air energy storage power generation equipment for use with PV that will be appropriate for smaller commercial buildings and private homes.

We produce our systems in China primarily for Chinese customers and are also exploring foreign markets. We benefit from the Chinese government’s incentives for the production of green energy. We operate a factory in Hebei province to produce components for the compressed air energy storage power generation systems, but also purchase certain components, such as PV panels and diesel engines from third party suppliers, which we modify to operate with compressed air. We have a distribution network of 60 distributors and sales agencies in 24 provinces in China

Our Business History and Background

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

On May 25, 2012, Goa Sweet Tours, Ltd. formed a corporation under the laws of the State of Delaware called Xiangtian (USA) Air Power Co., Ltd. ("Merger Sub") for the purpose of changing its name. On the same day, we acquired one hundred percent of the total outstanding shares of Merger Sub's common stock for cash. As such, Merger Sub became our wholly-owned subsidiary. Effective as of May 29, 2012, Merger Sub was merged with and into the Company. As a result of the merger, the Company’s corporate name was changed to “Xiangtian (USA) Air Power Co., Ltd.” Prior to the merger, Merger Sub had no liabilities and nominal assets and, as a result of the merger, the separate existence of the Merger Sub ceased. The Company was the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in the directors, officers, capital structure or business of the Company.

Lucksky Holding (Group) Co. Ltd (“LuckSky Group”), formerly named Xiangtian Kelitai Air Powered Machinery Co., Ltd.,(“Xiangtian Kelitai”) was established in 2000 by Zhou Deng Rong after he obtained a series of patents and developed the compressed air energy storage and related technology. In 2012, LuckSky Group received proceeds of an offering to Chinese investors by Xiangtian (Beijing) Equity Investment Fund Management Co. Ltd., an unaffiliated entity, which proceeds were used to develop the technologies related to the compressed air energy storage technology and PV panel installations and for operations. The investors received the right to receive equity that was to be exchanged for stock in a United States entity that would own rights to the compressed air energy storage technology. Common equity in Luck Sky (Hong Kong) Shares Limited was issued and upon the merger of Luck Sky (Hong Kong) Shares Limited into the Company in September 2013, the investors became the beneficial holders of 150,000,000 shares of common stock of the Company. On September 24, 2013, the Company acquired all of the shares of common stock of Luck Sky (Hong Kong) Shares Limited for 250,000,000 shares of common stock of the Company.

On May 30, 2014, the Company entered into the Stock Purchase Agreement with Zhou Jian, the sole shareholder of Luck Sky HK. Effective May 30, 2014 the Company purchased 100% of the issued and outstanding shares of common stock of Luck Sky HK, and the Company paid Zhou Jian a purchase price in the amount of HKD $10,000.00 (approximately USD$1,289.98) in cash. Luck Sky HK and Luck Sky Shen Zhen, its subsidiary organized in the PRC, had no operating business, no liabilities and nominal assets as of the date of the acquisition. As a result of the acquisition, Luck Sky HK became our wholly owned subsidiary and Luck Sky Shen Zhen became our indirect subsidiary through Luck Sky HK.

Sanhe was established in July 2013 and was under common control with LuckSky Group. Sanhe had no operating business and no liabilities. On July 18, 2013, Sanhe borrowed RMB7,722,000, pursuant to a loan agreement with Xiangtian Kelitai, a division of LuckSky Group.

During the three months ended June 30, 2014, LuckSky Group provided Sanhe with additional working capital and transferred to Sanhe its assets and liabilities related to the compressed air energy storage power generation technology and PV panel installations, but retained its other assets. On April 1, 2014, LuckSky Group loaned Sanhe RMB3,000,000. In April and May 2014, Sanhe purchased the inventory, the equipment, including machinery, and office equipment from Xiangtian Kelitai at their book or historical values. Sanhe entered into leases with Lucksky Group for a portion of the factory, office space and dormitory located in Sanhe City and a lease with Dong Yi Glass Machine Company Limited, which is owned by Zhou Deng Rong, our former CEO, for a second factory and office space, on May 1, 2014 and April 1, 2014, respectively. Also, 48 employees have transferred from LuckSky Group to Sanhe, including all personnel related to the projects under construction and development and administrative and finance personnel. See “Business-Properties” and “Certain Relationships and Related Party Transactions.”

The Company also owns all of the outstanding stock of LuckSky Holdings Limited, a corporation organized in the British West Indies, which is dormant.

Acquisition of Sanhe

On July 25, 2014, prior to the Acquisition, Sanhe and Luck Sky Shen Zhen and Sanhe’s current shareholders entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Sanhe became Luck Sky Shen Zhen’s contractually controlled affiliate. The purpose and effect of the VIE Agreements is to provide Luck Sky Shen Zhen (our indirect wholly-owned subsidiary) with all of the management, control and net profits of Sanhe. While Luck Sky Shen Zhen does not actually own any of the equity and shares in Sanhe, the purpose and effect of the VIE Agreements is to instill in Luck Sky Shen Zhen total management and voting control of Sanhe for all material purposes. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government.

The VIE Agreements include:

(1)	Framework Agreement on Business Cooperation, entered between Luck Sky Shen Zhen and Sanhe, pursuant to which Luck Sky Shen Zhen and Sanhe have agreed to enter into a series of VIE agreements and to cooperate in all prospective of Sanhe’s business operation and management;

(2)	Exclusive Management, Consulting and Training and Technical Service Agreement, entered between Luck Sky Shen Zhen and Sanhe, pursuant to which Luck Sky Shen Zhen has agreed to provide Sanhe with complete business support and technical support and related management, training and consulting services. In consideration for such services, Luck Sky Shen Zhen is entitled to receive an amount equal to 100% of Sanhe’s net income.

(3)	Exclusive Option Agreement, entered among Luck Sky HK, Luck Sky Shen Zhen, Zhou Deng Rong, Zhou Jian and Sanhe, pursuant to which Zhou Deng Rong and Zhou Jian, the owners of Sanhe, have granted to Luck Sky Shen Zhen and Luck Sky HK the irrevocable right and option to acquire all of their equity interests in Sanhe;

(4)	Equity Pledge Agreement, entered among Luck Sky Shen Zhen, Zhou Deng Rong, Zhou Jian, and Sanhe, pursuant to which Zhou Deng Rong and Zhou Jian, the owners of Sanhe, have pledged all of their rights, titles and interests in Sanhe to Luck Sky Shen Zhen to guarantee Sanhe’s performance of its obligations under all the other VIE Agreements;

(5)	Know-How Sub-License Agreement, entered between Luck Sky Shen Zhen and Sanhe, pursuant to which Luck Sky Shen Zhen has granted Sanhe an exclusive right to use and develop a series of aerodynamics related patents and technologies with respect to electrical generation for commercial and residential structures, not including automobile and wind towers. Luck Sky Shen Zhen possesses the rights licensed under this agreement through two license agreements dated July 25, 2014 with Zhou Deng Rong, Zhou Jian and LuckSky Group, the owners of the aforesaid patents and technologies. For the sublicense contemplated under this Agreement, Sanhe will pay Luck Sky Shen Zhen an annual royalty fee of five percent of revenue; and

(6)	Power of Attorney. Pursuant to a power of attorney, each of the Sanhe stockholders agreed to irrevocably entrust Luck Sky Shen Zhen with his stockholder voting rights and other stockholder rights for representing him to exercise such rights at the stockholders’ meeting of Sanhe in accordance with applicable laws and its Article of Association, including, but not limited to, the right to sell or transfer all or any of his equity interest in Sanhe, and appoint and vote for the directors and Chairman of Sanhe as the authorized representative of the Sanhe stockholders. The term of each proxy and voting agreement is as long as each of the Sanhe stockholders is a shareholder of Sanhe and is binding on any transferee.

The foregoing description of the terms of the Framework Agreement on Business Cooperation, the Exclusive Management Agreement, Consulting and Training and Technical Service Agreement, the Exclusive Option Agreement, the Equity Pledge Agreement, the Know-How Sub-License Agreement and the Power-of- Attorney is qualified in its entirety by reference to the provisions of the agreements filed as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, and 10.6 to this report, respectively, which are incorporated by reference herein.

On July 25, 2014, we agreed to issue 264,850,740 shares and 8,191,260 shares of our common stock to Zhou Jian and Zhou Deng Rong, respectively, the sole shareholders of Sanhe, in consideration for the execution of the VIE Agreements and the Acquisition of Sanhe.

See “Certain Relationships and Related Transactions” for further information on our contractual arrangements with these parties.

Because of the common control between us, LuckSky Shen Zhen and Sanhe, for accounting purposes, the acquisition of these entities has been treated as a combination between entities under common control with no adjustment to the historical basis of their assets and liabilities. Since there is a change of reporting entity after the acquisition takes place, the Company accounts for business combinations pursuant to Accounting Standard Codification (“ASC”) 805-50 which generally requires the entity that receives net assets or equity interests to recognize the carrying amounts of the net assets transferred in its accounting for the combination and to combine the financial statements of the entities under common control for all periods presented and to eliminate any intercompany balances and transactions

Our Corporate Structure

All of our business operations are conducted through our Hong Kong and Chinese subsidiaries and controlled affiliate. The chart below presents our corporate structure:

Industry Background

Consumption of electricity in China has grown from 3.63 trillion KWh in 2012 to 4.21 Trillion KWh in 2013. In 2011, 69 % of such electricity was produced by coal, 1% by nuclear reactors, 1% by solar energy and other alternative energy sources. Electric consumption is expected to grow to 11,595 KWh by 2040, according to the U.S. Energy Information Administration (http://www.eia.gov/countries/country-data.cfm?fips=CH). Electricity in China is distributed by the National Grid, which is required to purchase electricity

We can use solar energy, wind energy, geothermal energy, tidal energy, water hammer potential energy and all the available natural energy as a raw power in conjunction with our compressed air energy storage technology. The collected mechanical energy from the raw power source is converted into direct current power, and through our ultra-wide band and high-performance power inverter, we produce an output of stable power in compliance with the Chinese national interconnection standards. We are initially producing electricity generation systems that combine our compressed air storage technology with PV panels to achieve continuous supply of power, especially under extreme weather conditions.

We chose to initially utilize PV panels to produce the raw power because China has abundant solar energy resources as many parts of China have long durations of sunshine; and China has vast vacant spaces that are available for the installation of solar energy systems. In 2015, 35 Gigawatts of electricity will be produced by PV panels in China, an increase of 32 Gigawatts from 3 Gigawatts in 2012, according to the U.S. Energy Information Administration (http://www.eia.gov/countries/country-data.cfm?fips=CH). The solar panel industry in China is highly competitive, with around 20 to 30 companies providing installation service and 50 manufacturers. However, we believe that we are the only company that offers an electrical generation system that includes combines compressed air energy storage power generation technology.

The Chinese solar market has grown rapidly since 2012, driven largely by a favorable policy environment intended to meet a greater portion of the country’s growing energy needs from cleaner sources, while also driving demand for domestic solar panel manufacturers. China offers a feed-in-tariff for both utility-scale power plants as well as distributed generation installations. The feed in tariffs for large-scale ground mounted power plants are between 0.9 yuan ($0.14) and 1 yuan ($0.16) per kilowatt-hour (kWh) of energy generated, based on the radiation levels at the location of the plant. Distribution projects get a payment of between 0.62 yuan ($0.10) to 0.78 yuan ($ 0.12) per kWh. These subsidies will be valid for the next 20 years and this is likely to be a positive attribute for project developers such as ourselves, since the subsidies protect the rate of return on their PV projects. China also provides other incentives, including free grid connectivity for small and medium-scale distributed PV solar power producers.

Our Competitive Advantages

We believe that we possess the following competitive advantages that allow us to maintain our strong market position and will aid our profit growth in the future:

Environmental Protection: We believe that our compressed air energy storage power generation offers a unique approach to generating electricity without producing pollutants associated with burning fossil fuels and when alternative energy sources are intermittent or insufficient. When the alternate energy system, such as PV panels or wind, are unstable and fluctuate, the compressed air power generation system will start and ensure a stable power supply. In addition, a one megawatt system cleans air by compressing 200,000 square meters of air per hour thereby removing dust and other particles that can later be removed from the compressed air storage tank.

Patent Protection: Zhou Deng Rong, our former Chief Executive Officer, and Zhou Jian, our Chief Executive Officer and President, respectively, and LuckSky Group are the holders of 48 patents and 13 patent applications with respect to various aspects of the compressed air energy storage power generation technology, including improvements to the solar power generation system, the installation of solar energy systems, the inverters, and generators. The patents, patent applications and related know-how and trade secrets are subject to an exclusive license to Luck Sky Shen Zhen, our indirect wholly-owned subsidiary.

Government Incentives: The development of alternative sources of energy to reduce the amount of pollution in China caused by burning fossil fuels, particularly the use of coal to generate electric power, is a priority of the Chinese government. The Chinese government offers tax and rebate incentives for the construction of PV production facilities and has become stricter regarding the construction of power plants that rely on coal.

Technical Advantage Compared to Conventional Battery Technologies: The use of conventional batteries to store excess electricity produced by solar power or other alternative energy sources is less attractive than the compressed air energy storage power generation technology. The most important disadvantages to standard batteries are that industrial batteries lose their capacity to store electricity over time and also present environmental risks with respect to their production and disposal.

Technical Advantage Compare to Conventional Solar Panels and Inverter/Converters: Our patented technologies increase the efficiency of PV panels to generate DC current by enhancing their ability to operate at levels of lower sunlight and also increase the efficiency of the inverter/converter that converts the DC current to AC current by operating at a wider range of DC current than conventional inverter/converters.

Reduced Electrical Costs: Customers who generate electricity using alternate energy systems that is intermittent or subject to periods of low production need to be linked to the National Grid to meet their power requirements. Our compressed air energy storage power generation system allows consumers to limit or eliminate their reliance on the National Grid; by producing power during periods of peak pricing by the National Grid and storing the surplus energy produced by their alternate energy systems when prices charged by the National Grid are less expensive.

Scalability: The compressed air energy storage power generation system in conjunction with a PV panel installation is easily expanded thru the addition of additional solar panels, more storage tanks and/or bigger generators and engines.

Our Growth Strategy

Chinese demand for electricity is expected to increase by nearly 300 % between 2010 and 2040 according to the U.S. Energy Information Administration (http://www.eia.gov/countries/country-data.cfm?fips=CH). We believe demand for electricity and solar energy production will continue to grow domestically and globally, thus affording us opportunity to grow and expand our business operations

We intend to pursue the following strategies to achieve our goal:

1)	Sell systems to construct large-scale power plants that sell power to the National Grid or service zones that are off the grid and benefit from government subsidy policies.

2)	Sell systems to industrial consumers with large electricity demand, in excess of one megawatt, to establish their own power generation facilities to benefit from government subsidy polices to reduce operating costs by either being off the National Grid, reducing their purchased from the grid during peak periods or being able to store energy when the grid is not purchasing power.

3)	Sell systems to industrial and mining companies operating in remote locations which lack connections to the National Grid to create self- sufficient systems.

4)	Complete development of prototypes and commercialize smaller air compression power generation systems designed for standalone homes and smaller factories and commercial structures.

Products

Our principal product is a system that combines our air compression power generation systems with a PV installation that is custom designed for industrial users such as factories and power plants. We also offer PV systems without the air compression generation technology based on certain technological innovations that we believe increase the efficiency of our PV systems compared to those of competitors.

The air compression power generation systems can be used with multiple forms of natural energy production, including solar, wind, biomass, geothermal and tidal and the selection of the appropriate natural source depends on their relative availability at the customer’s location. Although use of any of these natural energy sources is feasible, we have initially focused on linking our air compression technology to PV installations The installation of the solar power systems generally requires the lowest investment and shortest building time, in part because the area for building the facility is flexible as solar installations can be used anywhere outdoors and take advantage of a customer’s room. Wind power is not stable as the turbines may be inoperable at low or high winds. Nuclear and hydropower facilities are only feasible for producing power for the National Grid and are not feasible for individual factories and homes

1. Basic PV Installation Our basic PV installation includes the solar panels installation and solar energy generation converter equipment with proprietary technology with the ability to convert the DC power produced by the solar panels into up to 30% more AC power than conventional converters because of its ability to operate in lower light environments. The product is designed for customers who do not need to store energy, because their facilities only operate in day time. The conversion advantage provides a higher capacity that allows the solar array to be used more effectively, thereby allowing us to sell larger systems measured in terms of the AC current capacity at a more competitive price.

2. Energy Storage Our air compression energy storage generation technology is designed for customers whose alternative energy source provides intermittent or unstable power. The systems are currently sold in conjunction with a PV installation. A portion of the electricity produced by the PV panels is used to compress air into the cylinders, which effectively store the energy until it is released. The system includes compression equipment, storage tanks and a modified engine that is linked to a generator. The surplus power generated by the air compression technology may either be used by the customer it its operations or sold to the National Grid.

The following chart illustrates an air compression power generation system that is linked with a PV installation, although the compression system can be linked to other alternative energy sources, such as wind farms, biomass, tidal or geothermal.

Solar Panels
Air Compressor
Compressor creates stored air for use in engines
Air Storage Tank
Electricity is used to run compressor to store compressed air
Energy from solar panels Goes to inverter/Converter
Electricity is used to power factory operations
Inverter and converter
Factory
Energy from generator goes to inverter/Converter
Excess electricity is sold to National Grid
Energy from solar panels Goes to inverter/Converter
Engine turns generator to create electricity
Compressed Air Engine
Power generator
National grid

Electricity Generation Process

1.	Energy collection – photovoltaic power generation.

We install PV systems on the clients’ roofs to generate the initial source of electricity. Our proprietary technology increases the efficiency of the PV panels. In a traditional system, weaker, more indirect sunlight reduced the pressure (voltage) and the PV panels become less efficient or stop working. Our installation of the PV panels in conjunction with the inverter/converter increases the utilization of the PV panels to increase the system’s efficiency. Our system allows the panels to function wither in series or in parallel to operate more efficiently in lower light, such as earlier or later in the day and on cloudy days. While the cost of our equipment is higher per watt than competitive products, our systems can work more efficiently for additional hours per day, and increasing the efficiency of the PV panels. Each one megawatt system utilizes 6700 square meters of PV panels.

The system offers double power selection by utilizing a backup switch to ensure that the power supply does not stop. Should the generation of the solar power become unstable or intermittent, the system is switch to operate using the air compression generation technology or, if available, to rely on the National Grid.

2.	Inverter/Converter

The inverter/converter regulates the voltage so it is produced at a constant level and converts the DC current generated by the PV system to 110 or 220 volts of AC current. Our patented technology permits our inverter to run on a wider range DC current than commonly used inverter/converters. Under low light or diminished light due to cloud cover, most PV systems have reduced capabilities or are unable to convert the energy to electricity. Our product allows the system to convert electricity from AC to DC when there is low light or diminished light due to cloud cover or due to the time of day, thus providing an increase in usage of up to 30%.

3.	Compression Storage System

A. Compressor – fills storage tanks with air.

B. Plasma Heater – heats air being stored into tanks to a temperature of 300 to 400 degrees Fahrenheit to increase the amount of stored energy.

C. Storage Tanks – stores compressed air. Our storage tanks are built with carbon steel to withstand higher pressures. Each one megawatt of generated electricity requires 2 tanks, each with an average capacity of 30 m3 of compressed air. The energy capacity per tank is dependent on the temperature and pressure of the air and the capacity of the e cylinder. The quality of the storage tanks are based on ISO standards.

D. Air Engine – we utilize our patented technology to modify diesel engines purchased from outside vendors to enable the engine to operate on compressed air. A pressure regulator within the air engine turns the generator. Unlike a conventional combustion engine that explodes fossil fuel to create energy, the compressed air engine utilizes the heat and compression of the air to release energy.

E. Generator – Our proprietary generator utilizes patented and other proprietary technology was developed in 2012 for our air compression storage generation system. The device affords stability by maintaining a consistent supply despite changes in the air pressure that may cause inefficiency in the engine (for example, a piston misfiring). Our tests indicated that the generator is more efficient that the industry standard in maintaining a stable flow of voltage.

The air compression technology is used to produce electricity primarily at night or at other times when the electricity produced by the PV panels is intermittent or unstable. At such times, the compressed air is sent first from the storage tanks to the thermal heater, then to the engine. The engine then spins a flywheel attached to the generator.

New Products

We have completed a prototype for a smaller generator suitable for smaller factories and standalone home. The product will be most appropriate for home in rural areas which are stand alone and have sufficient space for the installation of solar panels, as compared to urban multi-family buildings which have smaller roofs per resident and are more likely to have insufficient space for sufficient solar panels. We will focus on newer buildings as many existing structures cannot handle the weight of the PV installation. One market approach under consideration is to target customer will be local governments to attempt to get them to require the systems in new contraction. The product will come in three capacities: 20, 50 and 100 kilowatts. We believe that a 20 kilowatt generator is sufficient for a smaller home. We expect to commence marketing the product in 2015, initially utilizing the same sales agents as are currently marketing our products for larger industrial concerns.

Sales Contracts

We have two projects under construction and one project that is under contract but not otherwise commenced to sell compressed air energy storage power generation systems in conjunction with a PV panel installation. The contracts typically provide for payments in installments, with approximately 35% paid upon the commencement of construction, and the balance in two equal installments approximately 6 and 18 months later.

In Shandong Province, we are designing and installing a new power supply system with a capacity of nine megawatts (the “Haide Group Project”). Pursuant to an agreement executed by Sanhe with Bing Zhou Xin Tuo Natural Energy Electrical Engineering Limited (“Bing Zhou Xin Tuo”) on April 18, 2014, Sanhe will transfer the Haide Group Project in turn-key condition to Bing Zhou Xin Tuo after the completion of the installation and construction. The project began to produce electricity from the PV panels in June 2014 and the entire project is expected to be completed by December 15, 2014. The project has been delayed due to the need to change certain equipment and solar panels that did not meet our requirements. The sale price for the project is RMB126,000,000. For the Haide Group Project, we have executed a purchase contract for the PV panels with Shandong TD Solar Company Limited, who also installs the PV panels and equipment.

In Hubei province, construction was expected to commence in August 2014 on a six megawatt project at a new power plant (the “Hubei Xianning Project”). Because of weather conditions, the construction has been delayed but is expected to be completed by January 2015. Sanhe executed a contract with Xianning Xiangtian Air Energy Electric Company on April 25, 2014, pursuant to which Sanhe will be responsible for designing, installing and constructing the project and such project will be transferred to Xianning Xiangtian Air Energy Electric Limited Liability Company in turn-key condition. The project is anticipated to begin producing electricity two months after the commencement of the construction. The sale price for the project is RMB84, 000,000. For the Hubei Xianning Project, we have executed a contract with, Zhejiang Bowei Industrial and Trading Co., Ltd., a supplier of PV panels and such supplier has engaged a third-party contractor to provide the installation service. The facility has room for expansion should the parties agree to increase the power plant’s capacity.

Sanhe also signed a contract with Deyang Zhenlin Technology Co., Ltd. for the design and construction of a compressed air energy storage power generation system in conjunction with a PV panel installation for a factory in Sichuan province on February 28, 2014. The capacity of the project is 3.5 megawatts. The purchase price is RMB25, 500,000. We are now in the process of the approval procedures, and the construction has not commenced. The contract provides for construction to be completed by August 1, 2014, but also provides that Deyang Zhenlin Technology Co., Ltd. has waived any and all claims against Sanhe if the construction is not completed by such date. We are uncertain as to when the construction will be commenced as it depends on how soon the government approvals will be obtained, however we anticipate commencing construction in the first quarter of 2015.

Marketing

We market our products through approximately 60 distributors in 24 Provinces and through a team of employees for direct sales. The agents exclusively sell our products and receive commissions based on the value of the contracts. We utilize three classes of agents based on the size of their territory – provincial, city and town. The agents target both factories and power plants, but also local governments which may encourage local industry to utilize alternate energy sources. Our marketing focus is on:

1)	Large scale power plants that sell power to the National Grid or service zones that are off the grid and benefit from government subsidy policies.

2)	Industrial concerns with large electricity demand, in excess of one megawatt, to establish their own power generation facilities to benefit from government subsidy police to reduce operating costs by either being off the National Grid, reducing their purchased from the grid during peak periods or being able to store energy when the grid is not purchasing power.

3)	Industrial and mining companies operating in remote locations which lack connections to the National Grid to create self-sufficient systems.

In 2015, we intend to commence marketing a smaller air energy compression generation and PV system to smaller commercial structures and stand- alone homes using the same distribution network.

Manufacturing

We produce and assemble our PV installations and air energy compression generation systems at our factory in Sanhe. We produce many components, including the brackets and supports for the PV panels, an ultra-wideband voltage power inverter and converter, parts to modify the engines to operate using air compression, low-speed aerodynamic generators, and isothermal air compressor and thermal heaters. Other parts, such as solar panels, power cords, engines, carbon fiber tanks and generators and compressors are purchased from third parties and used to assemble our systems.

Our factory is based in Hebei Province Sanhe City, Yanjiao Economic Development Zone, with a production workshop of 7500 square meters for our core-technology equipment that can supply solar energy systems. We produce the engine generators and related components, but not the PV panels. The factory has a total capacity of up to 7 megawatts each month, based on one –eight hour shift working six days per week. Capacity can readily be expanded by adding additional shifts or building up to three more production lines at our facility.

Suppliers

We are not dependent on any single supplier for any important product. We purchase our solar panels, engines, and carbon fiber storage tanks, each from at least one supplier for each product. We have a good relationship with each supplier. We believe that many suitable alternate producers of these products are available should we need an alternate supplier. We also purchase electrical components to the inverter/converters, generators, compressors and control panels that we manufacture and believe that alternate suppliers of such components are also readily available.

Patents and Technology

LuckSky Shen Zhen has an exclusive, worldwide, royalty free license from Zhou Deng Rong, Zhou Jian and LuckSky Group to 48 Chinese patents and 13 patent applications and related know how and trade secrets, including the technology underlying the patent applications for power stations, commercial structures and residences, but not for other uses, including wind towers, vehicles and trains. (the “Technology”) that was executed in July 2014. The Technology represents all of the patents, patent applications and related know how and trade secrets owned by the licensors with respect to PV installations and the air energy storage power generation technology. Of the 48 Chinese Patents, we are in the process of applying for international patents for three patents with pending applications in six foreign countries. Luck Sky Shen Zhen has granted Sanhe an exclusive, sub-license in July 2014 with respect to the use of the Technology. The sublicense provides for a royalty payment of five percent of Sanhe’s revenues.

Research and Development

Our Technology was developed principally by Zhou Deng Rong over 10 years. Sanhe has no research and development staff. Sanhe obtains the legal right to use and develop the Technology through entering into an Agreement on Know-How Sub-Licensing on July 25, 2014 with Luck Sky Shen Zhen, and Luck Sky Shen Zhen was granted a license to use and sublease the Technology through licensing agreements with Zhou Deng Rong, Zhou Jian, and LuckSky Group, owners of the Technology. LuckSky Group has approximately 10 employees performing research and development and we had relied on LuckSky Group for research and development. We recently established a research and development department with 11 employees.

Warranty

We provide a five year limited warranty on all models of compressed air energy generators produced by us, and on the parts we manufacture, such as the inverter/converter and plasma heater. Components that we purchase from third party suppliers, such as the PV panels, storage tanks and the unmodified portions of the engines, are governed by the suppliers’ warranties.

Competition

We compete against larger, better capitalized and better known competitors that have become, or are becoming, vertically integrated in the PV industry value chain, from module manufacturing to PV system sales and installation, such as Yingli Green Energy, one of the largest vertically integrated PV module suppliers in the world. The ability of the vertically integrated competitors to produce modules and sometimes also be polysilicon manufacturers gives them a cost advantage with respect to the price of PV modules, which we purchase, and which could erode our competitive advantage resulting from our PV installation and air compression technologies. Furthermore, we face competition from conventional energy and non-solar renewable energy providers.

With respect to large integrated PV system projects, we compete primarily in terms of price, design and construction experience, aesthetics and conversion efficiency. We face competition from other providers of renewable energy solutions, including developers of PV, solar thermal and concentrated solar power systems, and developers of other forms of renewable energy projects, including wind, hydropower, geothermal, biomass, and tidal. We also face competition from other EPC companies and joint venture type arrangements between EPC companies and solar companies. While the decline in PV modules prices over the last several years has increased demand in solar electricity worldwide, competition at the systems level can be intense, thereby exerting downward pressure on systems level profit margins industry-wide, to the extent competitors are willing and able to bid aggressively low prices for new projects and power purchase agreements, or PPAs, using low cost assumptions for modules, components, installation, maintenance and other costs. We face intense competition in the PV system markets and our PV and compressed air energy generation systems compete with different solar energy systems as well as other renewable energy sources in the alternative energy market.”

Also, air power technologies are being developed in Italy, Germany, the United Stated, and France.

Environmental Matters

We have installed various types of anti-pollution equipment in our facilities to reduce, treat, and where feasible, recycle the wastes generated in our manufacturing process. The most significant environmental contaminant we generate is waste water. We have built special facilities to filter and treat waste water generated in our production process and recycle the water back into our production process. The other major environmental contaminant we generate is gaseous waste. We treat such gas in our special facilities to reduce the contaminant level to below the applicable environmental protection standard before discharging the gas into the atmosphere. Our operations are subject to regulation and periodic monitoring by local environmental protection authorities. The Chinese national and local environmental laws and regulations impose fees for the discharge of waste substances above prescribed levels, impose fines for serious violations and provide that the Chinese national and local governments may at their own discretion close or suspend the operation of any facility that fails to comply with orders requiring it to cease or remedy operations causing environmental damage.

In May 2014, as required by PRC law, we obtained the Environmental Assessment Report on Construction Projects for the manufacturing space that we lease from Dong Yi Glass Machine Company Limited, which is used as our second factory and offices. This report was issued by an independent qualified evaluation company with a conclusion that the operations conducted by Sanhe comply with relevant environmental laws in China, which will not cause detrimental environmental impacts. However, since our primary manufacturing and office space leased from LuckSky Group in Sanhe City has a zoning restriction that only permits agricultural use, we are still in the process of obtaining the approval for the manufacturing use.

No penalties have been imposed on us or our subsidiaries, and we believe we are currently in compliance with present environmental protection requirements in all material respects, and have obtained or been in the process of obtaining all necessary environmental permits for our production facility. We are not aware of any pending or threatened environmental investigation proceeding or action by any governmental agency or third party.

Insurance

We do not maintain an insurance policy covering losses due to fire, earthquake, flood and a wide range of other natural disasters. We do not maintain product liability insurance coverage. We maintain insurance policy covering two vehicles owned by Sanhe for its business operations. See “Risk Factors – Risks Related to Lack of Product Liability Insurance.”

PRC Governmental Regulations

This section sets forth a summary of the most significant regulations or requirements that affect our business activities in China. Other regulations and requirements, such as those relating to foreign currency exchange, dividend distribution, regulation of foreign exchange in certain onshore and offshore transactions, and regulations of overseas listings, may affect our shareholders’ right to receive dividends and other distributions from us.

Renewable Energy Law and Other Government Directives

In February 2005, China enacted its Renewable Energy Law, which became effective on January 1, 2006, or the 2006 Renewable Energy Law. The 2006 Renewable Energy Law sets forth the national policy to encourage and support the use of solar and other renewable energy and the use of on-grid generation. On December 26, 2009, the Standing Committee of the National People’s Congress adopted an amendment to the 2006 Renewable Energy Law, or the Amended Renewable Energy Law, which became effective on April 1, 2010. While the 2006 Renewable Energy Law has laid the legal foundation for developing renewable energy in China, the Amended Renewable Energy Law has introduced practical implementing measures to enhance such development.

The Amended Renewable Energy Law details the principles, main content and key issues of the renewable energy development and utilization plans, further elaborates the requirements for grid companies to purchase the full amount of electricity generated from renewable energy by setting out the responsibilities and obligations of the government, the power companies and the grid companies, respectively, and also clarifies that the state will set up a special fund, referred to as the renewable energy development fund, to compensate the difference between the tariff for electricity generated from renewable energy and that generated from conventional energy sources. The proceeds of the renewable energy development fund may also be used to support renewable energy scientific research, finance rural clean energy projects, build independent power systems in remote areas and islands, and build information networks to exploit renewable energy. It is anticipated that China will publish more detailed implementing rules for the Amended Renewable Energy Law and make corresponding changes to those existing implementing rules relating to renewable energy.

The current rebates available for our customers include a rebate of 0.42 RMB per kilowatt for 20 years for factories and 1 RMB per kilowatt for 20 years for power plants.

China’s Ministry of Construction issued a directive in June of 2005, which seeks to expand the use of solar energy in residential and commercial buildings and encourages the increased application of solar energy in townships. In addition, China’s State Council promulgated a directive in June of 2005, which sets forth specific measures to conserve energy resources and encourage exploration, development and use of solar energy in China’s western areas, which are not fully connected to electricity transmission grids, and other rural areas. In July 2007, the PRC State Electricity Regulatory Commission issued the Supervision Regulations on the Purchase of All Renewable Energy by Power Grid Enterprises which became effective on September 1, 2007. To promote the use of renewable energy for power generation, the regulations require that electricity grid enterprises must in a timely manner set up connections between the grids and renewable power generation systems and purchase all the electricity generated by renewable power generation systems. The regulations also provide that power dispatch institutions shall give priority to renewable power generation companies in respect of power dispatch services provision.

On August 31, 2007, the NDRC implemented the National Medium- and Long-Term Programs for Renewable Energy, or MLPRE, which highlights the government’s long-term commitment to the development of renewable energy.

On April 1, 2008, the PRC Energy Conservation Law came into effect. Among other objectives, this law encourages the utilization and installation of solar power facilities in buildings for energy-efficiency purposes.

On March 23, 2009, the MOF, issued the Provisional Measures for Administration of Government Subsidy Funds for Application of Solar Photovoltaic Technology in Building Construction, which outline a subsidy program dedicated to rooftop PV systems with a minimum capacity of 50 kilowatt-peak.

In July 2010, the Ministry of Housing and Urban-Rural Development issued the “City Illumination Administration Provisions” or the Illumination Provision. The Illumination Provisions encourage the installation and use of renewable energy system such as PV systems in the process of construction and re- construction of city illumination projects.

On July 24, 2011, the NDRC issued the Notice on Improving the On-grid Tariff Policy for Photovoltaic Generation. Under this Notice, it is required that a uniform national benchmark on-grid tariff for solar energy photovoltaic generation be formulated. Furthermore, for PV projects that had been approved before July 1, 2011 and would be completed by December 31, 2011, the feed-in tariff would be RMB1.15/kWh, including value-added tax, or VAT. Except for PV projects that are constructed in Tibet, for PV projects that are approved after July 1, 2011 and PV projects that had been approved before July 1, 2011 but would not be completed by December 31, 2011, the feed-in tariff including VAT would be RMB1/kWh.

On March 14, 2012, the MOF, the NDRC and the National Energy Administration, or the NEA, jointly issued interim measures for the management of additional subsidies for renewable-energy power prices, according to which relevant renewable-energy power generation enterprises are entitled to apply for subsidies for their renewable power generation projects that satisfy relevant requirements set forth in the measures.

On January 1, 2013, the State Council adopted a Circular on the Twelfth Five-Year Plan for the Energy Development, which sets out key development objectives for the industry during the 12th Five-Year Plan. In accordance with this plan, to optimize the structure of energy consumption, the proportion of non- fossil energy consumption shall be increased to 11.4 percent of total energy consumption by 2015.

In March 2013, NDRC issued the Notice on Improving the Pricing Scheme for Photovoltaic Power Generation. According to this notice, the NDRC proposed to reduce the feed-in tariff for utility scale PV projects from RMB 1/kWh to RMB 0.75/kWh, RMB 0.85/kWh and RMB 0.95/kWh, depending on the project’s location of construction. The feed-in tariff for PV projects constructed in specific regions would remain at RMB 1/kWh. In addition, the NDRC proposed a subsidy of RMB 0.35/kWh for distributed PV generation projects and the purchase price of electricity generated to be in line with the coal-electricity tariffs.

In March 2013, NDRC, the NEA and the MOF, jointly issued measures to standardize settlement of feed-in tariffs, which are believed to help address the delay in payment of solar subsidies and settlement of accounts payable experienced by solar project developers. In addition, pursuant to a July 2013 MOF notice, starting from August 2013, subsidies for distributed PV power generation stations (excluding distributed PV power generation projects) are required to be paid directly from the MOF to the State Grid Corporation of China and the China Southern Power Grid Co., Ltd., rather than through the MOF’s provincial counterparts. As a result of such measures, the collection period for feed-in-tariffs is expected to be significantly shortened.

The MOF has proposed to almost double the renewable energy surcharge for end-users of electricity from RMB0.008 per kWh to RMB0.015 per kWh, effective since September 25, 2013.

On August 26, 2013, the Department of Price of the NDRC released subsidy details for PV projects. Transmission-grid-connected projects will receive a feed-in-tariff of RMB0.90 to RMB1.00 per kWh, and distribution-grid-connected projects will receive a premium of RMB0.42 per kWh in addition to the desulphurized coal benchmark price. Distribution-grid-connected projects are expected to represent the majority of China’s new PV installation in the next few years. Unlike the rest of the world, capital expenditures for distribution-grid-connected projects are higher than transmission-grid-connected projects, since labor costs for scaffolding and work on rooftops are low in China and rooftop space is currently free. Meanwhile, the NDRC announced that the feed-in tariff will be valid, in principle, for 20 years.

On September 23, 2013, the MOF and the State Administration of Taxation jointly issued a notice that ordered a 50% refund of value-added tax on sales by PV manufacturers of their PV products. This VAT refund will be effective from October 1, 2013 through December 31, 2015.

On November 26, 2013, the MOF announced that the electricity generated by the distributed PV system for its own use is exempted from paying four governmental charges. On the same date, the NEA promulgated the “Interim Measures for the Administration of PV Power Generation.”, which clarify that the state department in charge of energy and its local counterparts are responsible for the supervision of PV projects.

On February 12, 2014, the NEA circulated the target of national solar installations for 2014 to be 14GW, 6GW of which would be targeted for utility scale, 8GW for distributed generation.

On the same day, the NEA released a list of 81 “New Energy Demonstration Cities” and eight “industrial demonstration parks” in 28 and 8 provinces respectively. These cities and zones are required to achieve their respective mandatory targets in terms of solar PV installations and the percentage of installed renewable energy power generation capacities by the end of 2015, or the end of the 12th Five-Year-Plan.

In February 2014, the Certification and Accreditation Administration and the NEA jointly issued the “Implementation Opinions on Strengthening the Testing and Certification of PV Products.” The implementation opinions provide that only certified PV products may be connected to the public grid or receive government subsidies. The institutions that certify PV products must be approved by the Certification and Accreditation Administration. According to the implementation opinions, PV products that are subject to certification include PV battery parts, inverters, control devices, confluence devices, energy storage devices and independent PV systems.

Environmental Regulations

We are subject to a variety of governmental regulations related to the storage, use and disposal of hazardous materials. The major environmental regulations applicable to us include the Environmental Protection Law of the PRC, the Law of the PRC on the Prevention and Control of Water Pollution and its implementation rules, the Law of the PRC on the Prevention and Control of Air Pollution and its implementation rules, the Law of PRC on the Prevention and Control of Solid Waste Pollution and the Law of the PRC on the Prevention and Control of Noise Pollution and the PRC Law on Appraising Environment Impacts.

In addition, under the Environmental Protection Law of the PRC, the Ministry of Environmental Protection sets national pollutant emission standards. However, provincial governments may set stricter local standards, which are required to be registered at the State Administration for Environmental Protection. Enterprises are required to comply with the stricter of the two standards.

The relevant laws and regulations generally impose discharge fees based on the level of emission of pollutants. These laws and regulations also impose fines for violations of laws, regulations or decrees and provide for possible closure by the central or local government of any enterprise which fails to comply with orders requiring it to rectify the activities causing environmental damage.

We have filed all documents required by the government in order to obtain the environmental certification related to our manufacturing process. We are permitted to continue production while we await the permit.

Product Quality Certification

Our air energy storage power generation products require certification by the National quality Supervision Department. As our air compression products are nonstandard, there is no ISO or other qualifying standard for the industry. The certification is therefore based on our design specifications. We have provided the government with our design specifications and begun discussions with the standard. We believe that there is no material risk that the government will not accept our product as the government is encouraging new technology in power generation.

Employees

We set out below the total number of our employees and the various functions which they serve as at July 31, 2014.

Functions
Sales, Purchasing and Marketing	5
Finance and Administration	9
Production, Research & Development and Quality Control	68
TOTAL	82

All of our employees are based in the PRC. Our PRC permanent employees are not unionized. We have not experienced any strikes, labor disputes or work stoppages by our employees and believe our relationship with our employees is good.

Seasonality

Our business is not seasonal, except to the extent that construction projects in northern China are more likely to be delayed by weather.

Website Access to our SEC Reports

You may obtain a copy of the following reports, free of charge through the SEC’s website at www.sec.gov as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our previous Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

The public may also read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The Public Reference Room may be contact at (800) SEC-0330. You may also access our other reports via that link to the SEC website.

Item 1A — Risk Factors

You should carefully consider the risks described below, which constitute all of the material risks facing us. If any of the following risks actually occur, our business could be harmed. You should also refer to the other information about us contained in this Report including our financial statements and released notes.

Risks Related to our Business

We Have A Limited Operating History.

The Company has a limited history with respect to the manufacture, sale and distribution of air energy compression generation systems and PV installations. To date, we have commenced the installation of two systems and in the process of designing a third system. Our ability to achieve profitability and positive cash flow over time will be dependent upon, among other things, its ability to manufacture and market our products and maintain our technological competitiveness despite limited prior experience.

Our Products Have Not Been Proven Commercially.

While our air energy storage power generation technology has been thoroughly tested, we are currently constructing and installing our first two systems. We have not tested the technology on the scale of these systems. There can be no assurance that there will not be unexpected difficulties which will require additional resources to solve and delay our growth.

Our Business is Heavily Dependent on the Economic Growth of China.

Demand for our products substantially depends on the general economic conditions in China. Our projects generally require significant upfront capital expenditures, and our customers may rely on internally generated funds or on financing for the purchase of our systems. As a result of weakened macroeconomic conditions and in particular the adverse credit market conditions, our customers may experience difficulty in generating capital or in obtaining financing on attractive terms or at all. To the extent that any of the foregoing should occur, our revenues and our growth could be adversely affected.

We may be unable to maintain internal funds or obtain financing in the future.

Adequate financing is one of the major factors that can affect our ability to execute our business plan. We intend to finance our business mainly through internal funds, bank loans or raising equity funds. There is no guarantee that we will always have internal funds available for future developments or we will not experience difficulties in obtaining financing and obtaining credit facilities granted by financial institutions in the future. In addition, there may be a delay in equity fundraising activities. We may not be able to secure additional sources of financing on commercially acceptable terms, if at all. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To fully realize our business objectives and potential, we may require additional financing. Additional financing may be debt, equity or a combination of debt and equity. If equity is used, it could result in significant dilution to our shareholders.

A Substantial Increase in the Cost of Solar Panels Could Adversely Affect our Growth.

We rely on third parties to supply our solar panels. Some of our competitors are vertically integrated and produce their own, giving them a cost advantage which limits the advantage of our solar installation and air energy storage power generation technologies. In addition, solar panels are in ample supply due to increased capacity, particularly in China, in recent years. A shortage of supply could result in increased costs and increase the cost advantage of our vertically integrated competitors.

There Is Doubt About Our Ability To Continue As A Going Concern Due To Recurring Losses From Operations, Accumulated Deficit And Insufficient Cash Resources To Meet Our Business Objectives, All Of Which Means That We May Not Be Able To Continue Operations.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $862,221 as of July 31, 2014 and $556,788 in cash and $23,791 in receivables at July 31, 2014. F-further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company expects to finance operations primarily through cash flow from revenue and capital contributions from principal shareholders. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, our principal shareholders have indicated the intent and ability to provide additional equity financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on our ability to meet obligations as they become due and to obtain additional equity or alternative financing required to fund operations until sufficient sources of recurring revenues can be generated. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all

We are dependent on our Executive Officers. Any loss in their services without suitable replacement may adversely affect our operations.

Our success has been largely due to the contribution of Zhou Deng Rong, the founder of our Company, however, Mr. Zhou resigned as our Chief Executive Officer, Chief Financial Officer and Chairman and as Sanhe’s General Manager and Director, in July 2014, Zhou Jian, his son, replaced him as Chairman. Zhiqi Zhang, the Company’s outside general counsel, replaced him as Chief Executive Officer. In July 2014, we also engaged Roy Thomas Philips as our Chief Operating Officer and Acting Chief Financial Officer. Our continued success is dependent, to a large extent, on our ability to retain their services.

The continued success of our business is also dependent on our key management and operational personnel. We rely on their experience in the alternate energy industry, product development, sales and marketing and on their relationships with our customers and suppliers.

The loss of the services of any of our executive directors or executive officers without suitable replacement or the inability to attract and retain qualified personnel will adversely affect our operations and hence, our revenue and profits.

If We Do Not Manage Our Growth, We May Not Be Able to Operate Our Business Effectively

We expect significant expansion will be required to address potential growth in our customer base, the breadth of our service offerings, and other opportunities. This expansion could strain our management, operations, systems and financial resources. To manage any future growth of our operations and personnel, we must improve and effectively utilize operational, management, marketing and financial systems and successfully recruit, hire, train and manage personnel and maintain close coordination among our technical, finance, marketing, sales and recruitment staffs. We also will need to manage an increasing number of complex relationships with customers, strategic partners, advertisers and other third parties. Our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenue we expect.

Risks Related to Protection and Infringement of Intellectual Property Rights

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in China and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. If we fail to enforce our intellectual property rights, our businesses may suffer. We, or our suppliers, may be subject to third-party claims of infringement on intellectual property rights. These claims, if successful, may require us to redesign affected products, enter into costly settlement or license agreements, pay damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products.

Risks Related to Lack of Product Liability Insurance.

We may be held liable if any product we or our suppliers develop causes injury. We do not have product liability insurance. If we choose to obtain product liability insurance but cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, the commercialization of products that we develop may be prevented or inhibited. If we are sued for any injury caused by its products, our liability could exceed our total assets.

If We Are Unable To Continue To Operate In Our Facilitates, Our Operations Could Be Adversely Affected

The land on which our factory, office and dormitory in Sanhe City are located is designated for agricultural use, and not for office, factory and dormitory space. We are in the process of applying for the land use approval. If we are not able to obtain the land use approval to use the land as our manufacturing facility, we will not be able to obtain the environmental assessment report and permits that are necessary for our operations. In the event that we are unable to use the space due to the failure of obtaining the land use approval and the environmental report and permits, we intend to move our operations to the facility currently leased from Sanhe Dong Yi Glass Machine Company Limited. In the event we are unable to use our principal factory and office space as a result of this usage issue, the lease provides that LuckSky Group will use every effort to complete and perfect the ownership and usage rights, or provide Sanhe with equivalent space. However, such a move would be potentially costly and disruptive.

Risks Related to our Securities

Our Common Stock Is A "Penny Stock" Which May Restrict The Ability Of Stockholders To Sell Our Common Stock In The Secondary Market.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our Common Stock is not now quoted on a national exchange but is traded on the OTCQB of the OTC Markets (“OTCQB”). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The "penny stock" rules, may restrict the ability of our stockholders to sell our Common Stock and warrants in the secondary market.

Allegations Have Been Made Regarding The Offering Of Securities Which Were Later Exchanged For Shares of Common Stock of the Company

Certain Chinese investors purchased the right to receive shares of common stock in a Hong Kong entity with were to be exchanged for stock in a United States entity that would /that would own rights to the compressed air storage technology. Shares in LuckSky (Hong Kong) Shares Limited, and then a total of 150,000,000 shares of common stock of the Company, were issued upon the merger of LuckSky (Hong Kong) Shares Limited into the Company in September 2013. Allegations have been made by journalists that certain misrepresentations were made by sales agents to such investors, including an alleged representation that they were receiving stock in the Company which owned the business of Sanhe and which shares would be listed on a national securities exchange. As a result of the Company’s acquisition of Sanhe, such investors now own stock in the Company, which controls the business of Sanhe through the VIE Agreements and is the licensee of the air compression energy technology. Allegations have also been made that sales agents improperly sold such securities.

On July 20, 2014, Zhou Deng Rong, then our CEO and CFO, received a verbal summon from the Public Security Bureau in Chi Feng city for investigation assistance purposes and Mr. Zhou has been responding to questions by the authorities. We believe that the investigation is related to the initial offering to the Chinese investors by Xiangtian (Beijing) Equity Investment Fund Management Co., Ltd. Due to uncertainty about the investigation, Mr. Zhou resigned as CEO, CFO, Chairman and Director of the Company and as General Manager and Director of Sanhe effective July 29, 2014. The Company has received no notice of any investigation or proceeding with respect to this offering or any other matter and is not aware of any warrant or charges against Mr. Zhou or any notices of any warrant delivered to his family. In addition, no claims have been filed against the Company or any of its affiliates by any shareholder. However, the filing of such a claim or commencement of any governmental investigation or proceeding against the Company, even if not justified, could create negative publicity and have a material adverse impact on the Company’s ability to raise additional capital and on the market price of the Company’s common stock. Should any of the allegations or claims be proven, the Company could be adversely affected.

Insiders Have Substantial Control Over Us, And They Could Delay Or Prevent A Change In Our Corporate Control Even If Our Other Shareholders Wanted It To Occur.

Our executive officers, directors, and principal shareholders hold approximately a large majority of our outstanding ordinary shares. Accordingly, these shareholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other shareholders wanted it to occur.

Our Common Stock Has Been Thinly Traded, Liquidity Is Limited, And We May Be Unable To Obtain Listing Of Our Common Stock On A More Liquid Market.

Our Common Stock is quoted on the OTCQB, which provides significantly less liquidity than a securities exchange (such as the NYSE MKT, New York Stock Exchange or the NASDAQ). There is uncertainty that we will ever be accepted for a listing on a national securities exchange.

Often there is currently a limited volume of trading in our Common Stock, and on many days there has been no trading activity at all. The purchasers of shares of our Common Stock may find it difficult to resell their shares at prices quoted in the market or at all.

Officers And Directors Have Significant Voting Power And May Take Actions That May Not Be In The Best Interests Of Other Stockholders.

The officers and directors of the Company control 67% of its voting securities. If the directors and officers act together, they will be able to exert significant control over the Company's management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of the Common Stock. This concentration of ownership may not be in the best interests of all of the Company's stockholders.

Risks Related to Doing Business in the PRC

We may be affected by environmental changes in China and global climate change or by legal, regulatory or market responses to such changes.

The growing political and scientific sentiment is that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns. Concern over climate change, including global warming, and environmental degradation in China has led to legislative and regulatory initiatives directed at limiting greenhouse gas (GHG) emissions and subsidizing alternate energy production, which have been beneficial to our business. Laws enacted that directly or indirectly affect electricity generation or our production, distribution, and cost of raw materials could all impact our business and financial results. Reductions in the subsidies provided by the government of the PRC for the use of our products would adversely affect our operations, revenue and growth.

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the central government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social environment.

Introduction of new laws or changes to existing laws by the PRC government may adversely affect our business.

The PRC legal system is a codified legal system made up of written laws, regulations, circulars, administrative directives and internal guidelines. Unlike common law jurisdictions like the U.S., decided cases (which may be taken as reference) do not form part of the legal structure of the PRC and thus have no binding effect on subsequent cases with similar issues and fact patterns. Furthermore, in line with its transformation from a centrally-planned economy to a more free market-oriented economy, the PRC government is still in the process of developing a comprehensive set of laws and regulations. As the legal system in the PRC is still evolving, laws and regulations or the interpretation of the same may be subject to further changes. Also, the PRC central and municipal governments may impose more stringent environmental regulations which would affect our ability to comply with, or our costs to comply with, such regulations. Such changes, if implemented, may adversely affect our business operations and may reduce our profitability.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material adverse effect on our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We are required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our operations, financial condition, and business prospects.

A slowdown or other adverse developments in the PRC economy or other major economies all over the world may have a material adverse effect on our customers’ demand for our services and our business.

All of our revenues are currently generated in the PRC where all of our business operations are conducted. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. Moreover, China enjoys an export-oriented economy and it relies on external demand. The solar energy industry and compressed air technology in the PRC is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our products and services. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC or other major economies all over the world may materially reduce the demand for our products and services, which could have a material adverse effect on our business.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth, which may have an adverse effect on our business operations and financial condition.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi, or RMB, into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive all of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay expenses and dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of RMB may materially and adversely affect your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could cause the RMB equivalent of U.S. dollars to be reduced and therefore could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making dividend payments on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a change to our operations and a reduction in the value of these assets.

Because our principal assets are located outside of the United States and all of our directors and all our officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us and our officers and directors or to enforce a judgment of a United States court against us or our officers and directors in the PRC.

All of our directors and officers reside outside of the United States. In addition, substantially all of our assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources.

Since the adoption of the “open door policy” in 1978 and the “socialist market economy” in 1993, the PRC government has been reforming and is expected to continue to reform its economic and political systems. Any changes in the political or economic policy of the PRC government may lead to changes in the laws and regulations or the interpretation of the same, as well as changes in the foreign exchange regulations, taxation and import and export restrictions, which may in turn adversely affect our financial performance. While the current policy of the PRC government seems to be one of imposing economic reform policies to encourage foreign investments and greater economic decentralization, there is no assurance that such a policy will continue to prevail in the future.

While the PRC economy has experienced significant growth in the past 30 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, including the manufacturing output of our customers, which, in turn, could adversely affect our results of operations, financial condition and business prospects.

Failure to comply with the U.S. Foreign Corrupt Practices Act and Chinese anti-corruption laws could subject us to penalties and other adverse consequences.

We are required to comply with China’s anti-corruption laws and the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or the price of our ordinary shares could be adversely affected if we become the target of any negative publicity as a result of actions taken by our employees or other agents.

We do not have liability business interruption, litigation or natural disaster insurance.

The insurance industry in China is still at an early stage of development. In particular PRC insurance companies offer limited business products. As a result, we do not have any product liability, business liability, disruption insurance or any other forms of insurance coverage for our operations in China. Any potential liability, business interruption, litigation or natural disaster may result in our business incurring substantial costs and the diversion of resources.

Restrictions under PRC law on our PRC subsidiary’s ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or complete acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by our PRC subsidiary. However, PRC regulations restrict the ability of our PRC subsidiary to make dividend and other payments to its offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Our independent registered public accounting firm’s audit documentation related to their audit report included in this annual report may include audit documentation located in the People’s Republic of China. The Public Company Accounting Oversight Board currently cannot inspect audit documentation located in China and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm that issues the audit reports included in our annual reports filed with the U.S. Securities and Exchange Commission, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (“PCAOB”), is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Our operations are conducted in China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Accordingly, no audit documentation located in China related to our independent registered public accounting firm’s reports included in our filings with the U.S. Securities and Exchange Commission is currently inspected by the PCAOB.

Inspections conducted by the PCAOB outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating audit documentation located in China and its related quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

RISKS RELATING TO THE VIE AGREEMENTS

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

Details of the VIE Agreements are set out above. There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable. Our PRC counsel has provided a legal opinion that the VIE Agreements are binding and enforceable under PRC law, but has further advised that if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

●	imposing economic penalties;

●	discontinuing or restricting the operations of Sanhe;

●	imposing conditions or requirements in respect of the VIE Agreements with which Sanhe may not be able to comply;

●	requiring our Company to restructure the relevant ownership structure or operations;

●	taking other regulatory or enforcement actions that could adversely affect our Company’s business; and

●	revoking the business licenses and/or the licenses or certificates of Sanhe, and/or voiding the VIE Agreements.

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of Sanhe, which would have a material adverse impact on our business, financial condition and results of operations.

Our ability to control Sanhe under the VIE Agreements may not be as effective as direct ownership.

We conduct our business in the PRC and currently generate virtually all of our revenues through the VIE Agreements. Our plans for future growth are based substantially on growing the operations of Sanhe. However, the VIE Agreements may not be as effective in providing us with control over Sanhe as direct ownership. The VIE Agreements do not provide us with day-to-day control over the operations of Sanhe. Under the current VIE arrangements, as a legal matter, if Sanhe fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC law, which we cannot be sure would be effective. Therefore, if we are unable to effectively control Sanhe, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

As the VIE Agreements are governed by PRC law, we would be required to rely on PRC law to enforce our rights and remedies under them; PRC law may not provide us with the same rights and remedies as are available in contractual disputes governed by the law of other jurisdictions.

The VIE Agreements are governed by PRC law and provide for the resolution of disputes through the jurisdiction of the courts in the PRC. If Sanhe or its shareholders fail to perform the obligations under the VIE Agreements, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot be sure that such remedies would provide us with effective means of causing Sanhe or its shareholders to meet their obligations, or recovering any losses or damages as a result of non-performance. Further, the legal environment in China is not as developed as in other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in PRC legal system could limit our liability to enforce the VIE Agreements and protect our interests.

The payment arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

We generate our revenues through the payments we receive pursuant to the VIE Agreements. Currently, all of our operations reside in the VIE which is required to pay our wholly owned subsidiary, Luck Sky Shen Zhen, 100% of the total annual net profit, as defined. We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. For example, PRC tax authorities may adjust our income and expenses for PRC tax purposes which could result in our being subject to higher taxes liability, or cause other adverse financial consequences.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We lease our principal office, factory and dormitory from LuckSky Group in Sanhe City, Hebei Province. LuckSky Group is owned by Zhou Deng Rong, our former CEO and a Director and Zhou Jian, our Chairman of the Board and General Manager. The space in the office, factory and dormitory being leased are 1296, 5160 and 1200 square meters. The office and factory space are leased for a rent of RMB 697,248 per year and the dormitory is leased for a rent of RMB 129,600 per year. The leases expire in April 30, 2024 and are subject to renewal with a prior two-month written notice. LuckSky Group is in the process of obtaining the ownership certificate of the leased buildings.

On April 28, 2012, Zhou Jian obtained the right of usage of 44.3 acres agricultural land where our principal office, factory and dormitory are located for 18 years and 8 months, starting May 1, 2012. The annual price paid for such usage right is RMB 34,510. On May 1, 2012, Zhou Jian signed a commitment letter that allowed Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group, to use this agricultural land. LuckSky Group constructed the buildings on such agricultural land. Since the land is zoned for agricultural use, and not for office and factory space, the lease provides that if Sanhe is not able to use the space because of the building’s ownership issue (as LuckSky Group has not obtained the ownership certificate of the building and the land use certificate), then LuckSky Group agrees to use every effort to complete and perfect the ownership and usage rights, or provide Sanhe with equivalent space.

Sanhe also leases a second factory and office in Sanhe City from Sanhe Dong Yi Glass Machine Company Limited, which is owned by Zhou Deng Rong. A portion of this facility is currently used by Sanhe to demonstrate its products but the facility is primarily intended as a backup to the first facility in Sanhe City and/or for expansion. The factory and the office are 4,748.96 square meters. The rent paid by Sanhe for the factory and the office is RMB1,306,500 per year. The lease provides that after 30 years, Sanhe will obtain ownership of the property for no additional payment.

We believe that the facilities, which have land available for expansion, are sufficient for our expected needs should adding additional work shifts be insufficient.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any pending legal proceedings which involve us or any of our properties or subsidiaries.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

As the Company is a “smaller reporting company,” it is not required to provide the performance graph required in paragraph (e) of Item 201.

Market Information

Since June 28, 2010, our shares have been listed for trading on the OTCQB Market (OTCQB). Our stock symbol is GOAS.The following table shows the high and low prices of our common shares on the OTCQB for each quarter within the last two fiscal years.

Period Ending	Low Bid	High Bid
10/31/2012	$0.60	$0.60
1/31/2013	$0.60	$0.60
4/30/2013	$0.60	$0.60
7/31/2013	$0.60	$1.01
10/31/2013	$1.01	$1.01
1/31/2014	$1.01	$1.01
4/30/2014	$1.01	$3.05
7/31/2014	$2.10	$3.75

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

Holders

As of November 10, 2014, 531,042,000 shares of common stock were issued and outstanding and there were 373 shareholders of record our common stock, including 264,850,740 shares are beneficially owned by Zhou Jian, who is the Chairman of the Board and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Recent Sales of Unregistered Securities- None

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

Item 6. Selected Financial Data

Not applicable

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On May 25, 2012, Goa Sweet Tours, Ltd. formed a corporation under the laws of the State of Delaware called Xiangtian (USA) Air Power Co., Ltd. ("Merger Sub") for the purpose of changing its name. On the same day, we acquired one hundred percent of the total outstanding shares of Merger Sub's common stock for cash. As such, Merger Sub became our wholly-owned subsidiary.

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

On September 24, 2013, the Company acquired all of the shares of common stock of Lucksky (Hong Kong) Shares Limited, a Hong Kong corporation, for 250,000,000 shares of common stock of the Company, and agreed to acquire 100% of the shares of Sanhe City LuckSky Electrical Engineering Limited (“Sanhe”) common stock for the Company’s common stock. As of the acquisition merger, Lucksky (Hong Kong) Shares Limited and Sanhe had no liabilities and nominal assets. Effective as of September 24, 2013, Lucksky (Hong Kong) Shares Limited was merged with and into the Company and the Company was the surviving entity. The Company has not acquired Sanhe as of the date of this Report.

On May 30, 2014, the Company entered into the Stock Purchase Agreement with Zhou Jian, the sole shareholder of Luck Sky HK. Effective May 30, 2014 the Company purchased 100% of the issued and outstanding shares of common stock of Luck Sky HK, and the Company paid Zhou Jian a purchase price in the amount of HKD $10,000.00 (approximately USD$1,289.98) in cash (the “Acquisition”).

Luck Sky Shen Zhen is a wholly-owned subsidiary of Luck Sky HK and neither company had any operating business and nominal or liabilities and nominal assets as of the date of the Acquisition. As a result of the Acquisition, Luck Sky HK became our wholly owned subsidiary and Luck Sky Shen Zhen became our indirect subsidiary through Luck Sky HK.

LuckSky Group was established in 2000 by Zhou Deng Rong after he obtained a series of patents and developed the air compression and related technology. Sanhe was established in July 2013 and was under common control with LuckSky Group. Since inception, Sanhe served as a distributor of products of the LuckSky Group and its subsidiaries

During the three months ended June 30, 2014, LuckSky Group provided Sanhe with additional working capital and transferred to Sanhe its assets and liabilities related to the compressed air energy storage power generation technology and PV panel installations, but retained its other assets. On April 1, 2014, LuckSky Group loaned Sanhe RMB3,000,000. The equipment, including machinery, was sold to Sanhe for RMB7,681,000, its book value, Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group on May 26, 2014. On April 30, 2014, the inventory was sold to Sanhe by Xiangtian Kelita, Yanjiao Branch, a division of LuckSky Group for RMB 130,918.80, its historical value. On May 19, 2014, Sanhe entered into an office equipment transfer (purchase) agreement with Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group for a purchase price of RMB162, 900. Sanhe entered into leases with LuckSky Group for a portion of the factory, office space and dormitory located in Sanhe City and a lease with Dong Yi Glass Machine Company Limited, which is owned by Deng Zhou Rong, our former CEO, for a second factory and office space. In addition, 48 employees transferred from LuckSky Group to Sanhe, including all personnel related to the projects under construction and development and administrative and fiancé personnel. See “Business-Properties” and “Certain Relationships and Related Party Transactions.”

Acquisition of Sanhe

On July 25, 2014, Sanhe and Luck Sky Shen Zhen and Sanhe’s shareholders entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Sanhe became LuckSky Shen Zhen’s contractually controlled affiliate. The VIE Agreements include the Framework Agreement on Business Cooperation, the Exclusive Management Consulting and Training and Technical Services Agreement, the Exclusive Option Agreement, the Equity Pledge Agreement, the Know-How Sub-License Agreement and the Power-of-Attorney. The purpose and effect of the VIE Agreements is to provide LuckSky Shen Zhen (our indirect wholly-owned subsidiary) with all of the management and control of Sanhe and all of its net income. While LuckSky Shen Zhen does not actually own at present any of the equity and shares in Sanhe, the purpose and effect of the VIE Agreements is to instill in Luck Sky Shen Zhen total management and voting control of Sanhe for all material purposes. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government.

Results of Operations

We have not incurred any revenue for the year ended July 31, 2014 and July 31, 2013, as we have just started our business, and no construction projects were completed as of July 31, 2014. Hence, no revenue was recognized per our revenue recognition policy, completed contract method. The related costs incurred on the ongoing projects were classified as construction in progress under inventory.

For the year ended July 31, 2014, we have incurred total operating expenses in the amount of $750,606 which mainly comprises of selling expenses of $5,479, professional fees totaling $280,908, and general and administrative expenses totaling $464,218. For the year ended July 31, 2013, we incurred total operating expenses in the amount of $87,589 which mainly comprises of professional fees totaling $64,051, and general and administrative expenses totaling $23,538. The increase in operating expenses from 2013 to 2014 is due to increased amounts of professional fees and administrative expenses related to public reporting.

We incurred total operating expenses in the amount of $927,525 from inception on September 2, 2008 through July 31, 2014. These operating expenses were comprised of selling expenses of $5,479, professional fees totaling $403,737, and general and administrative expenses totaling $518,309.

We have not incurred any expenses for research and development from inception through July 31, 2014.. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception. The Company has certain deferred tax asset that is available to offset against future taxable income.

Liquidity and Capital Resources

As of July 31, 2014, we had a cash balance of $556,788. During the year ended July 31,2014, net cash used in operating activities totaled $7,170,232. Net cash used in investing activities totaled $5,792,087. Net cash provided by financing activities during the year totaled $11,507,471. The resulting change in cash for the period was an decrease of $1,083,219, which was primarily due to cash outflow for the purchase of inventory, acquiring raw material and incurring cost in the ongoing projects, purchase of property and equipment, albeit the cash inflow from advance billings on contracts, amount due to related parties, and amount due to directors.

As of July 31, 2013, we had a cash balance of $1,640,007. During the year ended July 31, 2013, net cash used in operating activities totaled $51,381. No cash used in investing activities. Net cash provided by financing activities during the year totaled $1,677,989. The resulting change in cash for the period was an increase of $1,639,910, which was primarily due to capital contribution from the shareholders.

As of July 31,2014, we had current liabilities of $15,748,499, which was mainly comprised of advance billings on contracts of $11,831,607, amount due to related parties of $3,080,147, accounts payable and accrued liabilities of $355,861 and amount due to directors of $430,928. As of July 31,2013, we had current liabilities of $107,609, which was mainly comprised of accounts payable and accrued liabilities of $1,500, amount due to related parties of $97,110 and amount due to directors of $8,999.

We had a non-current liabilities balance of $2,718,106 as of July 31, 2014, compared with $0 as of July 31,2013.

We had net assets of $8,878,530 and $1,532,398 for the year ended July 31, 2014 and 2013, respectively.

On July 18, 2013, Sanhe borrowed $1,242,198 (RMB 7,722,000), pursuant to a loan agreement with Xiantian Kelitai, Yanjiao Branch, a division of LuckSky Group, which is owned by Zhou Deng Rong. The loan is interest free, and matures on December 31, 2014. Of the principal amount of this loan, RMB 5,233,000 was initially paid by LuckSky Group to a third party supplier to purchase equipment that was later transferred to Sanhe. The remaining loan was used to purchase equipment necessary for producing components of compressed air energy storage power generators. Sanhe expects to repay the loan on the maturity date from income received from customers for its projects.

On April 1, 2014, LuckSky Group loaned Sanhe $483,830 (RMB 3,000,000). The loan was interest free and was initially due on December 31, 2014. In July 2014, Sanhe paid RMB2,000,000 to LuckSky Group. The outstanding balance as of July 31, 2014 was RMB1,000,000, which was paid in August 2014.

There were no projects completed as of July 31, 2014. In the course of developing such projects, we continue to sustain losses and have not generated any revenues. We expect to finance operations primarily through non-interest bearing loans from the Company’s directors, as well as progress billings on the ongoing projects. We estimate that our cash and cash equivalents and projected cash receipts from operations are sufficient to fund operations for the next six months. When additional funds become required, the additional funding may come from equity financing from the sale of our common stock, but there can be no assurance that such financing will be available on acceptable terms. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

Based on our first two projects, we project additional cash receipts through January 31, 2015 of $15,426,935, which after projected cash expenditures of $11,280,157, will provide us with a positive cash flow of $4,146,778. Hence, we anticipate having sufficient cash flow to fund our operations. The projects in Shandong and Hubei provinces are expected to commence operations in December 2014 and January 2015, respectively. We are dependent on these two projects for all our projected revenue until we obtain additional customers and any material delay or reduction in the projected cash receipts will adversely affect our operations. While we expect to generate revenue on the completion of our first project to meet the liquidity and capital resources of our operations, this is subject to our ability to collect the funds in a timely manner.

Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors are disclosed factors include, but are not limited to:

●	our ability to raise additional funding;

●	the results of our proposed operations.

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

Critical Accounting Policies and Estimates

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

Fair Value Measurements

The Company applies the provisions of ASC Subtopic 820-10, “Fair Value Measurements”, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

☐         Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐         Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

☐        Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of July 31, 2014 and 2013.

Revenue Recognition

Sales of power generation system in conjunction of system installation are recognized under accounting for construction-type contracts, using the completed contract method. Accordingly, revenue is recognized upon the completion of the construction, provided persuasive evidence of an arrangement exists, title and risk of loss has transferred, the fee is fixed and determinable, and collection is reasonably assured. We provide for any loss that we expect to incur on these contracts when that loss is probable.

Warranty and Returns

The Company generally provides limited warranties for work performed under its contracts. The warranty periods typically extend for a limited duration following substantial completion of the Company's work on a project. At the time a sale is recognized, we record estimated future warranty costs. Such estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts. Generally, the estimated claim rates of warranty are based on actual warranty experience or Company’s best estimate.

No right of return exists on sales of equipment. Replacement part returns are estimable and accrued at the time a sale is recognized.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40). This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments contained in this ASU apply to all companies and not-for-profit organizations. The amendments are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is currently assessing this ASU’s impact on the Company’s consolidated results of operations and financial condition.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.The Company adopted this ASU as early application for the financial statements of the period from July8, 2013 (inception) to December 31, 2013.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle the ASU includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. The standard also specifies the accounting for some costs to obtain or fulfill a contract with a customer and requires expanded disclosures about revenue recognition. The standard provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. This ASU is effective January 1, 2017. The Company is currently assessing this ASU’s impact on the Company’s consolidated results of operations and financial condition.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

While our reporting currency is the US dollar, almost all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for some cash and cash equivalents and accounts receivables. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US dollar and RMB. If the RMB depreciates against the US dollar, the value of our RMB revenues, earnings and assets as expressed in our US dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Inflation in China has recently increased substantially. The inflation rate in China was reported at approximately 3.7% percent for 2014 and 2.6% for 2013 (see http://www.statista.com/statistics/270338/inflation-rate-in-china/).__ These factors have led to the adoption by the Chinese government, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Price inflation can affect our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if we are unable to pass along raw material price increases to customers. Accordingly, inflation in China may weaken our competitiveness domestically or in international markets.

Item 8. - Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Our audited financial statements are included following the signature page to this Form 10-K, beginning at page F-1.

Item 9- Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Zhiqui Zhang,, and Acting Principal Financial Officer, Roy Thomas Phillips, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2012.

Under Rule 13a-15(e) and 15d-15(e), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that our disclosure controls and procedures as of July 31, 2014 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2014..

Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and acting principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in ‘Internal Control - Integrated Framework’. Our management has concluded that, as of July 31, 2014, our internal control over financial reporting is effective based on these criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

There were no changes in our internal controls over financial reporting during the year ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Acting Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.	Other Information

None

PART III

ITEM 10. Directors and Executive Officers of the Registrant, and Corporate Governance

DIRECTORS AND OFFICERS

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Zhiqi Zhang	50	Chief Executive Officer
Zhou Jian	35	Chairman of the Board General Manager and Director of the Company, Executive Director of Sanhe
Roy Thomas Phillips	45	Chief Operating Officer, Acting Chief Financial Officer
Zhou Deng Hua	47	Vice General Manager and Director
Wang Jun	25	Supervisor of Sanhe
Sha Yu	27	Manager of Sanhe Administrative Department
Xiping Zheng	51	Manager of Sanhe Manufacturing Department
Tianyu Ma	44	Engineer at Sanhe Technology Department
Xiaoqin Zhou	46	Manager of Sanhe Sales Department
Chunyin Shi	45	Manager of Sanhe Accounting Department
Xudong Wang	32	Manager of Sanhe Procurement Department
Xiangdong Liu	45	Project Manager

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director, executive officer and key employee of our company, indicating the his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Zhiqi Zhang has served as our Chief Executive Officer since July 2014. His law firm, Heibei Jianan Law Firm, has served as our outside general counsel since May 2013 and the outside general counsel of Sanhe City Lucksky Electrical Engineering Co., Ltd. since January 2014. Mr. Zhang has approximately 22 years’ experience in the legal industry. Mr. Zhang has been working as an attorney at Heibei Jianan Law Firm since 2008. Between 2000 and 2008, Mr. Zhang was an attorney at Hebei Landao Law Firm. From 1992 to 2000, Mr. Zhang was an attorney at Heibei Chengde Second Law Firm.

Zhou Jian has served as our Chairman of the Board since July 29, 2014, our General Manager since May 15, 2012 and a member of our Board of Directors since June 2, 2012 and the Executive Director of Sanhe since April 12, 2014. Since January 2005, Mr. Zhou has been the Chief Financial Officer of Hong Kong Xiangtian International Investment Group Co., Ltd. IN addition, he has been the Chairman of the Board of Directors of Xiangtian Kelitai Air Power Machinery since December 2011 and the Chairman of the Board of Directors of Beijing Xiangtian Hua-Chuang Air Power Science and Technology Institute Co., Ltd., each of which is involved in air power research and development. Mr. Zhou received a Bachelor’s degree in Accounting from Southwest Finance University (China). Mr. Zhou has extensive experience in finance and accounting, which we believe makes him well qualified to sit on our Board of Directors.

Roy Thomas Phillips has served as our Chief Operating Officer and Acting Chief Financial Officer since July 2014 and as a consultant since June 2013. From October 2009 to the present, Mr. Phillips directed the business development of clients who’s operations were typically based in China and worked as a consultant to the U.S. Federal government in international development programs in S.E. Asia and Africa, Between October 2006 and October 2009, Mr. Phillips served as the Operations Compliance Director at Jilin Eagle College, a regional college based in China, where he directed its business development and recruitment of teachers From June 2004 to October 2006, Mr. Phillips served as the Senior Vice President of Compliance of a full service broker dealer where he was responsible for the nationwide compliance program. From February 2002 to June 2004, Mr. Phillips served as the Vice President at Union Bank of California, a bank trust company, where he was in charge of four main departments that were responsible for the daily trading of over $4 billion in assets.

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

Wang Jun has served as Supervisor of Sanhe since April 12, 2014. Mr. Wang joined LuckSky Group and worked as a driver of the General Manager since February 2014. Between January 2013 and September 2013, Mr. Wang was a sales person in Wuhan City Jiangxia District Xintonglan Company.

Xiangdong Liu has served as the project manager since June 5, 2014. Mr. Liu worked as the Vice Manager of Liaoning Xiangtian Pneumatic hybrid car Co., Ltd, where he was responsible for the management of the company and implementing various company regulations and documentary requirements. Between 2011 and 2013, Mr. Liu was employed at Xiangtian Kelitai Air Power Mechanical Co., Ltd. (now renamed to Luck Sky Holdings (Group) Co., Ltd.). From 2013 to April 12, 2014, Mr. Liu worked at served as the project manager with Xiangtian Kelitai Air Power Mechanical Co., Ltd.

Sha Yu has served as the manager of Sanhe’s administration department since June 5, 2014. Ms. Yu joined Luck Sky Holdings (Group) Co., Ltd.) in 2012, and has worked in the administrative and finance department. Ms. Yu received a Bachelor’s degree in Economic Management from Chang Chun Finance College (China). Ms. Yu worked as a sales person in Southwest International Jewelry City, where she focused on the marketing and client relationship.

Xiping Zheng has served as the manager of the manufacturing department of Sanhe since June 5, 2014.

Mr. Zheng has over 20 years’ working experience in vehicle and large equipment repair and maintenance. Between 1980 and 2010, Mr. Zheng worked at Hubei Xianning Hengguoqiao Loading and Unloading Transportation Company where he was responsible for the repair and maintenance of all kinds of vehicles, and also provide technical guidance and supervision. Mr. Zheng jointed Luck Sky Holdings (Group) Co., in 2011 and he was responsible the assembly of the engine workshop. In 2012, Mr. Zheng was promoted to the manager of the workshop.

Tianyu Ma has served as an Engineer at Sanhe’s technology department since June 5, 2014. From 2010 through June 5, Mr. Ma worked at LuckSky as the vice director of the technology department. Mr. Ma has over 10 years’ experience in machine designing and manufacturing, with a particular focus on aerodynamic research and development. Mr. Ma is a mechatronics assistant engineer and senior electrician.

Xiaoqin Zhou has served as the manager of Sanhe’s sales department since joining Sanhe on June 5, 2014. Mr. Zhou has over 25-year experience in sales and marketing. In 1990, Mr. Zhou started working for Fuyang City Chamber of Commerce Office and also served as the sales manager of a materials company that is a subsidiary of Fuyang City Chamber of Commerce Office. 2009-2013 worked as business manager in Fuyang City Zhongying Equity Investment Management Co., Ltd)

Chunyin Shi has served as the manager of Sanhe’s accounting department since joining Sanhe on June 5, 2014. Between January 2009 and May 2013, she served as the general manager of the accounting department of Sanhe Dong Yi Glass Machine Limited Liability Company, where she managed the company’s overall financial activities. Ms. Shi has over 15 years’ experience in accounting area with a particular focus on industrial accounting area and 10 years’ experience in managing accounting department. Ms. Shi graduated from Inner Mongolia Finance and Economics College. She is a certified accountant and assets appraiser.

Xudong Wang has served as the manager of the procurement department of Sanhe since June 5, 2014. Mr. Wang has served as the marketing manager with Beijing Kanghengde Technology Co., Ltd. from 2013 until he joined Sanhe. Between 2011 and 2013, Mr. Wang served as the manager of the marketing department of Beijing Kang Heng De Technology Co., Ltd., where he was responsible for the business negotiation of the procurement projects and he was also responsible for the establishment for the company’s local store in Beijing. Between 2008 and 2011, Mr. Wang served as the manager of the North China area at Beijing Zhi Ming De Biological Co., Ltd., where he was responsible for market developing and managing, establishing sales channel, drafting relevant company policies related to the sale channels, strategizing the marketing plan and also recruiting, training and managing distributors. Mr. Wang graduated from Hebei Baoding Teachers College and obtained a bachelor degree in mathematics education.

No agreements or arrangements were entered into by us in connection with the appointment of the foregoing persons as our officers and directors. None of such persons has previously entered into any transaction with us.

FAMILY RELATIONSHIPS

Zhou Deng Hua is Zhou Jian’s uncle.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers, or control persons has been involved in any of the following events during the past five years:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●	Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

BOARD COMMITTEES

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

CODE OF ETHICS

We adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. Our Standards of Business Conduct and Finance Code of Professional Conduct apply to our officers, directors and all employees. Our Standard of Business Conduct provides guidelines to employees to report any suspected or known violations of the Finance Code of Professional Conduct, the Standards of Business Conduct, or other Company policies. Under the Code of Ethics and Standards of Business Conduct, all employees will:

☐	Act with honesty and integrity, avoiding actual or apparent conflicts of interest in their personal and professional relationships.

☐	Provide shareholders with information that is accurate, complete, objective, fair, relevant, timely, and understandable, including information in our filings with and other submissions to the U.S. Securities and Exchange Commission and other public bodies.

☐	Comply with rules and regulations of federal, state, provincial and local governments, and of other appropriate private and public regulatory agencies.

☐	Action in good faith, responsibly, with due care, competence, and diligence, without misrepresenting material facts or allowing one’s independent judgment to be subordinated.

☐	Respect the confidentiality of information acquired in the course of one’s work except when authorized or otherwise legally obligated to disclose.

☐	Not use confidential information acquired in the course of one’s work for personal advantage.

☐	Share knowledge and maintain professional skills importance and relevancy to shareholders’ needs.

☐	Proactively promote and be an example of ethical behavior as a responsible individual among peers, in the working environment and the community.

☐	Exercise responsible use, control, and stewardship over all Company assets and resources that are employed by or entrusted to us.

☐	Not coerce, manipulate, mislead, or unduly influence any authorized audit or interfere with any auditor engaged in the performance of an internal or independent audit of Company’s system of internal controls, financial statements, or accounting books and records.

This Finance Code of Professional Conduct embodies principles which we are expected to adhere to and advocate. These principles of ethical business conduct encompass rules regarding both individual and peer responsibilities, as well as responsibilities to the Company’s shareholders and the public. The CEO, CFO, and all employees are expected to abide by this Code. Any violations of the Finance Code of Professional Conduct may result in disciplinary action, up to and including termination of employment.

ITEM 11.           Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Background

Since our incorporation on September 2, 2008, we have not compensated and have no arrangements to compensate our officers and directors for their services to us as officers and directors.

The Company is still determining the compensation to be paid to Mr. Zhang, the Chief Executive Officer, and Roy Thomas Phillips, the Acting Chief Financial Officer, with the assistance of an unaffiliated third party consultant and that it is anticipated that the compensation will be retroactive to the commencement of their employment in July 2014.

Option Grants in the Last Fiscal Year

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal year 2014. As of July 31, 2014, none of our executive officers or directors owned any of our derivative securities.

Retirement Benefits

Our executive officers are not presently entitled to company-sponsored retirement benefits.

Perquisites

We have not provided our executive officers with any material perquisites and other personal benefits and, therefore, we do not view perquisites as a significant or necessary element of our executive’s compensation.

Deferred Compensation

We do not provide our executives the opportunity to defer receipt of annual compensation.

The following table sets forth information for the period indicated with respect to the persons who served as our CEO, CFO and other most highly compensated executive officers who served on our Board of Directors

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid by us for the fiscal year ended July 31, 2014 for our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

The following table sets forth information for the period indicated with respect to the persons who served as our CEO, CFO and other most highly compensated executive officers who served on the Board.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Zhou Deng Rong	2014	-	-	-	-	-	-
Former CEO, CFO and Director	2013	-	-	-	-	-	-

Zhou Jian General Manager and Director	2014	-	-	-	-	-	-
	2013	-	-	-	-	-	-

Zhou Deng Hua	2014	-	-	-	-	-	-
Vice General Manager And Director	2013	-	-	-	-	-	-

Zhiqi Zhang	2014	-	-	-	-	-	-
CEO

Roy Thomas Phillips	2014	-	-	-	-	-	-
Chief Operating Officer and Acting Chief
Financial Officer

OUTSTANDING EQUITY AWARDS

We do not have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our sole executive officer and director since our inception; accordingly, none were outstanding at July 31, 2014.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, CHANGE-IN-CONTROL ARRANGEMENTS

The Company has not yet determined the compensation to be paid to Zhiqi Zhang, Roy Thomas Phillips or Zhou Jian. There are currently no employment or contracts or arrangements with our executive officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers or directors that would result from the resignation, retirement or any other termination of such persons from us. There are no arrangements for our directors or officers that would result from a change-in-control.

Sanhe, our operating affiliate, does maintain employment contracts with certain key employees. On June 5, 2014, Sanhe, entered into one-year employment agreements with certain significant employees 1) Sha Yu, the manager of the administration department, 2) Xiping Zheng, the manager of the manufacturing, 3) Tianyu Ma, an engineer at the technology department, 4) Xiaoqin Zhou, the manager of the sales department, 5) Chunyin Shi, the manager of the accounting department 6) Xudong Wang, the manager of the procurement department, and 7) Xiangdong Liu, the project manager. None of such key employees earn base salaries of more than RMB 72,000 per year.

Under these agreements, either party may terminate the employment agreement in accordance with the China Employment Law. Upon termination, the executive officer is generally entitled to severance pay if allowed by the China Employment Law. Other than the salary and necessary social benefits required by the government, which are defined in the employment agreement, Sanhe does not provide other benefits to the officers and employees at this time.

Each major employees has also entered into a confidentiality and non-compete agreement with Sanhe, pursuant to which each effective officer has agreed to hold, both during and subsequent to the terms of his or her agreement, in confidence and not to use, except in pursuance of his or her duties in connection with employment, any of Sanhe’s confidential information, technological secrets, commercial secrets and know-how, to disclose to Sanhe all inventions, designs and techniques resulting from work performed by them, to assign Sanhe all right, title and interest in such inventions, designs and techniques, not to perform services within two years after the termination of the employment for any person or entity that engages in any business activity in or similar to which Sanhe is then engaged or proposes to engage, and not to solicit or encourage any employees of Sanhe to terminate employment with Sanhe in order to engages in any business activity in or similar which Sanhe is then engaged or proposes to engage.

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

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

Our bylaws provide for the indemnification of our present and prior directors and officers or any person who may have served at our request as a director or officer of another corporation in which we own shares of capital stock or of which we are a creditor, against expenses actually and necessarily incurred by them in connection with the defense of any actions, suits or proceedings in which they, or any of them, are made parties, or a party, by reason of being or having been director(s) or officer(s) of us or of such other corporation, in the absence of negligence or misconduct in the performance of their duties. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

Insofar as indemnification by us for liabilities arising under the Securities Exchange Act of 1934 may be permitted to our directors, officers and controlling persons pursuant to provisions of the Amended Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us is in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth information regarding beneficial ownership of our common stock as of October 20, 2014 (i) by each person who is known to us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated each stockholder has sole voting power and dispositive power with respect to the indicated shares.

Name & Address of Beneficial Owner(1)	Office, If Applicable	Amount and Nature of Beneficial Ownership	Percent of Class
Executive Officers and Directors
Zhou Jian	General Manager, Director	264,850,740	49.9%
Zhou Deng Hua	Vice General Manager, Director	100,000,000	18.8%
Zhiqi Zhang	Chief Executive Officer	0	0%
Roy Thomas Phillips	Chief Operating Officer, Acting Chief Financial Officer	0	0%
Lifang Zhao
Dong Chang Fu Qu Zheng, Jia Zhen Zhao Jia Cun 236, Liao Cheng, SH-252000, China		52,691,675	9.9%
Executive officers and directors as a group		380,242,000	67.3%

(1) Unless otherwise indicated, the address for each director and officer is c/o Lucky Sky International Investment Holdings Limited, Unit 602, Causeway Bay Common Bldg 1, Sugar Street, Causeway Bay, Hong Kong.

CHANGES OF CONTROL

There are currently no arrangements which would result in a change in control of us

ITEM 13.            Certain Relationships and Related Transactions, and Director Independence

INTERESTED PERSON TRANSACTIONS.

Beize Finance Consultant International LLC (USA), a company for which Mr. Phillips is a subcontractor, and Beijing Luck Sky Oriental Power Engineering LLC, a company affiliated with LuckSky Group, executed a consulting agreement in May 2013 that provides for payments at the rate of $500 per hour for services rendered for a term of 18 months.

On July 18, 2013, Sanhe borrowed $1,242,198 ( RMB 7,722,000) pursuant to a loan agreement with Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group, which is owned by Zhou Deng Rong. The loan is interest free, and matures on December 31, 2014. Of the principal amount of this loan, RMB 5,233,000 was initially paid by LuckSky Group to a third party supplier to purchase equipment that was later transferred to Sanhe. The remaining loan was used to purchase equipment necessary for producing components of compressed air energy storage power generators.

On April 1, 2014, LuckSky Group loaned Sanhe $483,830 (RMB 3,000,000). The loan was interest free, and would have matured on December 31, 2014. In July 2014, Sanhe paid RMB 2,000,000 to LuckSky Group. The outstanding balance as of July 31, 2014 was RMB 1,000,000, which was paid in August 2014.

On May 30, 2014, the Company entered into the Stock Purchase Agreement with Zhou Jian, the sole shareholder of Luck Sky HK. Effective May 30, 2014 the Company purchased 100% of the issued and outstanding shares of common stock of Luck Sky HK, and the Company paid Zhou Jian a purchase price in the amount of HKD $10,000.00 (approximately USD$1,289.98) in cash.

During the year ended July 31, 2014, LuckSky Group provided Sanhe with additional working capital and transferred to Sanhe its assets and liabilities related to the compressed air energy storage power generation technology and PV panel installations, but retained its other assets. On April 30, 2014, the inventory was sold to Sanhe by Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group, for $21,000 (RMB 130,919), its historical value. On May 19, 2014, Sanhe entered into an office equipment transfer (purchase) agreement with Xiangtian Kelitai, for a purchase price of $47,265 (RMB 162,900). The remaining fixed assets, including machinery, were sold to Sanhe for its book value by Xiangtain Kelitai on May 26, 2014. The aggregate purchase price for the fixed assets and inventory was $1,261,872 (RMB 7,844,300 of which $1,235,667 (RMB 7,681,400) remained due as of July 31, 2014.

On July 25, 2014, Luck Sky Shen Zhen obtained an exclusive, worldwide, royalty free license from Zhou Deng Rong and Zhou Jian (his son) and a second exclusive, worldwide royalty free license from LuckSky Group to an aggregate of 48 Chinese patents and related know how and trade secrets, including the technology underlying 13 patent applications (the “Technology”). The Technology represents all of the patents, patent applications and related know how and trade secrets owned by the licensors with respect to PV installations and the air energy storage power generation technology as applied to commercial and residential buildings, but not wind towers. On July 25, 2014, Luck Sky Shen Zhen granted Sanhe an exclusive sublicense with respect to the use of the Technology for commercial and residential buildings, but not for other uses, including wind towers, vehicles and trains, which sublicense also provides for a royalty payment to Luck Sky Shen Zhen equal of five percent of Sanhe’s revenues.

Sanhe leases its principal office, factory and dormitory from LuckSky Group in Sanhe City, Hebei Province. LuckSky Group is owned by Zhou Deng Rong, our former CEO and Zhou Jian, our General Manager and Chairman of the Board. The space in the office, factory and dormitory being leased are 1296, 5160 and 1200 square meters, respectively. The office and factory space are leased for a rent of $113,492 (RMB 697,248) per year and the dormitory is leased for a rent of $21,095 (RMB 129,600) per year. The leases expire in April 30, 2024 and are subject to renewal with a prior two-month written notice. LuckSky Group is now in the process of obtaining the land use approval and ownership certificate of the leased building.

On April 28, 2012, Zhou Jian obtained the right of usage of 44.3 acres agricultural land where our principal office, factory and dormitory are located for 18 years and 8 months, starting May 1, 2012. The annual price paid for such usage rights is $5,617 (RMB 34,510). On May 1, 2012, Zhou Jian signed a commitment letter that allowed Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group to use this agricultural land. LuckSky Group constructed the buildings on such agricultural land. In the event we are unable to use our principal factory and office space as a result of this usage issue, the lease provides that LuckSky Group will use every effort to complete and perfect the ownership and usage rights, or provide Sanhe with equivalent space.

Sanhe also leases a second factory and office in Sanhe City from Sanhe Dong Yi Glass Machine Company Limited, which is owned by Zhou Deng Rong. A portion of this facility is currently used by Sanhe to demonstrate its products but the facility is primarily intended as a backup to the first facility in Sanhe City and/or for expansion. The factory and office are 4,748.96 square meters. The rent paid by Sanhe for the factory and the office is RMB1,306,500 per year. The lease provides that after 30 years, Sanhe will obtain ownership of the property for no additional payment. As of July 31, 2014, the rental fee accrued but unpaid under the leases from LuckSky Group and Dong Yi were $85,795.

On July 25, 2014, prior to the Acquisition, Sanhe and LuckSky Shen Zhen and Sanhe’s shareholders entered into a series of VIE Agreements, pursuant to which Sanhe became LuckSky Shen Zhen’s contractually controlled affiliate. The VIE Agreements include the Framework Agreement on Business Cooperation, the Exclusive Management, Consulting and Training and Technical Services Agreement, the Exclusive Option Agreement, the Equity Pledge Agreement, the Know-How Sub-License Agreement and the Power-of-Attorney. The purpose and effect of the VIE Agreements is to provide LuckSky Shen Zhen (our indirect wholly-owned subsidiary) with all of the management and control of Sanhe and all of its net income. While LuckSky Shen Zhen does not actually own at present any of the equity and shares in Sanhe, the purpose and effect of the VIE Agreements is to instill in LuckSky Shen Zhen total management and voting control of Sanhe for all material purposes. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government.

On July 25, 2014, we entered into the Stock Purchase Agreement with Zhou Jian and Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe. We agreed to issue to Zhou Jian and Zhou Deng Rong 264,850,740 and 8,191,260 shares, respectively, of our common stock, representing 51.4% of the our issued and outstanding shares of common stock.

POTENTIAL CONFLICTS OF INTERESTS

Save as disclosed below and under the section “Interested Person Transactions”, during the past three financial years:

a)	None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any material transaction to which we are a party.

b)	None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any company that carries the same business or similar trade which competes materially and directly with our existing business.

c)	None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any enterprise or company that is our major customer or supplier of goods or services.

d)	None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any material transaction we have undertaken within the last three years.

ITEM 14.            Principal Accountant Fees and Services

	Year ended July 31,
	2014	2013
Audit Fees	$98,000	$21,430
Audit Related Fees	14,620	-
Tax Fees	-	$-
All Other Fees	6,000	-
Total	$118,620	$21,430

In the above table, in accordance with the SEC’s definitions and rules, audit fees consist of the aggregate fees billed for services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Forms 10-Q and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

Audit related fees consist of the aggregate fees billed for professional services rendered for assurance and related services that reasonably related to the performance of the audit or review of our financial statements that were not otherwise included in audit fees.

Tax fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All other fees consist of the aggregate fees billed for products and services provided by our independent auditors and not otherwise included in audit fees, audit related fees or tax fees.

PART IV.

ITEM 15.              Exhibits, Financial Statement

(a)	Financial Statements

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 25, 2012 by and between Goa Sweet Tours Ltd. and Xiangtian (USA) Air Power Co., Ltd. (previously filed with Current Report on 8-K on August 4, 2014)

2.2	Certificate of Ownership and Merger dated May 29, 2012 (previously filed with Current Report on 8-K on May 29, 2012)

2.3	Common Stock Purchase Agreement dated May 30, 2014 by and among the Registrant, Luck Sky (Hong Kong) Aerodynamic Electricity Limited and Zhou Jian (previously filed with Current Report on 8-K on June 9, 2014)

2.4	Common Stock Purchase Agreement dated July 25, 2014 by and among the Registrant, Zhou Deng Rong and Zhou Jian (previously filed with Current Report on 8-K on May 29, 2012)

3.1	Articles of Incorporation of the Registrant (previously filed with Form S-1 Registration Statement on September 18, 2009)

3.2	By-laws of the Registrant (previously filed with Form S-1 Registration Statement on September 18, 2009)

3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant dated August 14, 2013 ( previously filed with Current Report on 8-K on August 20, 2013)

10.1	Framework Agreement on Business Cooperation dated July 25, 2014 by and between Luck Sky Shen Zhen and Sanhe (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.2	Exclusive Option Agreement dated July 25, 2014 by and among Luck Sky HK, Luck Sky Shen Zhen, Zhou Deng Rong, Zhou Jian and Sanhe (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.3	Exclusive Management, Consulting and Training and Technical Service Agreement dated July 25, 2014 by and between Luck Sky Shen Zhen and Sanhe (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.4	Equity Pledge Agreement dated July 25, 2014 by and among Luck Sky Shen Zhen, Zhou Deng Rong, Zhou Jian, and Sanhe (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.5	Know-How Sub-License Agreement dated July 25, 2014 by and between Luck Sky Shen Zhen and Sanhe (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.6	Power-of-Attorney dated July 25, 2014 issued by Zhou Deng Rong and Zhou Jian to Luck Sky Shen Zhen (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.7	Licensing Agreement dated July 25, 2014 by and among Zhou Deng Rong, Zhou Jian and Luck Sky Shen Zhen (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.8	Licensing Agreement dated July 25, 2014 by and between LuckSky Group and Luck Sky Shen Zhen (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.9	Project Transfer Agreement dated February 28, 2014 by and between Sanhe and Deyang Zhenlin Technology Co., Ltd. (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.10	Project Transfer Agreement dated April 18, 2014 by and between Sanhe and Bing Zhou Xin Tuo Natural Energy Electrical Engineering Limited (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.11	Project Transfer Agreement dated April 25, 2014 by and between Sanhe and Xianning Xiangtian Air Energy Electric Company (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.12	Lease Agreements dated May 1, 2014 by and between Sanhe and LuckSky Group (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.13	Lease Agreement dated April 1, 2014 by and between Sanhe and Sanhe DongYi (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.14	Consulting Agreement between Beijing Luck Sky Oriental Power Engineering LLC and Beize Finance Consultant International (USA) LLC dated May 2013(previously filed with Current Report on 8-K on August 4, 2014)

10.15	Amendment to Project Transfer Agreement dated April 18, 2014 between Sanhe and Bing Zhou Xin Tuo Natural Energy Electrical Engineering Limited (translated to English)*

10.16	Amendment to Project Transfer Agreement dated April 25, 2014 between Sanhe and Xianning Xiangtian Air Energy Electric Company (translated to English)*

21.1	List of Subsidiaries (previously filed with Current Report on 8-K on August 4, 2014)

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act. (Filed herewith)

31.2	Certification of Acting Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act. (Filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Zhiqi Zhang, Chief Executive Officer. (Filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Roy Thomas Phillips, Acting Chief Financial Officer. (Filed herewith)

99.1	Press release dated January 20, 2010 by the Company. (Filed with the Commission on Form 8-K dated January 20, 2010).

XBRL Exhibit

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Extension Schema Document.

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB XBRL Taxonomy Extension Label Linkbase Document.

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

XIANGTIAN (USA) AIR POWER CO., LTD.

Date: November 17, 2014	By:	/s/ Zhiqi Zhang
	Name:	Zhiqi Zhang
	Title:	Chief Executive Officer

By:	/s/Roy Thomas Phillips
Name:	Roy Thomas Phillips
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

XIANGTIAN (USA) AIR POWER CO., LTD.

(Registrant)

/s/ Zhou Jian
Zhou Jian
Director
Date: November 17, 2014

/s/ Zhou Deng Hua
Zhou Deng Hua
Director
Date: November 17, 2014

Xiangtian (USA) Air Power Co., Ltd.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Xiangtian (USA) Air Power Co., Ltd and its Subsidiaries

We have audited the accompanying consolidated balance sheets of Xiangtian (USA) Air Power Co., Ltd and its Subsidiaries as of July 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2014. Xiangtian (USA) Air Power Co., Ltd and its Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xiangtian (USA) Air Power Co., Ltd and Subsidiaries as of July 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred accumulated deficits of $862,211 as of July 31, 2014 and further losses are anticipated in the development of its business. The Company incurred a net loss of $681,194 and $87,589 for the years ended July 31, 2014 and 2013, respectively. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jimmy P. Lee, CPA PC
Astoria, NY
November 20, 2014

Xiangtian (USA) Air Power Co., Ltd.

Consolidated Balance Sheets

(Stated in US Dollars)

	July 31, 2014	July 31, 2013
ASSETS
Current assets
Cash and cash equivalence	$556,788	$1,640,007
Other receivables	23,791	-
Advances to suppliers	7,490,564	-
Inventory	9,645,526	-
Deferred tax asset	111,844	-
Other current asset	1,146,785	-
Total current assets	$18,975,298	$1,640,007

Non-current assets
Property, plant and equipment, net	$6,779,256	$-
Deposit for property, plant and equipment	1,590,581	-
Total non-current assets	8,369,837	-

Total assets	$27,345,135	$1,640,007

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$355,861	$1,500
Amount due to shareholders	18,934	-
Capital lease obligations - current	31,022	-
Amount due to director	430,928	8,999
Advances from related parties	3,080,147	97,110
Advance billings on contracts	11,831,607	-
Total current liabilities	15,748,499	107,609

Non-current liabilities
Capital lease obligations - non-current	2,718,106	-
Total non-current liabilities	2,718,106	-

Total liabilities	$18,466,605	$107,609

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 531,042,000 and 8,000,000 shares issued and outstanding, respectively	531,042	8,000
Additional paid-in capital	9,201,675	1,704,943
Deficit accumulated	(862,211)	(181,017)
Accumulated other comprehensive gain	8,024	472
Total stockholders’ equity	8,878,530	1,532,398
Total liabilities and stockholders’ equity	$27,345,135	$1,640,007

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

Consolidated Statement of Operations and Comprehensive Loss

(Stated in US Dollars)

	For the Year Ended July 31, 2014	For the Year Ended July 31, 2013
Revenue	-	-

Cost of sales	$-	$-

Gross profit	$-	$-

Operating expenses:
Selling expenses	5,479	-
General and administrative expenses	745,127	87,589
Loss from operations	(750,606)	(87,589)

Other (expense) income
Interest expense	(44,909)	-
Exchange gain	389	-
Total other expense, net	(44,520)	-

Net loss before taxes	$(795,126)	$(87,589)

Income tax benefit	113,932	-

Net loss after taxes	$(681,194)	$(87,589)

Foreign currency translation adjustment	7,552	472

Comprehensive loss	(673,642)	(87,117)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	263,079,329	8,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Period from September 2, 2008 (Inception) through July 31, 2014

  (Stated in US Dollars)

	Common Stock		Additional		Other
	Shares	Par Value	Paid-in Capital	Deficit Accumulated	Comprehensive Income (Loss)	Total
Balances, September 2, 2008 (inception)	-	$-	$-	$-	-	$-
Common stock issued for cash	5,000,000	5,000	20,000	-	-	25,000
Net loss	-	-	-	(19,525)	-	(19,525)

Balances, July 31, 2009	5,000,000	5,000	20,000	(19,525)	-	5,475
Common stock issued for cash	3,000,000	3,000	27,000	-	-	30,000
Net loss	-	-	-	(24,141)	-	(24,141)

Balances, July 31, 2010	8,000,000	8,000	47,000	(43,666)	-	11,334
Net loss	-	-	-	(18,818)	-	(18,818)

Balances, July 31, 2011	8,000,000	8,000	47,000	(62,484)	-	(7,484)
Sale of Goa Excursion	-	-	20,460	-	-	20,460
Donated rent	-	-	1,500	-	-	1,500
Net loss	-	-	-	(30,944)	-	(30,944)
Donated rent

Balances, July 31, 2012	8,000,000	8,000	68,960	(93,428)	-	(16,468)
Donated rent	-	-	6,000	-	-	6,000
Contribution from shareholders	-	-	1,629,983	-	-	1,629,983
Other comprehensive income	-	-	-	-	472	472
Net loss	-	-	-	87,589	-	87,589

Balances, July 31, 2013	8,000,000	8,000	1,704,943	(181,017)	472	1,532,398
Common stock issued	250,000,000	250,000	(250,000)	-	-	-
Common stock issued for the acquisition of Sanhe	273,042,000	273,042	(273,042)	-	-	-
Contribution from shareholders	-	-	8,013,774	-	-	8,013,774
Donated rent	-	-	6,000	-	-	6,000
Other comprehensive income	-	-	-	-	7,552	7,552
Net loss	-	-	-	(681,194)	-	(681,194)

Balances, July 31, 2014	531,042,000	$531,042	$9,201,675	$(862,211)	8,024	$8,878,530

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

Consolidated Statements of Cash Flows

  (Stated in US Dollars)

	For the Year Ended July 31, 2014	For the Year Ended July 31, 2013
Cash flows from operating activities:
Net loss	$(681,194)	$(87,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	74,053	-
Changes in operating assets and liabilities:
Other receivables	(24,235)	-
Prepayment	(7,630,372)	-
Inventory	(9,825,555)	-
Prepaid expense	-	36,463
Deferred tax asset	(113,932)	-
Other current asset	(1,146,785)

Accounts payable and accrued liabilities	69,893	1,500
Other payables and tax payables	105,623	(1,755)
Advance billings on contracts	12,052,437	-
Advance from shareholders	(50,165)	-
Net cash used in operating activities	(7,170,232)	(51,381)

Cash flows from investing activities:
Purchase of property and equipment	(5,792,087)	-
Net cash provided by financing activities	(5,792,087)	-

Cash flows from financing activities:
Advances from related parties	3,046,744	27,010
Advances from director	421,665	8,996
Advances from shareholders	19,287	-
Capital contribution from shareholders	8,019,775	1,641,983
Net cash provided by financing activities	11,507,471	1,677,989

Effect of exchange rate change on cash	371,629	13,302

Net change in cash and cash equivalents	(1,083,219)	1,639,910

Cash and cash equivalents - beginning of period	1,640,007	97

Cash and cash equivalents - end of period	$556,788	$1,640,007

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

On July 25, 2014, Luck Sky (Shen Zhen) Aerodynamic Electricity Limited (“Luck Sky Shen Zhen”), a corporation incorporated under the laws of the People Republic of China (“PRC”), an indirect wholly-owned subsidiary;Sanhe City Lucksky Electrical Engineering Co., Ltd. (“Sanhe”), a corporation incorporated under the laws of the PRC; and Mr. Zhou Jian and Mr. Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe; entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Sanhe became Luck Sky Shen Zhen’s contractually controlled affiliate. The purpose and effect of the VIE Agreements is to provide Luck Sky Shen Zhen (our indirect wholly-owned subsidiary) with all of the management, control and net profits of Sanhe.

Simultaneously, the Company entered into a common stock purchase agreement with Zhou Jian and Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe. in consideration for the execution of the VIE Agreements and the acquisition of Sanhe. Pursuant to the Stock Purchase Agreement, the Company issued Zhou Jian and Zhou Deng Rong 264,850,740 and 8,191,260 shares, respectively, of our common stock, representing 51.4% of the our issued and outstanding shares of common stock.

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

Principle of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and VIE for which it is deemed the primary beneficiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company evaluates the need to consolidate its VIE in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.

The VIE agreement was not consummated until July 25, 2014, however, the purpose and design of the establishment of VIE, Sanhe, was to be consolidated under the Company through common control. ASC 810-10-25-38F states that a reporting entity’s involvement in the design of a VIE may indicate that the reporting entity had the opportunity and the incentive to establish arrangements that result in the reporting entity being the variable interest holder with the power to direct the activities that most significantly impact the VIE’s economic performance. As both the Company and the acquired VIE, Sanhe, are under the common control of Zhou Dengrong and Zhou Jian immediately before and after the acquisition, this transaction was accounted for as a merger under common control, using merger accounting as if the merger had been consummated at the beginning of the earliest period presented, and no gain or loss was recognized. All the assets and liabilities of the VIE, Sanhe, are recorded at carrying value. Hence, Sanhe was consolidated under the Company since its inception due to the purpose and design of its establishment.

The following financial statement amounts and balances of the VIE, which is established on August 6, 2014, were included in the accompanying consolidated financial statements as of July 31, 2014 and for the year ended July 31, 2014:

July 31, 2014
Total assets	$26,927,076
Total liabilities	17,610,720

For the year
ended
July 31,2014

Net loss	$455,727

Fair Value Measurements

The Company applies the provisions of ASC Subtopic 820-10, “Fair Value Measurements”, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

☐         Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐         Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

☐        Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of July 31, 2014 and 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventory

Inventory is stated at the lower of cost or market. Cost is principally determined using the weighted average basis. Construction costs incurred on contracts are included in inventories which consist of raw materials, accessory parts, and contracts work in progress.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Gains or losses on dispositions of property and equipment are included in operating income (loss). Major additions, renewals and betterments are capitalized, while maintenance and repairs are expensed as incurred.

Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method from the time the assets are placed in service. Estimated useful lives are as follows, taking into account the assets' estimated residual value:

Classification	Estimated useful life
Machinery equipment	5-10 years
Computer and office equipment	3 years
Vehicle	5 years
Property under capital lease	20 years

Revenue Recognition

Sales of power generation system in conjunction of system installation are recognized under accounting for construction-type contracts, using the completed contract method. Accordingly, revenue is recognized upon the completion of the construction, provided persuasive evidence of an arrangement exists, title and risk of loss has transferred, the fee is fixed and determinable, and collection is reasonably assured. We provide for any loss that we expect to incur on these contracts when that loss is probable.

Warranty and Returns

The Company generally provides limited warranties for work performed under its contracts. The warranty periods typically extend for a limited duration following substantial completion of the Company's work on a project. At the time a sale is recognized, we record estimated future warranty costs. Such estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts. Generally, the estimated claim rates of warranty are based on actual warranty experience or Company’s best estimate.

No right of return exists on sales of equipment. Replacement part returns are estimable and accrued at the time a sale is recognized.

Value added taxes

The Company is subject to VAT at a rate of 17% on proceeds received from customers, and are entitled to a refund for VAT already paid or borne on the goods purchased by it that have generated the gross sales proceeds. The VAT balance is recorded in other payables on the balance sheets.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the period from July 8, 2013 (inception) to December 31, 2013. US GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Comprehensive Loss

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income”, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements.

Foreign Currency Translation

The Company’s functional currency is Chinese Renminbi (“RMB”) as substantially all of the Company’s PRC subsidiaries’ operations use this denomination. The consolidated financial statements are presented in U.S. dollars.  Foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenues and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

For the purpose of presenting these financial statements of subsidiaries in PRC, which were firstly consolidated in the fiscal year of 2014 , the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 6.2164 as of July 31, 2014; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 6.1025 for the year ended July 31, 2014. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

For the purpose of presenting these financial statements, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 7.7497 and 7.7558 as of July 31, 2014 and 2013 respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 7.7545 and 7.7560 for the year ended July 31, 2014 and 2013, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at July 31, 2014 or 2013.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40). This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments contained in this ASU apply to all companies and not-for-profit organizations. The amendments are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is currently assessing this ASU’s impact on the Company’s consolidated results of operations and financial condition.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.The Company adopted this ASU as early application for the financial statements of the period from July8, 2013 (inception) to December 31, 2013.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle the ASU includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. The standard also specifies the accounting for some costs to obtain or fulfill a contract with a customer and requires expanded disclosures about revenue recognition. The standard provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. This ASU is effective January 1, 2017. The Company is currently assessing this ASU’s impact on the Company’s consolidated results of operations and financial condition.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. For the Company, this ASU is effective beginning January 1, 2013, and interim periods within those annual periods. The adoption of this standard is not expected to have an impact on the Company’s financial results or disclosures.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This standard provides additional guidance with respect to the reclassification into income of the cumulative translation adjustment (CTA) recorded in accumulated other comprehensive income associated with a foreign entity of a parent company. The ASU differentiates between transactions occurring within a foreign entity and transactions/events affecting an investment in a foreign entity. For transactions within a foreign entity, the full CTA associated with the foreign entity would be reclassified into income only when the sale of a subsidiary or group of net assets within the foreign entity represents the substantially complete liquidation of that foreign entity. For transactions/events affecting an investment in a foreign entity (for example, control or ownership of shares in a foreign entity), the full CTA associated with the foreign entity would be reclassified into income only if the parent no longer has a controlling interest in that foreign entity as a result of the transaction/event. In addition, acquisitions of a foreign entity completed in stages will trigger release of the CTA associated with an equity method investment in that entity at the point a controlling interest in the foreign entity is obtained. For the Company, this ASU is effective prospectively beginning January 1, 2014, with early adoption permitted. This ASU would impact the Company’s consolidated results of operations and financial condition only in the instance of an event/transaction as described above.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $862,211 as of July 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company expects to finance operations primarily through cash flow from revenue and capital contributions from principal shareholders. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, our principal shareholders have indicated the intent and ability to provide additional equity financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on our ability to meet obligations as they become due and to obtain additional equity or alternative financing required to fund operations until sufficient sources of recurring revenues can be generated. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. The financial statements do not include any adjustments that might result from the outcome of this- uncertainty.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	July 31,	July 31,
	2014	2013
Raw materials	$115,839	$-
Accessory parts	635,708	-
Contracts work in progress	8,893,979	-
Total	$9,645,526	$-

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	July 31,	July 31,
	2014	2013
Machinery equipment	$3,997,506	$-
Computer and office equipment	59,316	-
Vehicle	38,558
Property under capital lease	2,756,573	-
Total property, plant and equipment	6,851,953	-
Less: accumulated depreciation	(72,697)	-
Total	$6,779,256	$-

Total depreciation expenses for the years ended July 30, 2014 and 2013 were $72,697 and $0, respectively. Depreciation relating to Contract work in progress for the years ended July 30, 2014 and 2013 were $38,241 and $0, respectively, and depreciation relating to general and administrative expenses for the years ended July 30, 2014 and 2013 were $34,456 and $0, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Since inception, Sanhe rented an office from Sanhe Dong Yi Glass Machine Company Limited (“Sanhe Dong Yi”), a Company owned by Zhou Deng Rong, our former general manager and former majority shareholder of the Company. The rental period was from June 15, 2013 to June 14, 2014, and the full rent amount of $3,965 (RMB 12,000) was paid in advance. The Company also paid $1,487 (RMB 9,000) to Sanhe Dong Yi to purchase several articles of furniture and computer equipment for its operation purpose in September 2014.

Prior to the incorporation of Sanhe, Kelitai Air Powered Machinery Co., Ltd. (“Kelitai”), a subsidiary of LuckSky Group, an entity owned by Zhou Deng Rong, former general manager and former majority shareholder of the Company, executed various purchase agreements (the “Agreements”) with Beijing Hengruier Machinery Company Limited (“Hengruier”) and made certain prepayments on behalf of the Company. On July 15, 2013, Kelitai, Hengruier and the Company executed a tripartite agreement to transfer the rights and obligations of the Agreements to the Company. As of July 31, 2014, Kelitai has paid $1,242,198 on behalf of the Company as prepayments to Hengruier. The outstanding amounts due to related parties were $1,242,198 (RMB 7,722,000) as of July 31, 2014. These amounts were unsecured, non-interest bearing, and due on demand.

In May 2014, Sanhe entered into an agreement with Kelitai, to purchase some of Keizai’s fixed assets for the use in its own production. The total amount for the fixed assets and inventory was $1,261,872 (RMB 7,844,300) and Sanhe paid $47,265 (RMB 162,900) for equipment and $21,000 (RMB 130,919) for inventory. The outstanding amount due to related party – Kelitai - was $1,235,667 (RMB 7,681,400) as of July 31, 2014. The amount was unsecured, non-interest bearing, and due on demand.

On July 25, 2014, Luck Sky Shen Zhen obtained an exclusive, worldwide, royalty free license from Zhou Deng Rong and Zhou Jian (his son) and a second exclusive, worldwide royalty free license from LuckSky Group to an aggregate of 48 Chinese patents and related know how and trade secrets, including the technology underlying 13 patent applications (the “Technology”). The Technology represents all of the patents, patent applications and related know how and trade secrets owned by the licensors with respect to PV installations and the air energy storage power generation technology as applied to commercial and residential buildings, but not wind towers. On July 25, 2014, Luck Sky Shen Zhen granted Sanhe an exclusive sublicense with respect to the use of the Technology for commercial and residential buildings, but not for other uses, including wind towers, vehicles and trains, which sublicense also provides for a royalty payment to Luck Sky Shen Zhen equal of five percent of Sanhe’s revenues.

Sanhe leases its principal office, factory and dormitory from LuckSky Group in Sanhe City, Hebei Province. LuckSky Group is owned by Zhou Deng Rong, our former CEO and Zhou Jian, our General Manager and Chairman of the Board. The space in the office, factory and dormitory being leased are 1296, 5160 and 1200 square meters, respectively. The office and factory space are leased for a rent of $113,492 (RMB 697,248) per year and the dormitory is leased for a rent of $21,095 (RMB 129,600) per year. The leases expire in April 30, 2024 and are subject to renewal with a prior two-month written notice. LuckSky Group is in the process of obtaining the land use approval and ownership certificate of the leased building.

On April 28, 2012, Zhou Jian obtained the right of usage of 44.3 acres agricultural land where our principal office, factory and dormitory are located for 18 years and 8 months, starting May 1, 2012. The annual price paid for such usage rights is $5,617 (RMB 34,510). On May 1, 2012, Zhou Jian signed a commitment letter that allowed Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group to use this agricultural land. LuckSky Group constructed the buildings on such agricultural land. In the event we are unable to use our principal factory and office space as a result of this usage issue, the lease provides that LuckSky Group will use every effort to complete and perfect the ownership and usage rights, or provide Sanhe with equivalent space.

Sanhe also leases a second factory and office in Sanhe City from Sanhe Dong Yi Glass Machine Company Limited, which is owned by Zhou Deng Rong. A portion of this facility is currently used by Sanhe to demonstrate its products but the facility is primarily intended as a backup to the first facility in Sanhe City and/or for expansion. The factory and office are 4,748.96 square meters. The rent paid by Sanhe for the factory and the office is RMB1,306,500 per year. The lease provides that after 30 years, Sanhe will obtain ownership of the property for no additional payment. As of July 31, 2014, the rental fee accrued but unpaid under the leases from LuckSky Group and Sanhe Dong Yi were $85,795.

On July 25, 2014, prior to the Acquisition, Sanhe and LuckSky Shen Zhen and Sanhe’s shareholders entered into a series of VIE Agreements, pursuant to which Sanhe became LuckSky Shen Zhen’s contractually controlled affiliate. The VIE Agreements include the Framework Agreement on Business Cooperation, the Exclusive Management, Consulting and Training and Technical Services Agreement, the Exclusive Option Agreement, the Equity Pledge Agreement, the Know-How Sub-License Agreement and the Power-of-Attorney. The purpose and effect of the VIE Agreements is to provide LuckSky Shen Zhen (the Company’s indirect wholly-owned subsidiary) with all of the management and control of Sanhe and all of its net income. While LuckSky Shen Zhen does not actually own at present any of the equity and shares in Sanhe, the purpose and effect of the VIE Agreements is to instill in LuckSky Shen Zhen total management and voting control of Sanhe for all material purposes. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government.

On July 25, 2014, the Company entered into the Stock Purchase Agreement with Zhou Jian and Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe. The Company agreed to issue to Zhou Jian and Zhou Deng Rong 264,850,740 and 8,191,260 shares, respectively, of the Company’s common stock, representing 51.4% of the issued and outstanding shares of common stock.

Since inception, the Company’s shareholders have paid several employees’ salaries on behalf of the Company. As of July 31, 2014, the amount due to shareholders was $18,934. The Company promised to pay this debt once we have sufficient cash flow.

From time to time, the Company receives advances from its directors. During the years ended July 31, 2014 and 2013, the Company received $430,928 and $8,999, respectively. While amounts due to related parties amounted to $3,080,147 and $97,110 for the years ended July 31, 2014 and 2013, respectively. The Company used the funds for its operations. These advances are due on demand, unsecured and non-interest bearing.

NOTE 7 GOVERNMENT CONTRIBUTION PLAN

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution.

The outstanding amount was $22,098 and $0 for the year ended July 31, 2014 and 2013, respectively.

NOTE 8. STATUTORY RESERVE

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC ("PRC GAAP") at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the “reserve fund”. For foreign invested enterprises, the annual appropriation for the “reserve fund” cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). If the Company has accumulated loss from prior periods, the Company is able to use the current period net income after tax to offset against the accumulate loss.

NOTE 9 - CAPITAL STOCK AND EQUITY TRANSACTIONS

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

On September 23, 2013, the Company issued 250,000,000 shares of common stock to the shareholders of HK shares, in exchange of 250,000,000 shares of HK shares.

On July 25, 2014, we entered into the Stock Purchase Agreement in connection with the acquisition of Sanhe with Zhou Jian and Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe. We agreed to issue to Zhou Jian and Zhou Deng Rong 264,850,740 and 8,191,260 shares, respectively, of our common stock, representing 51.4% of the our issued and outstanding shares of common stock.

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

NOTE 10 - INCOME TAXES

United States

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at July 31, 2014 and 2013 as follows:

F-15

	2014	2013
Deferred tax assets:
Net operating losses	$170,552	$59,350

Total deferred tax assets	170,552	59,350
Less: valuation allowance	(170,552)	(59,350)

Deferred tax assets, net	$-	$-

As of July 31, 2014, for U.S. federal income tax reporting purposes, the Company has approximately $501,624 of unused net operating losses (“NOLs”) available for carry forward to future years. The benefit from the carry forward of such NOLs will begin expiring during the year ended July 31, 2029. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

Hong Kong

The Company’s subsidiaries established in HKSAR are subject to Hong Kong Profits Tax. However, these subsidiaries did not earn any income derived in Hong Kong from its date of incorporation to July 31,2014, and therefore were not subject to Hong Kong Profits Tax.

PRC

The Company’s subsidiaries established in PRC are subject to income tax rate of 25%.

1)	Luck Sky Shenzhen

As of July 31, 2014, Luck Sky Shenzhen had $6,283 in net operating loss carry forwards available to offset future taxable income. Net operating losses can generally be carried forward by five years in PRC. However, there is no foreseeing profit for Luck Sky Shenzhen, so we made 100% valuation allowance.

2)	Sanhe

As of July 31, 2014, Sanhe had $341,795 in net operating loss carry forwards available to offset future taxable income. Net operating losses can generally be carried forward by five years in PRC. As a result, we recognized deferred tax asset of $113,392 as of July 31, 2014. As of July 31, 2013, there were no deferred tax assets or liabilities.

NOTE 11. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of July 31, 2014, the Company has a capital commitment of $27,777,872.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory as of July 31, 2014 are payable as follows:

Year ending July 31, 2015	345,554
Year ending July 31, 2016	345,554
Year ending July 31, 2017	345,554
Year ending July 31, 2018	345,554
After 2018	6,075,426
Total	$7,457,642

Rental expense of the Company for the year ended July 31, 2014 and 2013 were $89,760 and $0, respectively.

Credit risk

Cash deposits with banks are held in financial institutions in China, which are not federally insured deposit protection. Accordingly, the Company has a concentration of credit risk related to these uninsured bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Contingencies

On July 20, 2014, Mr. Zhou Deng Rong, former general manager and former majority shareholder of the Company, received a verbal summon from the Public Security Bureau in Chi Feng city for investigation assistance purposes and Mr. Zhou is being questioned by the authorities. The investigation is related to the initial offering to the Chinese investors by Xiangtian (Beijing) Equity Investment Fund Management Co., Ltd. Mr. Zhou resigned as General Manager and Director of the Company effective July 29, 2014.

The Company has received no notice of any investigation or proceeding with respect to this offering or any other matter and is not aware of any warrant or charges against Mr. Zhou or any notices of any warrant delivered to his family. In addition, no claims have been filed against the Company or any of its affiliates by any shareholder. However, the filing of such a claim or commencement of any governmental investigation or proceeding, even if not justified, could create negative publicity and have a material adverse impact on the Company’s ability to raise additional capital and on the market price of the Company’s common stock. Should any of the allegations or claims be proven, the Company could be adversely affected.

Certain Chinese investors purchased the right to receive shares of common stock in a Hong Kong entity with were to be exchanged for stock in a United States entity that would /that would own rights to the compressed air storage technology. Shares in LuckSky (Hong Kong) Shares Limited, and then a total of 150,000,000 shares of common stock of the Company, were issued upon the merger of LuckSky (Hong Kong) Shares Limited into the Company in September 2013. Allegations have been made by journalists that certain misrepresentations were made by sales agents to such investors, including an alleged representation that they were receiving stock in the Company which owned the business of Sanhe and which shares would be listed on a national securities exchange. As a result of the Company’s acquisition of Sanhe, such investors now own stock in the Company, which controls the business of Sanhe through the VIE Agreements and is the licensee of the air compression energy technology. Allegations have also been made that sales agents improperly sold such securities.

However, the filing of such a claim or commencement of any governmental investigation or proceeding against the Company, even if not justified, could create negative publicity and have a material adverse impact on the Company’s ability to raise additional capital and on the market price of the Company’s common stock. Should any of the allegations or claims be proven, the Company could be adversely affected.

