Form 10-Q
period 2014-10-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2014-12-18
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 531,042,000 shares of common stock, $0.001 par value outstanding at December 10, 2014. The registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Xiangtian (USA) Air Power Co., Ltd.

Consolidated Balance Sheets

(Stated in US Dollars)

	October 31, 2014	July 31, 2014
	(Unaudited)	(Audited)

Current assets
Cash and cash equivalence	$431,974	$556,788
Other receivables	30,583	23,791
Advances to suppliers	6,400,173	7,490,564
Inventory	10,675,807	9,645,526
Deferred tax asset	193,197	111,844
Other current asset	2,387,200	1,146,785
Total current assets	$20,118,934	$18,975,298

Non-current assets
Property, plant and equipment, net	$8,043,814	$6,779,256
Deposit for property, plant and equipment	174,832	1,590,581
Total non-current assets	8,218,646	8,369,837

Total assets	$28,337,580	$27,345,135

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$393,586	$355,861
Amount due to shareholders	19,256	18,934
Capital lease interest payable to related parties	84,036	52,542
Capital lease obligations - current	39,121	31,022
Amount due to director	431,125	430,928
Advances from related parties	2,311,920	3,027,605
Advance billings on contracts	13,554,414	11,831,607
Total current liabilities	16,833,458	15,748,499

Non-current liabilities
Capital lease obligations - non-current	2,764,354	2,718,106
Total non-current liabilities	2,764,354	2,718,106

Total liabilities	$19,597,812	$18,466,605

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding		-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 531,042,000 and 8,000,000 shares issued and outstanding, respectively	531,042	531,042
Additional paid-in capital	9,203,175	9,201,675
Deficit accumulated	(1,166,628)	(862,211)
Accumulated other comprehensive gain	172,179	8,024
Total stockholders’ equity	8,739,768	8,878,530
Total liabilities and stockholders’ equity	$28,337,580	$27,345,135

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

Consolidated Statement of Operations and Comprehensive Loss

(Stated in US Dollars)

(Unaudited)

	For the Three Months Ended October 31, 2014	For the Three Months Ended October 31, 2013
Revenue	-	-

Cost of sales	$-	$-

Gross profit	$-	$-

Operating expenses:
Selling expenses	5,335	-
General and administrative expenses	339,716	116,382
Loss from operations	345,051	116,382

Other (expense) income
Interest expense	(37,865)	-
Exchange loss	(609)	-
Total other expense, net	(38,474)	-

Net loss before taxes	$(383,525)	(116,382)

Income tax benefit	79,107	-

Net loss after taxes	$(304,418)	(116,382)

Foreign currency translation adjustment	164,155	21,256

Comprehensive loss	(140,263)	(95,126)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	531,042,000	111,260,870

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

Consolidated Statements of Cash Flows

  (Stated in US Dollars)

(Unaudited)

	For the Three Months Ended October 31, 2014	For the Three Months Ended October 31, 2013
Cash flows from operating activities:
Net loss	$(304,418)	$(116,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	102,378	-
Deferred tax asset	(78,432)	-
Rent contributed by shareholders as paid-in capital	1,500	1,500
Changes in operating assets and liabilities:
Other receivables	(6,216)	-
Prepayment	1,257,827	-
Inventory	(804,168)	-
Due from related party	-	(4,257)
Other current asset	(1,230,110)
Accounts payable and accrued liabilities	75,680	(1,500)
Other payables and tax payables	17,852	12,969
Advance billings on contracts	1,443,466	16,374
Capital lease interest payable to related parties	30,150	-
Net cash provided by (used in) operating activities	505,509	(91,296)

Cash flows from investing activities:
Purchase of property and equipment	(3,315)	(2,588,256)
Net cash used in investing activities	(3,315)	(2,588,256)

Cash flows from financing activities:
Repayment of advances from related parties	(690,009)	1,374,134
Advances from director		13,212
Advances from shareholders	-	745
Net cash (used in)/provided by financing activities	(690,009)	1,388,091

Effect of exchange rate change on cash	63,001	(3,107)

Net change in cash and cash equivalents	(124,814)	(1,294,568)

Cash and cash equivalents - beginning of period	556,788	1,640,007

Cash and cash equivalents - end of period	$431,974	$345,439

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

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

Simultaneously, the Company entered into a common stock purchase agreement with Zhou Jian and Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe, in consideration for the execution of the VIE Agreements and the acquisition of Sanhe. Pursuant to the Stock Purchase Agreement, the Company issued Zhou Jian and Zhou Deng Rong 264,850,740 and 8,191,260 shares, respectively, of our common stock, representing 51.4% of the our issued and outstanding shares of common stock.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.These interim financial statements should be read in conjunction with the audited financial statements for the year ended July 31, 2014, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended July 31, 2014.

These interim financial statements should be read in conjunction with the audited financial statements for the year ended July 31, 2014, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended July 31, 2014.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net income or losses.

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

The following financial statement amounts and balances of the VIE, which is established on August 6, 2014, were included in the accompanying consolidated financial statements as of October 31, 2014 and July 31,2014 and for the three months ended October 31, 2014 and 2013, respectively:

	October 31, 2014	July 31, 2014
Total assets	$28,304,635	$27,312,036
Total liabilities	18,690,461	17,618,765

	For the three months	For the three months
	Ended	ended
	October 31,2014	October 31,2013

Net loss	$242,971	$462,010

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of October 31, 2014 and July 31, 2014.

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

For the purpose of presenting these financial statements of subsidiaries in PRC,the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 6.1124 and 6.2164 as of October 31, 2014 and July 31, 2014, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 6.1389 and 6.1146 for the three months ended October 31, 2014 and October 31, 2013 . The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

For the purpose of presenting these financial statements of subsidiaries in Hong Kong, PRC, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 7.7551 and 7.7497 as of October 31, 2014 and July 31, 2014, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 7.7534 and 7.7544 the three months ended October 31, 2014 and October 31, 2013, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at October 31, 2014 or October 31, 2013.

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

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company adopted this ASU as early application for the financial statements of the period from July 8, 2013 (inception) to December 31, 2013.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $1,166,628 as of October 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – INVENTORIES

Inventories consist of the following:

	October 31,	July 31,
	2014	2014
Raw materials	$70,920	$115,839
Accessory parts	912,404	635,708
Contracts work in progress	9,692,483	8,893,979
Total	$10,675,807	$9,645,526

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	October 31,	July 31,
	2014	2014
Machinery equipment	$5,297,207	$3,997,506
Computer and office equipment	45,037	59,316
Vehicle	75,291	38,558
Property under capital lease	2,803,475	2,756,573
Total property, plant and equipment	8,221,010	6,851,953
Less: accumulated depreciation	(177,196)	(72,697)
Total	$8,043,814	$6,779,256

Total depreciation expenses for the three months ended October 31, 2014 and 2013 were $102,378 and $0, respectively. Depreciation relating to Contract work in progress for the three months ended October 31, 2014 and 2013 were $63,024 and $0, respectively, and depreciation relating to general and administrative expenses for the three months ended October 31, 2014 and 2013 were $39,354 and $0, respectively.

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

Prior to the incorporation of Sanhe, Kelitai Air Powered Machinery Co., Ltd. (“Kelitai”), a subsidiary of LuckSky Group, an entity owned by Zhou Deng Rong, former general manager and former majority shareholder of the Company, executed various purchase agreements (the “Agreements”) with Beijing Hengruier Machinery Company Limited (“Hengruier”) and made certain prepayments on behalf of the Company. On July 15, 2013, Kelitai, Hengruier and the Company executed a tripartite agreement to transfer the rights and obligations of the Agreements to the Company. As of October 31, 2014, Kelitai has paid $1,242,198 on behalf of the Company as prepayments to Hengruier. The outstanding amounts due to related parties were $1,263,334 (RMB 7,722,000) as of October 31, 2014. These amounts were unsecured, non-interest bearing, and due on demand.

In May 2014, Sanhe entered into an agreement with Kelitai, to purchase some of Keizai’s fixed assets for the use in its own production. The total amount for the fixed assets and inventory was $1,261,872 (RMB 7,844,300) and Sanhe paid $785,933 (RMB 4,512,900) for equipment and $21,000 (RMB 130,919) for inventory. The outstanding amount due to related party – Kelitai - was $544,958 (RMB 3,331,400) as of October 31, 2014. The amount was unsecured, non-interest bearing, and due on demand.

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

Sanhe also leases a second factory and office in Sanhe City from Sanhe Dong Yi Glass Machine Company Limited, which is owned by Zhou Deng Rong. A portion of this facility is currently used by Sanhe to demonstrate its products but the facility is primarily intended as a backup to the first facility in Sanhe City and/or for expansion. The factory and office are 4,748.96 square meters. The rent paid by Sanhe for the factory and the office is RMB1,306,500 per year. The lease provides that after 30 years, Sanhe will obtain ownership of the property for no additional payment. As of October 31,2014 and July 31, 2014, the rental fee accrued but unpaid under the leases from LuckSky Group and Sanhe Dong Yi were $174,510 and $85,795, respectively.

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

Since inception, the Company’s shareholders have paid several employees’ salaries on behalf of the Company. As of October 31,2014 and July 31, 2014, the amount due to shareholders was $19,256 and $18,934, respectively. The Company promised to pay this debt once we have sufficient cash flow.

From time to time, the Company receives advances from its directors. As of October 31, 2014 and July 31, 2014, the Company received $431,125 and $430,928, respectively. While amounts due to related parties amounted to $2,362,076 and $3,080,147 as of October 31,2014 and July 31, 2014, respectively. The Company used the funds for its operations. These advances are due on demand, unsecured and non-interest bearing.

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

The outstanding amount was $37,182 and $22,098 as of October 31, 2014 and July 31, 2014, respectively.

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

NOTE 10 - INCOME TAXES

United States

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at October 31, 2014 and July 31, 2014 as follows:

	October 31, 2014	July 31, 2014
Deferred tax assets:
Net operating losses	$191,246	$170,552

Total deferred tax assets	191,246	170,552
Less: valuation allowance	(191,246)	(170,552)

Deferred tax assets, net	$-	$-

As of October 31, 2014, for U.S. federal income tax reporting purposes, the Company has approximately $562,488 of unused net operating losses (“NOLs”) available for carry forward to future years. The benefit from the carry forward of such NOLs will begin expiring during the year ended July 31, 2029. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

Hong Kong

The Company’s subsidiaries established in HKSAR are subject to Hong Kong Profits Tax. However, these subsidiaries did not earn any income derived in Hong Kong from its date of incorporation to October 31, 2014, and therefore were not subject to Hong Kong Profits Tax.

PRC

The Company’s subsidiaries established in PRC are subject to income tax rate of 25%.

1)	Luck Sky Shenzhen

As ofOctober 31, 2014, Luck Sky Shenzhen had $ $11,933 in net operating loss carry forwards available to offset future taxable income. Net operating losses can generally be carried forward by five years in PRC. However, there is no foreseeing profit for Luck Sky Shenzhen, so we made 100% valuation allowance.

2)	Sanhe

As of October 31, 2014, Sanhe had $579,117 in net operating loss carry forwards available to offset future taxable income. Net operating losses can generally be carried forward by five years in PRC. As a result, we recognized deferred tax asset of 193,197 and $113,392 as of October 31, 2014 and July 31, 2014, respectively.

 NOTE 11. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As ofOctober 31, 2014and July 31, 2014, the Company has a capital commitment of $28,056, 451 and $27,777,872, respectively.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory as of October 31, 2014are payable as follows:

Year ending July 31, 2015	261,765
Year ending July 31, 2016	349,020
Year ending July 31, 2017	349,020
Year ending July 31, 2018	349,020
After 2018	6,281,780
Total	$7,590,605

Rental expense of the Company for the three months ended October 31, 2014 and 2013 were $35,318 and $2,326, respectively.

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

Certain Chinese investors purchased the right to receive shares of common stock in a Hong Kong entity with were to be exchanged for stock in a United States entity that would /that would own rights to the compressed air storage technology. Shares in LuckSky (Hong Kong) Shares Limited were issued and then a total of 150,000,000 shares of common stock of the Company, were issued upon the merger of LuckSky (Hong Kong) Shares Limited into the Company in September 2013. Allegations have been made by journalists that certain misrepresentations were made by sales agents to such investors, including an alleged representation that they were receiving stock in the Company which owned the business of Sanhe and which shares would be listed on a national securities exchange. As a result of the Company’s acquisition of Sanhe, such investors now own stock in the Company, which controls the business of Sanhe through the VIE Agreements and is the licensee of the air compression energy technology. Allegations have also been made that sales agents improperly sold such securities.

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

Results of Operations

We have not incurred any revenue for the three months ended October 31, 2014 and 2013, as we have just started our business, and no construction projects were completed as of October 31, 2014. Hence, no revenue was recognized per our revenue recognition policy, completed contract method. The related costs incurred on the ongoing projects were classified as construction in progress under inventory.

For the three months ended October 31, 2014, we have incurred total operating expenses in the amount of $345,051, which mainly comprises selling expenses of $5,335, professional fees totaling $114,798, and general and administrative expenses totaling $224,918. For the three months ended October 31, 2013, we incurred total operating expenses in the amount of $116,382 which mainly comprises professional fees totaling $69,116, and general and administrative expenses totaling $47,266. The increase in operating expenses from 2013 to 2014 is due to increased amounts of professional fees and administrative expenses related to public reporting and the acquisition of Sanhe.

We incurred total operating expenses in the amount of $1,213,797 from inception on September 2, 2008 through October 31, 2014. These operating expenses were comprised of selling expenses of $10,814, professional fees totaling $518,535 and general and administrative expenses totaling $743,227.

We have not incurred any expenses for research and development from inception through October 31, 2014. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception. The Company has a certain deferred tax asset that is available to offset against future taxable income.

Liquidity and Capital Resources

As of October 31, 2014, we had a cash balance of $431,974. During the three months ended October 31, 2014, net cash used in operating activities totaled $505,509. Net cash used in investing activities totaled $3,315. Net cash provided by financing activities during the period totaled $690,009. The resulting change in cash for the period was an decrease of $124,814, which was primarily due to cash outflow for the purchase of inventory, acquiring raw material, incurring costs in the ongoing projects, purchasing property and equipment, increase in the amount due to related parties and other current assets, albeit the cash inflow from advance billings on contracts and decrease in prepayment.

As of October 31, 2013, we had a cash balance of $345,439. During the three months ended October 31, 2013, net cash used in operating activities totaled $91,296. Net cash used in investing activities totaled $2,588,256. Net cash provided by financing activities during the period totaled $1,388,091. The resulting change in cash for the period was an decrease of $1,294,568, which was primarily due to cash outflow for the purchase of property and equipment, albeit the cash inflow from advance billings on contracts and amount due to related parties.

As of October 31, 2014, we had current liabilities of $16,833,458, which was mainly comprised of advance billings on contracts of $13,554,414, amount due to related parties of $2,311,920, current capital lease obligations of $39,121, capital lease interest payable to related parties of $84,036, accounts payable and accrued liabilities of $393,586 and amount due to directors of $431,125. As of July 31,2014, we had current liabilities of $15,748,499, which was mainly comprised of advance billings on contracts of $11,831,607, amount due to related parties of $3,027,605, current capital lease obligations of $31,022, capital lease interest payable to related parties of $52,542, accounts payable and accrued liabilities of $355,861 and amount due to directors of $430,928.

We had a non-current liabilities balance of $2,764,354 as of October 31, 2014, compared with $2,718,106 as of July 31, 2014.

We had net assets of $8,739,768 and $8,878,530 as of October 31, 2014 and July 31, 2014, respectively.

On July 18, 2013, Sanhe borrowed $1,263,334 (RMB 7,722,000), pursuant to a loan agreement with Xiantian Kelitai, Yanjiao Branch, a division of LuckSky Group, which is owned by Zhou Deng Rong. The loan is interest free, and matures on December 31, 2014. Of the principal amount of this loan, RMB 5,233,000 was initially paid by LuckSky Group to a third party supplier to purchase equipment that was later transferred to Sanhe. The remaining loan was used to purchase equipment necessary for producing components of compressed air energy storage power generators. Sanhe expects to repay the loan on the maturity date from income received from customers for its projects.

On April 1, 2014, LuckSky Group loaned Sanhe $483,830 (RMB 3,000,000). The loan was interest free and was initially due on December 31, 2014. As of October 31, 2014, Sanhe has repaid RMB 3,000,000 to Lucksky Group.

There were no projects completed as of October 31, 2014. In the course of developing such projects, we continue to sustain losses and have not generated any revenues. We expect to finance operations primarily through non-interest bearing loans from the Company’s directors and progress billings on the ongoing projects. Amounts due to related parties declined to $2,311,920 as of October 31, 2014 from $3,027,605 as of July 31, 2014. We estimate that our cash and cash equivalents and projected cash receipts from operations are sufficient to fund operations for the next six months. When additional funds become required, the additional funding may come from equity financing from the sale of our common stock, but there can be no assurance that such financing will be available on acceptable terms. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

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

The Company has incurred losses since its inception resulting in an accumulated deficit of $1,166,628 as of October 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to:

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

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Inflation in China has recently increased substantially. The inflation rate in China was reported at approximately 3.7% percent for 2014 and 2.6% for 2013 (see http://www.statista.com/statistics/270338/inflation-rate-in-china/). These factors have led to the adoption by the Chinese government, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Price inflation can affect our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if we are unable to pass along raw material price increases to customers. Accordingly, inflation in China may weaken our competitiveness domestically or in international markets.

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

XBRL Exhibit

101.INS† XBRL Instance Document.

101.SCH† XBRL Taxonomy Extension Schema Document.

101.CAL† XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF† XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB† XBRL Taxonomy Extension Label Linkbase Document.

101.PRE† XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: December 18, 2014

