Form 10-Q
period 2015-01-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2015-03-17
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 531,042,000 shares of common stock, $0.001 par value outstanding at March 16, 2015. The registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Xiangtian (USA) Air Power Co., Ltd.

Consolidated Balance Sheets

(Stated in US Dollars)

	January 31, 2015	July 31, 2014
	(Unaudited)	(Audited)

Current assets
Cash and cash equivalence	$420,917	$556,788
Other receivables	1,637,096	23,791
Advances to suppliers	9,573,042	7,490,564
Inventory	10,913,849	9,645,526
Deferred tax asset	267,509	111,844
Other current asset	1,153,618	1,146,785
Total current assets	$23,966,031	$18,975,298

Non-current assets
Property, plant and equipment, net	$7,836,151	$6,779,256
Deposit for property, plant and equipment	90,247	1,590,581
Total non-current assets	7,926,398	8,369,837

Total assets	$31,892,429	$27,345,135

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$489,785	$355,861
Amount due to shareholders	18,834	18,934
Capital lease interest payable to related parties	126,806	52,542
Capital lease obligations - current	54,464	31,022
Amount due to director	431,852	430,928
Advances to related parties	667,643	3,027,605
Advance billings on contracts	19,244,792	11,831,607
Total current liabilities	21,034,176	15,748,499

Non-current liabilities
Capital lease obligations - non-current	2,687,509	2,718,106
Total non-current liabilities	2,687,509	2,718,106

Total liabilities	$23,721,685	$18,466,605

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding		-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 531,042,000 shares issued and outstanding, respectively	531,042	531,042
Additional paid-in capital	9,204,675	9,201,675
Deficit accumulated	(1,528,903)	(862,211)
Accumulated other comprehensive gain	(36,070)	8,024
Total stockholders’ equity	8,170,744	8,878,530
Total liabilities and stockholders’ equity	$31,892,429	$27,345,135

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

Consolidated Statement of Operations and Comprehensive Loss

(Stated in US Dollars)

(Unaudited)

	For the Three Months Ended January 31, 2015	For the Three Months Ended January 31, 2014	For the Six Months Ended January 31, 2015	For the Six Months Ended January 31, 2014
Revenue	-	-	-	-

Cost of sales	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Operating expenses:
Selling expenses	5,325	-	10,660	-
General and administrative expenses	391,595	96,814	731,311	213,196
Loss from operations	396,920	96,814	741,971	213,196

Other (expense) income
Interest expense	(44,926)	583	(82,791)	583
Exchange loss	106	-	(503)	-
Total other (expense) income, net	(44,820)	583	(83,294)	583

Net loss before taxes	$(441,740)	(96,231)	$(825,265)	(212,613)

Income tax benefit	79,465	10,404	158,573	10,404

Net loss after taxes	$(362,275)	(85,827)	$(666,692)	(202,209)

Foreign currency translation adjustment	(208,249)	(9,012)	(44,094)	12,244

Comprehensive loss	(570,524)	(94,839)	(710,786)	(189,965)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	531,042,000	258,000,000	531,042,000	184,630,435

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

Consolidated Statements of Cash Flows

  (Stated in US Dollars)

(Unaudited)

	For the Six Months Ended January 31, 2015	For the Six Months Ended January 31, 2014
Cash flows from operating activities:
Net loss	$(666,692)	$(202,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	206,933	-
Deferred tax asset	(157,542)	(10,404)
Rent contributed by shareholders as paid-in capital	3,000	3,000
Changes in operating assets and liabilities:
Other receivables	(1,637,123)	(781,291)
Prepayment	(2,084,547)	(38,646)
Inventory	(1,250,042)	-
Due from related party	-	(3,282)
Other current asset	(23,931)
Accounts payable and accrued liabilities	196,524	(1,500)
Other payables and tax payables	261,476	672,819
Advance billings on contracts	7,477,570	57,436
Payroll payable	-	3,940
Capital lease interest payable to related parties	75,163	-
Net cash provided by (used in) operating activities	2,400,789	(300,137)

Cash flows from investing activities:
Purchase of property and equipment	(47,790)	(2,593,965)
Net cash used in investing activities	(47,790)	(2,593,965)

Cash flows from financing activities:
Repayment of advances from related parties	(2,358,234)	1,459,896
Advances from director	1,151	13,181
Advances from shareholders	-	11,093
Net cash (used in)/provided by financing activities	(2,357,083)	1,484,170

Effect of exchange rate change on cash	(131,787)	(1,175)

Net change in cash and cash equivalents	(135,871)	(1,411,107)

Cash and cash equivalents - beginning of period	556,788	1,640,007

Cash and cash equivalents - end of period	$420,917	$228,900

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Xiangtian (USA) Air Power Co., Ltd. (the “Company”) was incorporated in the State of Delaware on September 2, 2008 as Goa Sweet Tours Ltd. The Company was originally formed to provide personalized concierge tour packages to tourists who visit the State of Goa, India.  On April 17,  2012, the Company entered into Share Purchase Agreements, by and among, Luck Sky International Investment Holdings Limited (“Luck Sky”), an entity owned and controlled by Zhou Deng Rong, and certain of our former stockholders who owned, in the aggregate, 7,200,000 shares of the Company’s common stock (90% of the at then outstanding shares).  Luck Sky purchased all 7,200,000 shares for an aggregate of $235,000.  The sale was completed on May 15, 2012.

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

The Company entered into a business combination by means of merger of LuckSky (Hong Kong) Shares Limited (“HK Shares”), a Hong Kong corporation, for 250,000,000 shares of common stock of the Company. Prior to the merger, HK shares had no liabilities and nominal assets. On September 23, 2013, the Company issued 250,000,000 shares of common stock to the shareholders of HK shares. Effectively on September 24, 2013, the shareholders of HK shares accepted the shares from the Company and surrendered its control of HK shares to the Company in exchange of 250,000,000 shares of HK shares to be issued to its shareholders. On October 16, 2013, HK shares completed the issuance of its 250,000,000 shares accordingly. As of January 31, 2015, the management has submitted the application form for canceling the HK shares and expects to finish such cancellation before July 2015.

On July 25, 2014, Luck Sky (Shen Zhen) Aerodynamic Electricity Limited (“Luck Sky Shen Zhen”), a corporation incorporated under the laws of the People Republic of China (“PRC”), an indirect wholly-owned subsidiary; Sanhe City Lucksky Electrical Engineering Co., Ltd. (“Sanhe”), a corporation incorporated under the laws of the PRC; and Mr. Zhou Jian and Mr. Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe; entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Sanhe became Luck Sky Shen Zhen’s contractually controlled affiliate. The purpose and effect of the VIE Agreements is to provide Luck Sky Shen Zhen (our indirect wholly-owned subsidiary) with all of the management, control and net profits of Sanhe.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

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

The following financial statement amounts and balances of the VIE, which was established on August 6, 2014, were included in the accompanying consolidated financial statements as of January 31, 2015 and July 31,2014 and for the six months ended January 31, 2015 and 2014, respectively:

	January 31, 2015	July 31, 2014
Total assets	$31,859,499	$27,312,036
Total liabilities	22,695,168	17,618,765

	For the six months	For the six months
	Ended	Ended
	January 31,2015	January 31,2014

Net loss	$484,679	$33,462

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of January 31, 2015 and July 31, 2014.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred for the six months ended January 31, 2015. US GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

For the purpose of presenting these financial statements of subsidiaries in PRC, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 6.2495 and 6.2164 as of January 31, 2015 and July 31, 2014, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 6.1582 and 6.0938 for the six months ended January 31, 2015and January 31, 2014. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

For the purpose of presenting these financial statements of subsidiaries in Hong Kong, PRC, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 7.7529 and 7.7497 as of January 31, 2015 and July 31, 2014, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 7.7536 and 7.7545the six months ended January 31, 2015 and January 31, 2014, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at January 31, 2015 or January 31, 2014.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $1,528,903 as of January 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – INVENTORIES

Inventories consist of the following:

	January 31,	July 31,
	2015	2014
Raw materials	$300,522	$115,839
Accessory parts	892,388	635,708
Contracts work in progress	9,720,939	8,893,979
Total	$10,913,849	$9,645,526

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	January 31,	July 31,
	2015	2014
Machinery equipment	$5,240,556	$3,997,506
Computer and office equipment	56,198	59,316
Vehicle	73,639	38,558
Property under capital lease	2,741,973	2,756,573
Total property, plant and equipment	8,112,366	6,851,953
Less: accumulated depreciation	(276,215)	(72,697)
Total	$7,836,151	$6,779,256

Total depreciation expenses for the six months ended January 31, 2015 and 2014 were $206,933 and $0, respectively. Depreciation relating to Contract work in progress for the six months ended January 31, 2015 and 2014 were $126,311and $0, respectively, and depreciation relating to selling, general and administrative expenses for the six months ended January 31, 2015 and 2014 were $80,622 and $0, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Prior to the incorporation of Sanhe, Kelitai Air Powered Machinery Co., Ltd. (“Kelitai”), a subsidiary of LuckSky Group, an entity owned by Zhou Deng Rong, former general manager and former majority shareholder of the Company, executed various purchase agreements (the “Agreements”) with Beijing Hengruier Machinery Company Limited (“Hengruier”) and made certain prepayments on behalf of the Company. On July 15, 2013, Kelitai, Hengruier and the Company executed a tripartite agreement to transfer the rights and obligations of the Agreements to the Company. As of January 31, 2015, Kelitai has paid $1,242,198 on behalf of the Company as prepayments to Hengruier. The outstanding amounts due to related parties were nil as of January 31, 2015.

In May 2014, Sanhe entered into an agreement with Kelitai, to purchase some of Keizai’s fixed assets for the use in its own production. The total amount for the fixed assets and inventory was $1,261,872 (RMB 7,844,300). The outstanding amount due to related party – Kelitai - was nil as of January 31, 2015.

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

Sanhe leases its principal office, factory and dormitory from LuckSky Group in Sanhe City, Hebei Province. LuckSky Group is owned by Zhou Deng Rong, our former CEO and Zhou Jian, our General Manager and Chairman of the Board. The space in the office, factory and dormitory being leased are 1296, 5160 and 1200 square meters, respectively. The office and factory space are leased for a rent of $113,492 (RMB 697,248) per year and the dormitory is leased for a rent of $21,095 (RMB 129,600) per year. The leases expire in April 30, 2024 and are subject to renewal with a prior two-month written notice. LuckSky Group is in the process of obtaining the land use approval and ownership certificate of the leased building. The outstanding amounts due to related parties for real property leases were $99,230 as of January 31, 2015.

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

Sanhe also leases a second factory and office in Sanhe City from Sanhe Dong Yi Glass Machine Company Limited, which is owned by Zhou Deng Rong. A portion of this facility is currently used by Sanhe to demonstrate its products but the facility is primarily intended as a backup to the first facility in Sanhe City and/or for expansion. The factory and office are 4,748.96 square meters. The rent paid by Sanhe for the factory and the office is RMB1,306,500 per year. The lease provides that after 30 years, Sanhe will obtain ownership of the property for no additional payment. As of January 31, 2015 and July 31, 2014, the rental fee accrued but unpaid under the leases from LuckSky Group and Sanhe Dong Yi were $248,618 and $85,795, respectively.

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

Since inception, the Company’s shareholders have paid several employees’ salaries on behalf of the Company. As of January31, 2015 and July 31, 2014, the amount due to shareholders was $18,834 and $18,934, respectively. The Company promised to pay this debt once we have sufficient cash flow.

From time to time, the Company receives advances from its directors and other related parties. As of January 31, 2015 and July 31, 2014, the Company received $431,852 and $430,928 from its directors, respectively. While amounts due to other related parties amounted to $667,643 and $3,080,147 as of January 31, 2015 and July 31, 2014, respectively. The Company used the funds for its operations. These advances are due on demand, unsecured and non-interest bearing.

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

The outstanding amount was $45,227 and $22,098 as of January 31, 2015 and July 31, 2014, respectively.

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

NOTE 10 - INCOME TAXES

United States

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at January 31, 2015 and July 31, 2014 as follows:

	January31, 2015	July 31, 2014
Deferred tax assets:
Net operating losses	$232,033	$170,552

Total deferred tax assets	232,033	170,552
Less: valuation allowance	(232,033)	(170,552)

Deferred tax assets, net	$-	$-

As of January 31, 2015, for U.S. federal income tax reporting purposes, the Company has approximately $682,451 of unused net operating losses (“NOLs”) available for carry forward to future years. The benefit from the carry forward of such NOLs will begin expiring during the year ended July 31, 2029. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

Hong Kong

The Company’s subsidiaries established in HKSAR are subject to Hong Kong Profits Tax. However, these subsidiaries did not earn any income derived in Hong Kong from its date of incorporation to January 31, 2015, and therefore were not subject to Hong Kong Profits Tax.

PRC

The Company’s subsidiaries established in PRC are subject to income tax rate of 25%.

1)	Luck Sky Shenzhen

As of January 31, 2015, Luck Sky Shenzhen had $15,244 in net operating loss carry forwards available to offset future taxable income. Net operating losses can generally be carried forward by five years in PRC. However, there is no foreseeing profit for Luck Sky Shenzhen, so we made 100% valuation allowance.

2)	Sanhe

As of January 31, 2015, Sanhe had $817,513 in net operating loss carry forwards available to offset future taxable income. Net operating losses can generally be carried forward by five years in PRC. As a result, we recognized deferred tax asset of $267,509 and $113,392 as of January 31, 2015 and July 31, 2014, respectively.

NOTE 11. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of January 31, 2015 and July 31, 2014, the Company has a capital commitment of $25,171,043 and $27,777,872, respectively.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory as of January 31, 2015 are payable as follows:

Year ending July 31, 2015	170,681
Year ending July 31, 2016	341,363
Year ending July 31, 2017	341,363
Year ending July 31, 2018	341,363
After 2018	6,143,972
Total	$7,338,742

Rental expense of the Company for the six months ended January 31, 2015 and 2014 were $67,134 and $2,133, respectively.

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

Certain Chinese investors purchased the right to receive shares of common stock in a Hong Kong entity with were to be exchanged for stock in a United States entity that would /that would own rights to the compressed air storage technology. Shares in LuckSky (Hong Kong) Shares Limited were issued and then a total of 150,000,000 shares of common stock of the Company were issued upon the merger of LuckSky (Hong Kong) Shares Limited into the Company in September 2013. Allegations have been made by journalists that certain misrepresentations were made by sales agents to such investors, including an alleged representation that they were receiving stock in the Company which owned the business of Sanhe and which shares would be listed on a national securities exchange. As a result of the Company’s acquisition of Sanhe, such investors now own stock in the Company, which controls the business of Sanhe through the VIE Agreements and is the licensee of the air compression energy technology. Allegations have also been made that sales agents improperly sold such securities.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

LuckSky Group was established in 2000 by Zhou Deng Rong after he obtained a series of patents and developed the air compression and related technology. Sanhe was established in July 2013 and was under common control with LuckSky Group. Since inception, Sanhe served as a distributor of products of the LuckSky Group and its subsidiaries.

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

Results of Operations

We have not incurred any revenue for the six months ended January 31, 2015 and 2014, as we have just started our business, and no construction projects were completed as of January 31, 2015. Hence, no revenue was recognized per our revenue recognition policy, completed contract method. The related costs incurred on the ongoing projects were classified as construction in progress under inventory.

For the six months ended January 31, 2015, we have incurred total operating expenses in the amount of $741,971, which mainly comprises selling expenses of $10,660, professional fees totaling $268,647, and general and administrative expenses totaling $462,664. For the six months ended January 31, 2014, we incurred total operating expenses in the amount of $213,196 which mainly comprises professional fees totaling $98,900, and general and administrative expenses totaling $114,296. The increase in operating expenses from 2014 to 2015 is due to increased amounts of professional fees and administrative expenses related to public reporting and the acquisition of Sanhe.

For the three months ended January 31, 2015, we incurred total operating expenses in the amount of $396,920 which mainly comprised selling expenses of $5,325, professional fees totaling $153,849 and general and administrative expenses totaling $237,746. For the three months ended January 31, 2014, we incurred total operating expenses in the amount of $96,814, which mainly comprised of professional fees totaling $29,784, and general and administrative expenses totaling $67,030. The increase in operating expenses from 2014 to 2015 is due to increased amounts of professional fees and administrative expenses related to public reporting and the acquisition of Sanhe.

We incurred total operating expenses in the amount of $1,669,496 from inception on September 2, 2008 through January 31, 2015. These operating expenses were comprised of selling expenses of $16,139, professional fees totaling $672,384 and general and administrative expenses totaling $980,973.

We have not incurred any expenses for research and development from inception through January 31, 2015. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception. The Company has a certain deferred tax asset that is available to offset against future taxable income.

Liquidity and Capital Resources

As of January 31, 2015, we had a cash balance of $420,917. During the six months ended January 31, 2015, net cash generated from operating activities totaled $2,400,790. Net cash used in investing activities totaled $47,790. Net cash repaid for financing activities during the period totaled $2,357,083. The resulting change in cash for the period was a decrease of $135,871, which was primarily due to cash outflow for the purchase of inventory, acquiring raw material, incurring costs and deposits in the ongoing projects, purchasing property and equipment, decrease in the amount due to related parties and increase in the amount other current assets, albeit the cash inflow from advance billings on contracts.

As of January 31, 2014, we had a cash balance of $228,900. During the six months ended January 31, 2014, net cash used in operating activities totaled $300,137. Net cash used in investing activities totaled $2,593,965. Net cash provided by financing activities during the period totaled $1,484,170. The resulting change in cash for the period was a decrease of $1,411,117, which was primarily due to cash outflow for the purchase of property and equipment, albeit the cash inflow from advance billings on contracts and amount due to related parties.

As of January 31, 2015, we had current liabilities of $21,034,176, which was mainly comprised of advance billings on contracts of $19,244,792, amount due to related parties of $667,643, current capital lease obligations of $54,464, capital lease interest payable to related parties of $126,806, accounts payable and accrued liabilities of $489,785 and amount due to directors of $431,852. As of July 31, 2014, we had current liabilities of $15,748,499, which was mainly comprised of advance billings on contracts of $11,831,607, amount due to related parties of $3,027,605, current capital lease obligations of $31,022, capital lease interest payable to related parties of $52,542, accounts payable and accrued liabilities of $355,861 and amount due to directors of $430,928.

We had a non-current liabilities balance of $2,687,509 as of January 31, 2015, compared with $2,718,106 as of July 31, 2014.

We had net assets of $8,170,744 and $8,878,530 as of January 31, 2015 and July 31, 2014, respectively.

On July 18, 2013, Sanhe borrowed $1,242,198 (RMB 7,722,000), pursuant to a loan agreement with Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group, which is owned by Zhou Deng Rong. The loan is interest free, and matures on December 31, 2014. Of the principal amount of this loan, RMB 5,233,000 was initially paid by LuckSky Group to a third party supplier to purchase equipment that was later transferred to Sanhe. The remaining loan was used to purchase equipment necessary for producing components of compressed air energy storage power generators. As of January 31, 2015, Sanhe has repaid the loan from prepayment received from customers for its projects.

There were no projects completed as of January 31, 2015. In the course of developing such projects, we continue to sustain losses and have not generated any revenues. We expect to finance operations primarily through non-interest bearing loans from the Company’s directors and progress billings on the ongoing projects. Amounts due to related parties declined to $667,643 as of January 31, 2015 from $3,027,605 as of July 31, 2014. We estimate that our cash and cash equivalents and projected cash receipts from operations are sufficient to fund operations for the next six months. When additional funds become required, the additional funding may come from equity financing from the sale of our common stock, but there can be no assurance that such financing will be available on acceptable terms. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

As of January 31 2015, we have signed five project contracts and four of them are in process. One of the three projects in Shandong province commenced operations in February 2015 and the other two projects are expected to commence operations in March 2015. The project in Hubei province is expected to commence operation in May 2015.We are negotiating to terminate the project in Sichuan province. We are dependent on these four projects for all our projected revenue until we obtain additional customers and any material delay or reduction in the projected cash receipts will adversely affect our operations. While we expect to generate revenue on the completion of our projects to meet the liquidity and capital resources of our operations, delayed receipts may cause going concern issues.

Sanhe signed a supplemental agreement with Shandong Thaidai Photovoltaic Technology Co., Ltd., the supplier of Shandong Binzhou project in January 2015. The Company paid a deposit of $1,623,843 (RMB 10,000,000) to third party Ni Baofeng, who is the guarantor of Sanhe’s obligations under the agreement with Shandong Thaidai. In order to help assure Sandong Thaidai’s fulfillment of its supply obligations and to facilitate completion of the project, Ni Baofeng agreed to not release the RMB10,000,000 to Shandong Thaidai without the consent of Sanhe.

The Company has incurred losses since its inception resulting in an accumulated deficit of $1,528,903 as of January 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to:

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of January 31, 2015 and July 31, 2014.

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

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. For public business entities, those amendments are effective for annual reporting periods beginning after March 16, 2015, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.The Company adopted this ASU as early application for the financial statements of the period from July 8, 2013 (inception) to December 31, 2013.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Acting Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2014, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
10.15	Agreement dated January 4, 2015 by and between Sanhe Xiangtian Electric Engineering Co., Ltd. and Shandong Thaidai Photovoltaic Technology Co., Ltd. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act. (Filed herewith)

31.2	Certification of Acting Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act. (Filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Zhiqi Zhang, Chief Executive Officer. (Filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Roy Thomas Phillips, Acting Chief Financial Officer. (Filed herewith)

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

Date: March 16, 2015

