Form 10-K/A
period 2014-07-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2015-04-24
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act. Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act. Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

2

In response to the comments of the staff of the Division of Corporation Finance of the Securities and Exchange Commission set forth in a letter, dated March 12, 2015, we are filing this Amendment No. 1 on Form 10-K/A to make the following revisions to our Annual Report on Form 10-K for the fiscal year ended July 31, 2014 as originally filed with the Securities and Exchange Commission on November 20, 2014 (the “Original Form 10-K”): (i) deleting the reference to the statutory safe harbors under Part I, Special Note Regarding Forward-Looking Statements; (ii) providing additional information regarding renewal provisions of certain variable interest agreements under Item 1 – Business – Acquisition of Sanhe, (iii) deleting the projected cash receipts from two projects under Liquidity and Capital Resources under Part I, Item 7. Management’s Discussion and Analysis; (iv) updating the business experience of Mr. Zhang Zhiqi, our Chief Executive Officer, under Part III, Item 10. Directors and Executive Officers of the Registrant, and Corporate Governance, (iv) adding disclosure regarding compensation under Part III, Item 11- Executive Compensation and iv) updating the description of the services provided by Bezalel International LLC (USA) and disclosing other related party transactions under paragraph 1 and Part III, Item 13. Interested Person Transactions. Underlying agreements for the transactions disclosed under Part III, Item 13. Interested Person Transactions are attached as exhibits 10.17, 10.18, 10.19, 10.20, 10.21. The agreements that were previously attached as exhibits 10.14 and 10.16 are re-filed to correct a translating error. We have also updated the signature page, the certifications of our Chief Executive Officer and Principal Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.

No other sections were affected, but for the convenience of the reader, this report on Form 10-K/A restates in its entirety, as amended, our Original Form 10-K. This report on Form 10-K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

Xiangtian (USA) Air Power Co., Ltd.

FORM 10-K

For the Year Ended July 31, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.

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

Acquisition of Sanhe

On July 25, 2014, prior to the Acquisition, Sanhe and Luck Sky Shen Zhen and Sanhe’s current shareholders entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Sanhe became Luck Sky Shen Zhen’s contractually controlled affiliate. The purpose and effect of the VIE Agreements is to provide Luck Sky Shen Zhen (our indirect wholly-owned subsidiary) with all of the management, control and net profits of Sanhe. While Luck Sky Shen Zhen does not actually own any of the equity and shares in Sanhe, the purpose and effect of the VIE Agreements is to instill in Luck Sky Shen Zhen, the Company’s indirect wholly-owned subsidiary, total management and voting control of Sanhe for all material purposes. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government.

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

 The Framework Agreement and the Exclusive Management Agreement have initial terms of ten years but each contain a renewal provision that allows Luck Sky Shen Zhen to extend the term of such agreements at its sole option by written notice with no limitation as to such extensions. The other agreements are of unlimited duration.

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
Factory
Energy from generator goes to inverter/Converter
Energy from solar panels Goes to inverter/Converter
Excess electricity is sold to National Grid
Compressed Air Engine
Engine turns generator to create electricity
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

Market Information

Since June 28, 2010, our shares have been listed for trading on the OTCQB Market (OTCQB). Our stock symbol is GOAS. The following table shows the high and low prices of our common shares on the OTCQB for each quarter within the last two fiscal years.

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

We anticipate having sufficient cash flow to fund our operations. Upon completion of our projects in Shandong and Hubei provinces, we anticipate having sufficient cash flow to fund our operations. The projects in Shandong and Hubei provinces are expected to commence operations in March 2015 and May 2015, respectively. We are dependent on these two projects for all our projected revenue until we obtain additional customers and any material delay or reduction in the projected cash receipts will adversely affect our operations. While we expect to generate revenue on the completion of our first project to meet the liquidity and capital resources of our operations, this is subject to our ability to collect the funds in a timely manner.

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

Zhiqi Zhang has served as our Chief Executive Officer since July 29, 2014 . Mr. Zhang has approximately 22 years’ experience in the legal industry. Mr. Zhang worked as an attorney at Heibei Jianan Law Firm from 2008 through July 31, 2014, when he ceased all operational activities at the firm, but has kept his attorney position at the firm while he works full time for the Company. Heibei Jianan Law Firm, has served as the Company’s outside general counsel since May 2013 and the outside general counsel for Sanhe City Lucksky Electrical Engineering Co., Ltd. since January 2014 . Between 2000 and 2008, Mr. Zhang was an attorney at Hebei Landao Law Firm. From 1992 to 2000, Mr. Zhang was an attorney at Heibei Chengde Second Law Firm.

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

Roy Thomas Phillips has served as our Chief Operating Officer and Acting Chief Financial Officer since July 29, 2014 and as a consultant since June 2013. From October 2009 to the present, Mr. Phillips directed the business development of clients who’s operations were typically based in China and worked as a consultant to the U.S. Federal government in international development programs in S.E. Asia and Africa, Between October 2006 and October 2009, Mr. Phillips served as the Operations Compliance Director at Jilin Eagle College, a regional college based in China, where he directed its business development and recruitment of teachers From June 2004 to October 2006, Mr. Phillips served as the Senior Vice President of Compliance of a full service broker dealer where he was responsible for the nationwide compliance program. From February 2002 to June 2004, Mr. Phillips served as the Vice President at Union Bank of California, a bank trust company, where he was in charge of four main departments that were responsible for the daily trading of over $4 billion in assets.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Zhou Deng Rong	2014	-	-	-	-	-	-
Former CEO, CFO and Director	2013	-	-	-	-	-	-

Zhou Jian	2014	-	-	-	-	-	-
General Manager and Director	2013	-	-	-	-	-	-

Zhou Deng Hua	2014	-	-	-	-	-	-
Vice General Manager And Director	2013	-	-	-	-	-	-

Zhiqi Zhang	2014	-	-	-	-	-	-
CEO

Roy Thomas Phillips	2014	-	-	-	-	-	-
Chief Operating Officer and Acting Chief
Financial Officer (1)

(1)	Mr. Phillips received no compensation for his duties as Acting Chief Financial Officer during the fiscal year ended July 31 2014. He was appointed Acting Chief Financial Officer on July 29, 2014. Fiduciary Consultants, an entity in which Mr. Thomas is a principal, received $546,859 through June 22, 2014 from Bezalel International LLC (USA), a consulting firm that is not affiliated with the Company, for advisory services to LuckySky Group, an affiliate of the Company.

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

CHANGES OF CONTROL

There are currently no arrangements which would result in a change in control of us

ITEM 13.          Certain Relationships and Related Transactions, and Director Independence

INTERESTED PERSON TRANSACTIONS.

Bezalel International LLC (USA) (“Bezalel”) and Beijing LuckSky Oriental Power Engineering LLC (“Beijing LuckSky”), a subsidiary of LuckSky Group, executed a consulting agreement (the “2013 Bezalel Agreement”) on May 22, 2013 for Bezalel to provide the LuckSky Group with consultancy services and Beijing LuckSky agreed to pay for the services at the rate of $500 per hour for a term of 18 months. The consulting services included substantial advice regarding the reorganization and development strategy of LuckSky Group and transfer of business and related assets to Sanhe. Between August 1, 2013 and June 22, 2014, when a new consulting agreement was signed, Beijing LuckSky made payments under the consulting agreement of $1,144,053. Of such amount, $546,859 was paid during this period to Fiduciary Consultants, an entity in which Roy Thomas Phillips is the principal, and which served as a subcontractor to Bezalel and assisted in providing these services. Mr. Phillips had become Acting Chief Financial Officer of the Company on July 29, 2014, for which he received no compensation.

On June 22, 2014, LuckSky Group and Bezalel entered into a new consulting agreement with a term of one year to replace the 2013 Bezalel Agreement. Pursuant to the new consulting agreement, Bezalel agreed to provide similar advisory services to LuckSky Group, including planning for LuckSky Group to go public. Under the agreement, Bezalel recieved $120,000 after August 1, 2014, of which $100,000 as paid to Fiduciary Consultants.

On July 18, 2013, Sanhe borrowed $1,242,198 (RMB 7,722,000) pursuant to a loan agreement with Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group, which is owned by Zhou Deng Rong. The loan is interest free, and matures on December 31, 2014. Of the principal amount of this loan, RMB 5,233,000 was initially paid by LuckSky Group to a third party supplier to purchase equipment that was later transferred to Sanhe. The remaining loan was used to purchase equipment necessary for producing components of compressed air energy storage power generators.

On April 1, 2014, LuckSky Group loaned Sanhe $483,830 (RMB 3,000,000). The loan was interest free, and would have matured on December 31, 2014. In July 2014, Sanhe paid RMB 2,000,000 to LuckSky Group. The outstanding balance as of July 31, 2014 was $160,864.81 (RMB 1,000,000), which was paid in August 2014.

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

As of the end of the fiscal year ended July 31, 2014, Zhou Jian has prepaid expenses for Xiangtian HK in the total amount of $410,159.49, and Zhou Dengrong has prepaid expenses for the Company in the total amount of $354,112.46. There are no agreements for such prepayments.

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

(b) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 25, 2012 by and between Goa Sweet Tours Ltd. and Xiangtian (USA) Air Power Co., Ltd. (previously filed with Current Report on 8-K on August 4, 2014)

2.2	Certificate of Ownership and Merger dated May 29, 2012 (previously filed with Current Report on 8-K on May 29, 2012)

2.3	Common Stock Purchase Agreement dated May 30, 2014 by and among the Registrant, Luck Sky (Hong Kong) Aerodynamic Electricity Limited and Zhou Jian (previously filed with Current Report on 8-K on June 9, 2014)

2.4	Common Stock Purchase Agreement dated July 25, 2014 by and among the Registrant, Zhou Deng Rong and Zhou Jian (previously filed with Current Report on 8-K on May 29, 2012)

3.1	Articles of Incorporation of the Registrant (previously filed with Form S-1 Registration Statement on September 18, 2009)

3.2	By-laws of the Registrant (previously filed with Form S-1 Registration Statement on September 18, 2009)

3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant dated August 14, 2013 ( previously filed with Current Report on 8-K on August 20, 2013)

10.1	Framework Agreement on Business Cooperation dated July 25, 2014 by and between Luck Sky Shen Zhen and Sanhe (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.2	Exclusive Option Agreement dated July 25, 2014 by and among Luck Sky HK, Luck Sky Shen Zhen, Zhou Deng Rong, Zhou Jian and Sanhe (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.3	Exclusive Management, Consulting and Training and Technical Service Agreement dated July 25, 2014 by and between Luck Sky Shen Zhen and Sanhe (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.4	Equity Pledge Agreement dated July 25, 2014 by and among Luck Sky Shen Zhen, Zhou Deng Rong, Zhou Jian, and Sanhe (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.5	Know-How Sub-License Agreement dated July 25, 2014 by and between Luck Sky Shen Zhen and Sanhe (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.6	Power-of-Attorney dated July 25, 2014 issued by Zhou Deng Rong and Zhou Jian to Luck Sky Shen Zhen (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.7	Licensing Agreement dated July 25, 2014 by and among Zhou Deng Rong, Zhou Jian and Luck Sky Shen Zhen (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.8	Licensing Agreement dated July 25, 2014 by and between LuckSky Group and Luck Sky Shen Zhen (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.9	Project Transfer Agreement dated February 28, 2014 by and between Sanhe and Deyang Zhenlin Technology Co., Ltd. (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.10	Project Transfer Agreement dated April 18, 2014 by and between Sanhe and Bing Zhou Xin Tuo Natural Energy Electrical Engineering Limited (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.11	Project Transfer Agreement dated April 25, 2014 by and between Sanhe and Xianning Xiangtian Air Energy Electric Company (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.12	Lease Agreements dated May 1, 2014 by and between Sanhe and LuckSky Group (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.13	Lease Agreement dated April 1, 2014 by and between Sanhe and Sanhe Dong Yi (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.14	Consulting Agreement between Beijing Luck Sky Oriental Power Engineering LLC and Bezalel International LLC dated May 22, 2013*

10.15	Amendment to Project Transfer Agreement dated April 18, 2014 between Sanhe and Bing Zhou Xin Tuo Natural Energy Electrical Engineering Limited (translated to English) (previously filed with Current Report on 10-K on November 20, 2014)

10.16	Amendment to Project Transfer Agreement dated April 25, 2014 between Sanhe and Xianning Xiangtian Air Energy Electric Company*

10.17	Consulting Agreement between Xiangtian (USA) Air Power Co., Ltd. and Bezalel International LLC dated June 22, 2014*

10.18	Equipment Transfer Contract dated May 19, 2014 between Sanhe and Xiangtian Kelitai*

10.19	Loan Agreement dated July 18, 2013 between Sanhe and Xiangtian Kelitai, pursuant to which Sanhe borrowed RMB 7,722,000 from Xiangtian Kelitai*

10.20	Loan Agreement dated April 1, 2014 between Sanhe and LuckSky Group, pursuant to which Sanhe borrowed RMB 3,000,000 from LuckSky Group*

10.21	Inventory Transfer Agreement dated April 30, 2014 between Sanhe and Xiangtian Kelitai*
21.1	List of Subsidiaries (previously filed with Current Report on 8-K on August 4, 2014)

31.1 and 31.2	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act. (Filed herewith)

32.1 and 32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Zhiqi Zhang, Principal Executive Officer and Principal Financial Officer (Filed herewith)

99.1	Press release dated January 20, 2010 by the Company. (Filed with the Commission on Form 8-K dated January 20, 2010).

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

XIANGTIAN (USA) AIR POWER CO., LTD.

Date: April 24, 2015	By:	/s/ Zhiqi Zhang
	Name:	Zhiqi Zhang
	Title:	Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

XIANGTIAN (USA) AIR POWER CO., LTD.

(Registrant)

/s/ Zhou Jian
Zhou Jian
Director
Date: April 24, 2015

/s/ Zhou Deng Hua
Zhou Deng Hua
Director
Date: April 24, 2015

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

Hong Kong

The Company’s subsidiaries established in HKSAR are subject to Hong Kong Profits Tax. However, these subsidiaries did not earn any income derived in Hong Kong from its date of incorporation to July 31, 2014, and therefore were not subject to Hong Kong Profits Tax.

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

