Form 10-Q/A
period 2014-10-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2015-04-24
CIK 1472468

\

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

EXPLANATORY NOTE

In response to the comments of the staff of the Division of Corporation Finance of the Securities and Exchange Commission set forth in a letter, dated March 12, 2015, we are filing this Amendment No. 1 on Form 10-Q/A to amend the following item of our Quarterly Report on Form 10-Q for the quarter ended October 31, 2014 as originally filed with the Securities and Exchange Commission on December 18, 2014 (the “Original Form 10-Q”): Item 4. Controls and Procedures in Part I. We have also updated the signature page, the certifications of our Chief Executive Officer and Principal Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.

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

As of October 31, 2014, Luck Sky Shenzhen had $ $11,933 in net operating loss carry forwards available to offset future taxable income. Net operating losses can generally be carried forward by five years in PRC. However, there is no foreseeing profit for Luck Sky Shenzhen, so we made 100% valuation allowance.

2)	Sanhe

As of October 31, 2014, Sanhe had $579,117 in net operating loss carry forwards available to offset future taxable income. Net operating losses can generally be carried forward by five years in PRC. As a result, we recognized deferred tax asset of 193,197 and $113,392 as of October 31, 2014 and July 31, 2014, respectively.

 NOTE 11. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of October 31, 2014and July 31, 2014, the Company has a capital commitment of $28,056, 451 and $27,777,872, respectively.

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

Item 4 — Controls and Procedures

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

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Acting Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2014, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1 and 31.2	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act. (Filed herewith)

32.1 and 32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Zhiqi Zhang, Chief Executive Officer and Acting Chief Financial Officer . (Filed herewith)

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
Chief Executive Officer Acting Chief Financial Officer
(Principal Executive Officer) (Principal Accounting Officer)

Date: April 24, 2015

