Form 10-Q
period 2015-04-30
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2015-06-22
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 333-161997

XIANGTIAN (USA) AIR POWER CO., LTD.

(Exact name of registrant as specified in its charter)

DELAWARE	98-0632932
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization)

9841 Washingtonian Blvd, Suite 213

Gaithersburg MD 20878

(Address of principal executive offices)

001 240-252-1578

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

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 531,042,000 shares of common stock, $0.001 par value outstanding at June 15, 2015. The registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Xiangtian (USA) Air Power Co., Ltd.

Condensed Consolidated Balance Sheets

(Stated in US Dollars)

	April 30, 2015	July 31, 2014
	(Unaudited)	(Audited)

Current assets
Cash and cash equivalence	$491,657	$556,788
Accounts receivable	806,218	-
Other receivables	350,283	23,791
Advances to suppliers	5,523,978	7,490,564
Due from related parties	403,109	-
Inventory	2,175,714	1,781,653
Deferred tax asset	298,171	111,844
Other current asset	3,847,728	1,146,785
Total current assets	$13,896,858	$11,111,425

Non-current assets
Property, plant and equipment, net	$7,793,240	$6,779,256
Deposit for property, plant and equipment	90,941	1,590,581
Total non-current assets	7,884,181	8,369,837

Total assets	$21,781,039	$19,481,262

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$2,573,237	$355,861
Amount due to shareholders	18,978	18,934
Capital lease interest payable to related parties	172,611	52,542
Capital lease obligations – current	63,248	31,022
Amount due to director	417,776	430,928
Advances from related parties	690,316	3,027,605
Advance from customers	264,510	120,649
Billings in excess of costs	6,663,850	3,847,085
Total current liabilities	10,864,526	7,884,626

Non-current liabilities
Capital lease obligations - non-current	2,699,814	2,718,106
Total non-current liabilities	2,699,814	2,718,106

Total liabilities	$13,564,340	$10,602,732

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding		-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 531,042,000 shares issued and outstanding as of April 30, 2015 and July 31, 2014	531,042	531,042
Additional paid-in capital	9,206,175	9,201,675
Deficit accumulated	(1,553,110)	(862,211)
Accumulated other comprehensive gain	32,592	8,024
Total stockholders’ equity	8,216,699	8,878,530
Total liabilities and stockholders’ equity	$21,781,039	$19,481,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

Condensed Consolidated Statement of Operations and Comprehensive Loss

(Stated in US Dollars)

(Unaudited)

	For the Three Months Ended April 30, 2015	For the Three Months Ended April 30, 2014	For the Nine Months Ended April 30, 2015	For the Nine Months Ended April 30, 2014
Revenue	1,133,522	-	1,133,522	-

Cost of sales	$938,674	$-	$938,674	$-

Sales Tax	3,117		3,117

Gross profit	$191,731	$-	$191,731	$-

Operating expenses:
Selling expenses	5,731	-	16,391	-
General and administrative expenses	187,067	153,049	918,378	366,244
Loss from operations	192,798	153,049	934,769	366,244

Net gain (loss) from operations	(1,067)	(153,049)	(743,038)	(366,244)

Other (expense) income:
Interest (expense) income	(44,178)	(200)	(126,879)	383
Other expenses	-	-	(90)	-
Foreign exchange gain (loss)	491	-	(12)	-
Total other (expense) income, net	(43,687)	(200)	(126,981)	383

Net loss before taxes	$(44,754)	(153,249)	$(870,019)	(365,861)

Income tax benefit	20,548	27,857	179,120	38,261

Net loss	$(24,206)	(125,392)	$(690,899)	(327,600)

Foreign currency translation adjustment	68,662	(72,225)	24,568	(59,981)

Comprehensive gain (loss)	44,456	(197,617)	(666,331)	(387,581)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	531,042,000	258,000,000	531,042,000	207,633,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

Condensed Consolidated Statements of Cash Flows

  (Stated in US Dollars)

(Unaudited)

	For the Nine Months Ended April 30, 2015	For the Nine Months Ended April 30, 2014
Cash flows from operating activities:
Net loss	$(690,899)	$(327,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	310,560	-
Deferred tax asset	(185,177)	(38,261)
Rent contributed by shareholders as paid-in capital	4,500	4,500
Changes in operating assets and liabilities:
Accounts receivable	(808,753)	-
Other receivables	(327,150)	(118,931)
Prepayment	2,089,024	-
Inventory	(367,649)	-
Due from related party	(404,376)	(2,289)
Other current asset	(2,713,042)	-
Accounts payable and accrued liabilities	2,265,143	(6,335,552)
Billings in excess of costs	2,765,916	-
Other payables and tax payables	277,548	13,035
Advance from customers	142,441	596,717
Capital lease interest payable to related parties	119,631	-
Amount due to related parties	(2,336,613)	-
Net cash provided by (used in) operating activities	141,104	(6,208,381)

Cash flows from investing activities:
Purchase of property and equipment	(64,505)	(3,568,514)
Net cash used in investing activities	(64,505)	(3,568,514)

Cash flows from financing activities:
Repayment of advances from related parties	-	1,969,738
Advances from director	(13,031)	14,974
Capital contribution from shareholders	-	6,413,031
Net cash (used in)/provided by financing activities	(13,031)	8,397,743

Effect of exchange rate change on cash	(128,699)	122,618

Net change in cash and cash equivalents	(65,131)	(1,256,535)

Cash and cash equivalents - beginning of period	556,788	1,640,007

Cash and cash equivalents - end of period	$491,657	$383,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

Notes to Condensed Consolidated Financial Statements

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

On May 25, 2012, the Company formed a wholly-owned subsidiary corporation under the laws of the State of Delaware called Xiangtian (USA) Air Power Co., Ltd. ("Merger Sub").

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

Merger with LuckSky (Hong Kong) Shares Limited

On September 5, 2013, the Company entered into a business combination by means of merger of LuckSky (Hong Kong) Shares Limited (“HK Shares”), a Hong Kong corporation, for 250,000,000 shares of common stock of the Company. Prior to the merger, HK Shares had no liabilities and nominal assets. On September 23, 2013, the Company issued 250,000,000 shares of common stock to the shareholders of HK Shares. In exchange, the Company acquired 250,000,000 shares, with USD $0,001 par value, of HK Shares, which constituted all of the issued and outstanding shares of HK Shares, from the shareholders of HK Shares for the purpose of merging HK Shares into the Company. The Company has reflected the merger of entities under common control at historical cost and accordingly, there was no change to the carrying value of its assets or liabilities.

The Company has submitted the application form to relevant government department in Hong Kong to cancel HK Shares and expects such cancellation to be effective before July 2015. Since the merger was between related parties, the interest in the entity was recorded at historical cost.

Acquisition of Sanhe City Lucksky Electrical Engineering Co., Ltd.

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

The following financial statement amounts and balances of the VIE, which is established on August 6, 2014, were included in the accompanying consolidated financial statements as of April 30, 2015 and July 31, 2014 and for the nine months ended April 30, 2015 and 2014, respectively:

	April 30, 2015	July 31, 2014
Total assets	$21,401,700	$17,666,510
Total liabilities	12,621,604	8,821,079

	For the nine months	For the nine months
	Ended	ended
	April 30, 2015	April 30, 2014

Net loss	$559,947	$327,085

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

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•        Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•        Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•        Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of April 30, 2015 and July 31, 2014.

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

Costs in Excess of Billings:

Costs in excess of billings represent unbilled amounts earned and reimbursable under contracts. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. Generally, such unbilled amounts will be billed and collected over the next twelve months. There was no cost in excess of billings for the periods ended April 30, 2015 and July 31, 2014.

Billings in Excess of Costs:

Billings in excess of costs is comprised of cash collected from customers and billings to customers on contracts in advance of work performed, including advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months.

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

Revenue Recognition

Sales of power generation system in conjunction of system installation are recognized under accounting for construction-type contracts, using the completed contract method because reliable estimates are not available for the costs and efforts necessary to complete the construction. Accordingly, revenue is recognized upon the completion of the construction, provided persuasive evidence of an arrangement exists, title and risk of loss has transferred, the fee is fixed and determinable, and collection is reasonably assured. We provide for any loss that we expect to incur on these contracts when that loss is probable.

Warranty and Returns

The Company generally provides limited warranties for work performed under its contracts. The warranty periods typically extend for a limited duration following substantial completion of the Company's work on a project. At the time a sale is recognized, we record estimated future warranty costs. Such estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts. The warranty cost is estimated based on our experience with the type of work and any known risks relative to the project and was not material during the periods ended April 30, 2015 and 2014.

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

For the purpose of presenting these financial statements of subsidiaries in PRC, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 6.2018 and 6.2164 as of April 30, 2015 and July 31, 2014, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 6.1824 and 6.1168 for the nine months ended April 30, 2015 and April 30, 2014. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

For the purpose of presenting these financial statements of subsidiaries in Hong Kong, PRC, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 7.7513 and 7.7497 as of April 30, 2015 and July 31, 2014, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 7.7540 and 7.7556 the nine months ended April 30, 2015 and April 30, 2014, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Earnings (loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share exclude all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at April 30, 2015 or April 30, 2014.

Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity.

Recent Accounting Pronouncements

In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $1,553,110 as of April 30, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – INVENTORIES

Inventories consist of the following:

	April 30,	July 31,
	2015	2014
Raw materials	$295,539	$115,839
Accessory parts	899,252	635,708
Contracts work in process	980,923	1,030,106
Total	$2,175,714	$1,781,653

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	April 30,	July 31,
	2015	2014
Machinery equipment	$5,281,800	$3,997,506
Computer and office equipment	56,630	59,316
Vehicle	74,205	38,558
Property under capital lease	2,763,062	2,756,573
Total property, plant and equipment	8,175,697	6,851,953
Less: accumulated depreciation	(382,457)	(72,697)
Total	$7,793,240	$6,779,256

Total depreciation expenses for the nine months ended April 30, 2015 and 2014 were $310,560 and $0, respectively. Depreciation relating to Contract work in progress for the nine months ended April 30, 2015 and 2014 were $189,241 and $0, respectively, and depreciation relating to general and administrative expenses for the nine months ended April 30, 2015 and 2014 were $121,321 and $0, respectively.

NOTE 6 – BILLINGS IN EXCESS OF COSTS

Billings in excess of costs consist of the following:

	April 30, 2015	July 31, 2014
Costs incurred on uncompleted contracts	$16,716,459	$7,863,873

Billings to date	(23,380,309)	(11,710,958)

	$(6,663,850)	$(3,847,085)

Included in the accompanying balance sheets as follows:
Costs in excess of billings on uncompleted contracts	$-	$-
Billings on uncompleted contracts in excess of costs	(6,663,850)	(3,847,085)

	$(6,663,850)	$(3,847,085)

NOTE 7 - RELATED PARTY TRANSACTIONS

Due from related parties

On April 25, 2015, Sanhe entered into a loan agreement with Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group, which is owned by Zhou Deng Rong, former CEO and Sanhe’s former general manager and former majority shareholder of the Company, with a total amount of $507,917 (RMB3,150,000). The loan is unsecured and matures on December 31, 2015. If the loan is not fully repaid on the maturity date, Sanhe will be entitled to receive an interest at 5% per annum. As of April 30, 2015, the outstanding principal on the loan was $403,109.

Due to related parties

On July 25, 2014, prior to the Acquisition, Sanhe and Luck Sky Shen Zhen and Sanhe’s shareholders entered into a series of VIE Agreements, pursuant to which Sanhe became Luck Sky Shen Zhen’s contractually controlled affiliate. The VIE Agreements include the Framework Agreement on Business Cooperation, the Exclusive Management, Consulting and Training and Technical Services Agreement, the Exclusive Option Agreement, the Equity Pledge Agreement, the Know-How Sub-License Agreement and the Power-of-Attorney. The purpose and effect of the VIE Agreements is to provide Luck Sky Shen Zhen (the Company’s indirect wholly-owned subsidiary) with all of the management and control of Sanhe and all of its net income. While Luck Sky Shen Zhen does not actually own at present any of the equity and shares in Sanhe, the purpose and effect of the VIE Agreements is to instill in Luck Sky Shen Zhen total management and voting control of Sanhe for all material purposes. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government.

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

On July 25, 2014, Luck Sky Shen Zhen granted Sanhe an exclusive sublicense with respect to the use of the Technology for commercial and residential buildings, but not for other uses, including wind towers, vehicles and trains, which sublicense also provides for a royalty payment to Luck Sky Shen Zhen equal of five percent of Sanhe’s revenues. The royalty payment was deferred.

In May 2014, Sanhe entered into an agreement with Kelitai, to purchase some of Keizai’s fixed assets for the use in its own production. The total amount for the fixed assets and inventory was $1,261,872 (RMB 7,844,300). The outstanding amount due to related party – Kelitai - was $0 and $1,235,667 as of April 30, 2015 and July 31, 2014.

On April 1, 2014, LuckSky Group loaned Sanhe $483,830 (RMB 3,000,000). The loan was interest free, and would have matured on December 31, 2014. In July 2014, Sanhe paid RMB 2,000,000 to LuckSky Group. The outstanding balance of RMB 1,000,000 was fully paid in August 2014.

Prior to the incorporation of Sanhe, Kelitai Air Powered Machinery Co., Ltd. (“Kelitai”), a subsidiary of LuckSky Group, an entity owned by Zhou Deng Rong, our former CEO and Sanhe’s former general manager and former majority shareholder of the Company, executed various purchase agreements (the “Agreements”) with Beijing Hengruier Machinery Company Limited (“Hengruier”) and made certain prepayments on behalf of the Company. On July 15, 2013, Kelitai, Hengruier and the Company executed a tripartite agreement to transfer the rights and obligations of the Agreements to the Company. As of April 30, 2015, Kelitai has paid $1,242,198 on behalf of the Company as prepayments to Hengruier. The outstanding amounts for the transactions with Hengruier due to related party-Kelitai were $0 and $1,242,198 as of April 30, 2015 and July 31, 2014.

On July 18, 2013, Sanhe borrowed $1,242,198 (RMB 7,722,000) pursuant to a loan agreement with Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group, which is owned by Zhou Deng Rong. The loan is interest free, and matures on December 31, 2014. Of the principal amount of this loan, RMB 5,233,000 was initially paid by LuckSky Group to a third party supplier to purchase equipment that was later transferred to Sanhe. The remaining loan was used to purchase equipment necessary for producing components of compressed air energy storage power generators. This loan was paid off as of April 30, 2015.

Sanhe leases its principal office, factory and dormitory from LuckSky Group in Sanhe City, Hebei Province. LuckSky Group is owned by Zhou Deng Rong, our former CEO and Zhou Jian, our General Manager and Chairman of the Board. The space in the office, factory and dormitory being leased are 1296, 5160 and 1200 square meters, respectively. The office and factory space are leased for a rent of $113,492 (RMB 697,248) per year and the dormitory is leased for a rent of $21,095 (RMB 129,600) per year. The leases expire in April 30, 2024 and are subject to renewal with a prior two-month written notice. As of April 30, 2015 and July 31, 2014, the rental fee accrued but unpaid under the leases from LuckSky Group were $133,324 and $33,253, respectively.

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

Sanhe also leases a second factory and office in Sanhe City from Sanhe Dong Yi Glass Machine Company Limited, which is owned by Zhou Deng Rong. A portion of this facility is currently used by Sanhe to demonstrate its products but the facility is primarily intended as a backup to the first facility in Sanhe City and/or for expansion. The factory and office are 4,748.96 square meters. The rent paid by Sanhe for the factory and the office is RMB1,306,500 per year. The lease provides that after 30 years, Sanhe will obtain ownership of the property for no additional payment. As of April 30, 2015 and July 31, 2014, the rental fee accrued but unpaid under the leases from Sanhe Dong Yi were $172,611 and $52,542, respectively.

From time to time, Mr. Zhou Deng Rong prepaid some expenses for the company. As of April 30, 2015 and July 31, 3014, amounts due to related parties were as follows:

	April 30, 2015	July 31, 2014
Rental fees:
LuckSky Group	133,324	33,253
Sanhe Dong Yi (Capital lease interest payable)	$172,611	$52,542

Purchase Fixed assets:
Kelitai	$-	$1,235,667

Borrowings:
LuckSky Group	-	1,242,198
Sanhe Dong Yi	$-	$160,865

Prepaid expenses on behalf of the company:
Kelitai	-	1,510
Zhou Deng Rong	556,992	354,112

Total	$862,927	$3,080,147

Due to Shareholders

Since inception to April 2014, the Company’s shareholders have paid several employees’ salaries on behalf of the Company. As of April 30, 2015 and July 31, 2014, the amount due to shareholders was $18,978 and $18,934, respectively.

Due to Directors

From time to time, the Company receives advances from its directors. As of April 30, 2015 and July 31, 2014, the Company received $417,776 and $430,928, respectively. The Company used the funds for its operations. These advances are due on demand, unsecured and non-interest bearing.

NOTE 8 - GOVERNMENT CONTRIBUTION PLAN

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

The outstanding amount was $54,403 and $22,098 as of April 30, 2015 and July 31, 2014, respectively.

NOTE 9 - STATUTORY RESERVE

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

NOTE 10 - CAPITAL STOCK AND EQUITY TRANSACTIONS

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

NOTE 11 - INCOME TAXES

United States

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at April 30, 2015 and July 31, 2014 as follows:

	April 30, 2015	July 31, 2014
Deferred tax assets:
Net operating losses	$224,460	$170,552

Total deferred tax assets	224,460	170,552
Less: valuation allowance	(224,460)	(170,552)

Deferred tax assets, net	$-	$-

As of April 30, 2015, for U.S. federal income tax reporting purposes, the Company has approximately $660,179 of unused net operating losses (“NOLs”) available for carry forward to future years. The benefit from the carry forward of such NOLs will begin expiring during the year ended July 31, 2029. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

Hong Kong

The Company’s subsidiaries established in HKSAR are subject to Hong Kong Profits Tax. However, these subsidiaries did not earn any income derived in Hong Kong from its date of incorporation to April 30, 2015, and therefore were not subject to Hong Kong Profits Tax.

PRC

The Company’s subsidiaries established in PRC are subject to income tax rate of 25%.

1)	Luck Sky Shenzhen

As of April 30, 2015, Luck Sky Shenzhen had $30,036 in net operating profit and $7,529 income tax expenses accrued accordingly.

2)	Sanhe

As of April 30, 2015, Sanhe had $901,742 in net operating loss carry forwards available to offset future taxable income. Net operating losses can generally be carried forward by five years in PRC. As a result, we recognized deferred tax asset of $298,171 and $111,844 as of April 30, 2015 and July 31, 2014, respectively.

NOTE 12. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of April 30, 2015 and July 31, 2014, the Company has a capital commitment of $19,508,643 and $27,777,872, respectively.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory as of April 30, 2015 are payable as follows:

Remaining 2015	85,997
Year ending July 31, 2016	343,989
Year ending July 31, 2017	343,989
Year ending July 31, 2018	343,989
After 2018	6,191,227
Total	$7,309,191

Rental expense of the Company for the nine months ended April 30, 2015 and 2014 were $258,801 and $2,943, respectively.

Credit risk

Cash deposits with banks are held in financial institutions in China, which are not federally insured deposit protection. Accordingly, the Company has a concentration of credit risk related to these uninsured bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Contingency

On September 23, 2013, Mr. Roy Thomas Phillips, who was then a consultant to the Company and served as the acting CFO of the Company from July 29, 2014 until his resignation on March 29, 2015, obtained 60,000,000 shares of restricted common stock, and two other non-related parties, obtained a total of 7,000,000 shares of restricted common stock, for a total of 67,000,000 shares of restricted common stock from the Company in contemplation of a secondary offering, which was not consummated. The Company has requested that the certificate representing the shares be returned so that the 67,000,000 shares be canceled. The Company has not recorded such 67,000,000 shares as no consideration was received for such shares. The recipients of such shares have agreed to the cancellation of 62,000,000 of such shares, and that they are not the beneficial owners of such 62,000,000 shares. The cancellation of such 62,000,000 shares is pending upon receipt of the actual stock certificate from the recipients. Meanwhile, Mr. Phillips is evaluating the 5,000,000 shares to make an accommodation with respect to such shares, but has made no specific request. The Company has committed to seek the return of the 5,000,000 shares to the fullest extent.

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

During the three months ended June 30, 2014, LuckSky Group provided Sanhe with additional working capital and transferred to Sanhe its assets and liabilities related to the compressed air energy storage power generation technology and PV panel installations, but retained its other assets. On April 1, 2014, LuckSky Group loaned Sanhe RMB3,000,000. The equipment, including machinery, was sold to Sanhe for RMB7,681,000, its book value, Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group on May 26, 2014. On April 30, 2014, the inventory was sold to Sanhe by Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group for RMB 130,918.80, its historical value. On May 19, 2014, Sanhe entered into an office equipment transfer (purchase) agreement with Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group for a purchase price of RMB162, 900. Sanhe entered into leases with LuckSky Group for a portion of the factory, office space and dormitory located in Sanhe City and a lease with Dong Yi Glass Machine Company Limited, which is owned by Deng Zhou Rong, our former CEO, for a second factory and office space. In addition, 48 employees transferred from LuckSky Group to Sanhe, including all personnel related to the projects under construction and development and administrative and fiancé personnel.

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

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated Financial Statement of the Company for the three-month period and nine-month period ended April 30, 2015 and 2014 and related notes thereto.

Three-month period ended April 30, 2015 compared to three-month period ended April 30, 2014

Revenue

We have recognized $1,133,522 and $0 revenue for the three months ended April 30, 2015 and 2014. The project in Weihai was completed in February 2015. Hence, we recognized the whole revenue and cost of this completed project during the current period according to our revenue recognition policy by completed contract method.

Cost of Sales

We have recognized $938,674 and $0 cost of revenue for the three months ended April 30, 2015 and 2014. Same as revenue, we recognized the whole cost of revenue of the Weihai project with accordance to the completed contract method.

Gross Profit

Gross profit was $191,731 for the three months ended April 30, 2015, compared to $0 for the three months ended April 30, 2014. We recognized the whole completed Weihai project based on the completed contract method.

Operating Expenses

For the three months ended April 30, 2015, we have incurred total operating expenses in the amount of $192,798, which mainly comprised selling expenses of $5,731, professional expenses of $11,270, consultancy fee expense of $11,122, salary expenses of $119,538, rental fees of $40,927 and general and administrative expenses totaling $4,210. For the three months ended April 30, 2014, we incurred total operating expenses in the amount of $153,049 which mainly comprised professional fees of $140,591, consultancy fee expense of $3,000, rental fees of $973, salary of $2,525 and general and administrative expenses of $5,960. The increase in operating expenses by $39,749, or 26.0%, was primarily due to the increase of salary and rental fees incurred by the operational entity Sanhe after it was acquired by the Company in July 2014.

Nine-month period ended April 30, 2015 compared to nine-month period ended April 30, 2014

Revenue

We have recognized $1,133,522 and $0 revenue for the nine months ended April 30, 2015 and 2014. The project in Weihai was completed in February 2015. Hence, we recognized the related revenue and cost of this project completed during the current period according to our revenue recognition policy by completed contract method.

Cost of Sales

We have recognized $938,674 and $0 cost of revenue for the nine months ended April 30, 2015 and 2014. Same as revenue, we recognized the whole cost of revenue of the Weihai project with accordance to the completed contract method.

Gross Profit

Gross profit was $191,731 for the nine months ended April 30, 2015, compared to $0 for the nine months ended April 30, 2014. We recognized the whole completed Weihai project based on the completed contract method.

Operating Expenses

For the nine months ended April 30, 2015, we have incurred total operating expenses in the amount of $934,769, which mainly comprises selling expenses of $16,391, professional fees of $214,420, consultancy expense of $35,497, salary expenses of $360,112, rental fees of $109,561 and general and administrative expenses of $198,788. For the nine months ended April 30, 2014, we have incurred total operating expenses in the amount of $366,244, which mainly comprises professional fees of $144,491, consultancy expenses of $98,000, salary expenses of $31,634, rental fees of $3,106, and general and administrative expenses of $89,013. The substantial increase of 568,525, or 155.2% in operating expenses was primarily due to increased amounts of professional expense, as well as salary and rental fees incurred by the operational entity Sanhe after it was acquired by the Company in July 2014.

We have not incurred any expenses for research and development from inception through April 30, 2015. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception. The Company has a certain deferred tax asset that is available to offset against future taxable income.

Liquidity and Capital Resources

As of April 30, 2015, we had a cash balance of $491,657. During the nine months ended April 30, 2015, net cash generated from operating activities totaled $141,104. Net cash used in investing activities totaled $64,505. Net cash used in financing activities during the period totaled $13,031. The resulting change in cash for the period was a decrease of $65,131, which was primarily due to cash outflow for the purchase of inventory, acquiring raw material, incurring costs in the ongoing projects, purchasing property and equipment, increase in the amount due to related parties and other current assets, albeit the cash inflow from advance billings on contracts and decrease in accounts payable.

As of April 30, 2014, we had a cash balance of $383,472. During the nine months ended April 30, 2014, net cash used in operating activities totaled $6,208,381. Net cash used in investing activities totaled $3,568,514. Net cash provided by financing activities during the period totaled $8,397,743. The resulting change in cash for the period was a decrease of $1,256,535, which was primarily due to cash outflow for the purchase of property and equipment, albeit the cash inflow from advance billings on contracts and amount due to related parties.

As of April 30, 2015, we had accounts receivable of $806,218 related to the amount due from customer for the completion of Weihai project. There was no accounts receivable in the prior period.

As of April 30, 2015, we had current liabilities of $10,864,526, which was mainly comprised of advance from customers of $264,510, net advance billings of $6,663,850, amount due to shareholders of $18,978, amount due to related parties of $690,316, current capital lease obligations of $63,248, capital lease interest payable to related parties of $172,611, accounts payable and accrued liabilities of $2,573,237 and amount due to directors of $417,776. As of July 31, 2014, we had current liabilities of $7,884,626, which was mainly comprised of advance from customers of $120,649, net advance billings of $3,847,085, amount due to shareholders of $18,934, amount due to related parties of $3,027,605, current capital lease obligations of $31,022, capital lease interest payable to related parties of $52,542, accounts payable and accrued liabilities of $355,861 and amount due to directors of $430,928.

As of April 30, 2015 and July 31, 2014, Billings in excess of cost increased $2,816,765 with a 73.2% growth and accounts payable and accrued liabilities increased $2,217,376 with a 623.1% growth. This was due to three more projects stared in November 2014 and January 2015. Advances from customers and payables for purchasing inventories were hugely incurred. The total amounts of amounts due to related parties and capital lease interest payable to related parties decreased by $2,217,220, or 72.0%. Sanhe has repaid the liabilities with prepayment received from customers for its projects.

We had a non-current liabilities balance of $2,699,814 as of April 30, 2015, compared with $2,718,106 as of July 31, 2014.

We had net assets of $8,216,699 and $8,878,530 as of April 30, 2015 and July 31, 2014, respectively.

One project in Weihai was completed as of April 30, 2015. In the course of developing such projects, we continue to sustain losses. We generated initial revenue of $1,133,522 as of April 30, 2015 as a result of completion of the Weihai project. We have not generated any revenues from our remaining projects.

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

As of April 30, 2015, we have signed five project contracts and four of them are in process. One of the three projects in Shandong province commenced operation in February 2015 and the other two projects are expected to commence operation at the end of June 2015. The project in Hubei province is expected to commence operation in September 2015. We are negotiating to terminate the project in Sichuan province. We are dependent on these four projects for all our projected revenue until we obtain additional customers and any material delay or reduction in the projected cash receipts will adversely affect our operations. While we expect to generate revenue on the completion of our projects to meet the liquidity and capital resources of our operations, delayed receipts may cause going concern issues.

Sanhe signed a supplemental agreement with Shandong Thaidai Photovoltaic Technology Co., Ltd., the supplier of Shandong Binzhou project in January 2015. The Company paid a deposit of $2,579,896 (RMB 16,000,000) to third party Ni Baofeng, who is the guarantor of Sanhe’s obligations under the agreement with Shandong Thaidai. In order to help assure Sandong Thaidai’s fulfillment of its supply obligations and to facilitate completion of the project, Ni Baofeng agreed to not release the money to Shandong Thaidai without the consent of Sanhe. As of April 30, 2015, the remaining balance of the deposit is $322,487 (RMB 2,000,000).

The Company has incurred losses since its inception resulting in an accumulated deficit of $1,553,110 as of April 30, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to:

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of April 30, 2015 and July 31, 2014.

Billings in Excess of Costs:

Billings in excess of costs is comprised of cash collected from customers and billings to customers on contracts in advance of work performed, including advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months.

Revenue Recognition

Sales of power generation system in conjunction of system installation are recognized under accounting for construction-type contracts, using the completed contract method because reliable estimates are not available for the costs and efforts necessary to complete the construction. Accordingly, revenue is recognized upon the completion of the construction, provided persuasive evidence of an arrangement exists, title and risk of loss has transferred, the fee is fixed and determinable, and collection is reasonably assured. We provide for any loss that we expect to incur on these contracts when that loss is probable.

Warranty and Returns

The Company generally provides limited warranties for work performed under its contracts. The warranty periods typically extend for a limited duration following substantial completion of the Company's work on a project. At the time a sale is recognized, we record estimated future warranty costs. Such estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts. The warranty cost is estimated based on our experience with the type of work and any known risks relative to the project and was not material during the periods ended April 30, 2015 and 2014.

No right of return exists on sales of equipment. Replacement part returns are estimable and accrued at the time a sale is recognized.

Recent Accounting Pronouncements

In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205- 40). This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments contained in this ASU apply to all companies and not-for-profit organizations. The amendments are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is currently assessing this ASU’s impact on the Company’s consolidated results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act. (Filed herewith)

31.2	Certification of Acting Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act. (Filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Zhiqi Zhang, Chief Executive Officer. (Filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Zhiqi Zhang, Acting Chief Financial Officer. (Filed herewith)

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
Chief Executive Officer and
Acting Chief Financial Officer
(Principal Executive Officer
Principal Accounting Officer)

Date: June 22, 2015

