Form 10-Q/A
period 2013-10-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2015-09-10
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 3

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

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 325,000,000 shares of common stock, $0.001 par value outstanding at October 31, 2013. The registrant has no other class of common equity.

EXPLANATORY NOTE

Xiangtian (USA) Air Power Co., Ltd. (together with its subsidiaries, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this amendment (this “Amendment” or “Form 10Q/A”) to its Quarterly Report on Form 10-Q for the period October 31, 2013, originally filed on December 16, 2013, as amended on November 12, 2014, (the “Original Form 10-Q”) to reflect the restatement of its consolidated financial statements for the period ended October 31, 2013, and related disclosures described below. The restatement of the Original Form 10-Q reflected in this Amendment corrects errors principally related to our omission of subscription receivable in the aggregate amount of $317,000 in the consolidated financial statements, and revises the disclosure of acquisitions and consolidation of variable interest entity. Concurrently with the filing of this Amendment, we are also filing an amendment to our Annual Report on Form 10-K for the fiscal year ended July 31, 2014, as well as Quarterly Report on Form 10-Q for the second and third quarters in the fiscal year ended July 31, 2014, and first three fiscal quarters in the fiscal year ended July 31, 2015 to reflect the restatement of our consolidated financial statements as of and for the fiscal year and the rest of the fiscal quarters, which reflects the correction of the same type of error with respect to such period. Original Form 10-Q as listed in “Items Amended by this Filing” below, as a result of the restatement of our financial statements. Other disclosures in the Original Form 10-Q remain unchanged.

We have also updated the signature page, the certifications of our Chief Executive Officer and Acting Principal Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.

No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10- Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring subsequent to the date of the Original Form 10-Q.

Background of Restatement

In August 2015, the board of directors of the Company, based on the discussion with management and the Company’s independent registered public accounting firm Jimmy P. Lee, CPA, P.C., concluded that, because of errors identified in the Company’s previously issued financial statements for the fiscal year ended July 31, 2014 and the first three quarters of fiscal 2015, the Company would restate its previously issued financial statements of these periods.

The Company noted that there was an omission of subscription receivable in the consolidated financial statements as of July 31, 2014, and necessity of revision for the footnotes of acquisitions and consolidation of variable interest entity to reflect a more accurate disclosure. The corrections are reflected in the restated consolidated financial statements contained in the Form 10-Q/A to be filed.

Items Amended by this Filing

This Amendment reflects the results of the work described above and includes the restatement of our consolidated financial statements for the period ended July 31, 2014 and period ended January 31, 2015. For the convenience of the reader, this Amendment sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the restatement and other related adjustments, internal control matters, and as otherwise specifically indicated. Specifically, the following items included in the Original Form 10-Q are amended by this Amendment:

-	Part I, Item 1, Financial Statements

-	Part I, Item 4, Controls and Procedures

Internal Control Considerations

In connection with the restatement and the Audit Committee’s review, management has re-evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2013 and the effectiveness of the Company’s internal control over financial reporting as of October 31, 2013 based on the framework in “Internal Control—Integrated Framework (1992 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such re-evaluation, management has determined that the Company had material weaknesses in its internal control over financial reporting as of October 31, 2013 related to consolidation procedures. As a result, management has determined that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of October 31, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective. We are currently in the process of remediating the weaknesses in internal control over financial reporting referred to above by designing and implementing new procedures and controls throughout the Company and its subsidiaries. For a discussion of management’s consideration of our disclosure controls and procedures and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amendment.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Xiangtian (USA) Air Power Co., Ltd.
(A Development Stage Company)
Consolidated Balance Sheets
October 31,2013

	October 31,	July 31,
	2013 (Unaudited) (Restated)	2013 (Audited) (Restated)
ASSETS
Current assets
Cash	$5,820	$4,430
Total assets	$5,820	$4,430

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$-	$1,500
Advances from related parties	192,718	94,530
Amount due to director	2,121	1,838
Total liabilities	194,839	97,868

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 325,000,000 and 8,000,000 shares issued and outstanding as of October 31, 2013 and July 31, 2013 respectively	325,000	8,000
Additional paid-in capital	76,460	74,960
Subscription receivable	(317,000)	-
Deficit accumulated during the development stage	(273,477)	(176,398)
Accumulated other comprehensive loss	(2)	-
Total stockholders’ deficit	(189,019)	(93,438)
Total liabilities and stockholders’ deficit	$5,820	$4,430

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months	For the Three	Period From September 2,
	Months Ended	Months Ended	2008 (inception) to
	October 31,	October 31,	October 31,
	2013	2012	2013
	(Restated)		(Restated)
Revenue:	$-	$-	$-
General and administrative	$97,081	$21,440	$269,378
Loss from continuing operations	(97,081)	(21,440)	(269,378)
Loss from discontinued operations			(4,099)

Net loss	$(97,081)	$(21,440)	$(273,477)

Net loss per common share - basic and diluted
Continuing operations	$-	$-	$-
Discontinued operations	-	-	-
Total	$-	$-	$-
Weighted average number of common shares outstanding - basic and diluted	142,380,435	8,000,000

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

On September 15, 2013, the Company entered into an acquisition agreement by means of a merger of Luck Sky (Hong Kong) Shares Limited (“HK Shares”), a Hong Kong corporation, for 250,000,000 shares of common stock of the Company. As a result of the acquisition, HK Shares was merged into the Company.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Luck sky (Hong Kong) Shares Limited and Luck Sky Holdings Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 3 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company corrected the accounting treatment regarding the omission of subscription receivables in the consolidated financial statements in the aggregate amount of $317,000, and the made revision for the footnotes of acquisitions made with related parties whose identity and stock ownership had been previously disclosed and the consolidation of a variable interest entity to reflect a more accurate disclosure.

In addition to the restatement of our consolidated financial statements, we have also restated the following items to reflect certain changes noted above.

Note 1 - NATURE OF OPERATIONS

Note 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Note 4 - ACQUISITIONS

Note 7 - RELATED PARTY TRANSACTIONS

Note 8 - CAPITAL STOCK AND EQUITY TRANSACTIONS

Note 9 - CONTINGENCIES

The following tables present the effect of the correction discussed above and other adjustments on selected line items of our previously reported consolidated financial statements as of and for the period ended October 31, 2013 .

	As of and for the Period Ended October 31, 2013

	Previously Reported	Adjustments	Restated
Consolidated Balance Sheets

STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 325,000,000 and 8,000,000 shares issued and outstanding as of October 31, 2013 and July 31, 2013 respectively	$258,000	$67,000	$325,000
Additional paid-in capital	(173,540)	250,000	76,460
Subscription receivable	-	(317,000)	(317,000)

Consolidated Statement of Operations and Comprehensive Loss
For the three months ended October 31, 2013,
Weighted average number of common shares outstanding - basic and diluted	111,260,870	31,119,565	142,380,435

NOTE 4 – ACQUISITIONS

Acquisition of Luck Sky (Hong Kong) Shares Limited (“HK Shares”)

On September 15, 2013, the Company entered into an agreement to acquire HK Shares, a Hong Kong corporation, for 250,000,000 shares of common stock of the Company. Prior to the acquisition, HK Shares was majority owned (approximately 41%) by Mr. Zhou Deng Hua who is the brother of the former CEO of the Company and a director of the Company. On September 23, 2013, the Company issued 250,000,000 shares of common stock to the shareholders of HK Shares in exchange for 250,000,000 shares of HK Shares subscribed at $0.001 per share for a total amount of $250,000. At the completion of the acquisition, HK Shares was merged into the Company.

HK Shares was formed in September 24, 2013 and issued 250,000,000 shares at $0.001 to 24 shareholders for a total of $250,000. The shares subscribed were to be paid up within two years from the date of subscription. On the date of the merger acquisition HK Shares had no operations other than the subscription receivable; and accordingly, the transaction was accounted for as an acquisition from related party.

The Company valued the 250,000,000 shares of common stock issued at $250,000 as there was no market for the Company’s common stock and it has limited or no trading; and there is thought to be minimal value in the Company at the time, therefore the par value is thought to match the assumed market price of the Company’s common stock which is at $0.001 per share.

NOTE 5- GOING CONCERN

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

NOTE 6- DISCONTINUED OPERATIONS

For the three months ended October 31, 2013 and 2012 and the period from September 2, 2008 (inception) to October 31, 2013, the amounts reported in loss from discontinued operations comprised operating expenses of $0, $0 and $4,099, respectively.

NOTE 7- RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from its related parties. As of October 31, 2013 and July 31, 2013, the Company had advances from related parties of $194,839 and $96,367, respectively, and used the funds for its operation. These advances are due on demand, unsecured and non-interest bearing.

On September 15, 2013, the Company entered into an agreement to acquire HK Shares, a Hong Kong corporation, for 250,000,000 shares of common stock of the Company. Prior to the acquisition, HK Shares was majority owned (approximately 41%) by Mr. Zhou Deng Hua who is the brother of the former CEO of the Company and a director of the Company. On September 23, 2013, the Company issued 250,000,000 shares of common stock to the shareholders of HK Shares in exchange for 250,000,000 shares of HK Shares subscribed at $0.001 per share for a total amount of $250,000. At the completion of the acquisition, HK Shares was merged into the Company.

HK Shares was formed in September 24, 2013 and issued 250,000,000 shares at $0.001 to 24 shareholders for a total of $250,000. The shares subscribed were to be paid up within two years from the date of subscription. On the date of the merger acquisition HK Shares had no operations other than the subscription receivable; and accordingly, the transaction was accounted for as an acquisition from related party.

NOTE 8- CAPITAL STOCK AND EQUITY TRANSACTIONS

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

Effective as of September 24, 2013, Luck sky (Hong Kong) Shares Limited was merged with and into the Company. As a result of the merger, Luck sky (Hong Kong) Shares Limited shareholders received one share of common stock for every share of Luck sky (Hong Kong) Shares Limited common stock they owned for a total of 250,000,000 shares of the Company common stock.

On September 23, 2013, the Company issued a total of 67,000,000 shares of restricted common stock at $0.001 per share, such that 60,000,000 shares were issued to Mr. Roy Thomas Phillips, who was then a consultant to the Company, and 7,000,000 shares were issued to two other non-related parties. The shares were issued in contemplation of a secondary offering. The Company takes the position that these shares should be cancelled since no secondary offering was consummated. The Company is taking steps to have these shares canceled. The Company valued the 67,000,000 shares of common stock issued at $67,000 as there was no market for the Company’s common stock and it has limited or no trading; and there is thought to be minimal value in the Company at the time of issuance, therefore the par value is thought to match the assumed market price of the Company’s common stock which is at $0.001 per share.

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

NOTE 9 – CONTINGENCIES

On September 23, 2013, the Company issued 60,000,000 shares of restricted common stock at $0.001 per share to Mr. Roy Thomas Phillips, who was then a consultant to the Company, and two other non-related parties, obtained a total of 7,000,000 shares of restricted common stock. The shares were issued in contemplation of a secondary offering. The Company takes the position that these shares should be cancelled since no secondary offering was consummated. The Company is taking steps to have these shares canceled. The Company valued the 67,000,000 shares of common stock issued at $67,000 as there was no market for the Company’s common stock and it has limited or no trading; and there is thought to be minimal value in the Company at the time of issuance, therefore the par value is thought to match the assumed market price of the Company’s common stock which is at $0.001 per share. The issuance of these securities could result in further dilution to the Company’s stockholders which effects the earnings (loss) per share amount of the Company. The Company might incur additional expenses to have these shares canceled. For the period ended October 31, 2013, the dilutive effect of not canceling the 67,000,000 shares is incorporated in the consolidated financial statements as the Company recorded such shares as issued and outstanding. The loss per share remained $0.00 with the dilutive effect of not canceling such shares. If the shares are not voluntarily returned for cancellation, the Company will need to commence litigation in Delaware to obtain a judgment to cancel the shares for lack of consideration. At this time, the Company is unable to estimate the cost such litigation if it takes place.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

Xiangtian (USA) Air Power Co., Ltd., was originally incorporated at Goa Sweet Tours Ltd. in the State of Delaware on September 2, 2008. We were formed to provide personalized concierge tour packages to tourists who visit the State of Goa, India.

On April 17, 2012, Goa Sweet Tours, Ltd. entered into Share Purchase Agreements (the “ Purchase Agreements ”), with Luck Sky International Investment Holdings Limited, an entity owned and controlled by Zhou Deng Rong, and certain of our former stockholders who owned, in the aggregate, 7,200,000 shares of our common stock (90% of the outstanding shares). Luck Sky International Investment Holdings Limited purchased such shares for an aggregate of $235,000. The sale of such shares closed on May 15, 2012.

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

On September 5, 2013, the Company entered into a business combination by means of merger of Luck Sky (Hong Kong) Shares Limited (“HK Shares”), a Hong Kong corporation, for 250,000,000 shares of common stock of the Company. Prior to the merger, HK shares had no liabilities and nominal assets. On September 23, 2013, the Company issued 250,000,000 shares of common stock to the shareholders of HK shares. Effectively on September 24, 2013, the shareholders of HK shares accepted the shares from the Company and surrendered its control of HK shares to the Company in exchange of 250,000,000 shares of HK shares to be issued to its shareholders. On October 16, 2013, HK shares completed the issuance of its 250,000,000 shares accordingly. As of date, HK shares is still a surviving company, and the management is expected to cancel HK shares in October 2014

We are a development stage company and since inception, we have not generated consistent revenues and have incurred a cumulative net loss as reflected in the financial statements. We have minimal assets and have incurred losses since inception. We have no employees and own no real estate or personal property. The purpose of the business is to see the acquisition of or merger with, an existing company in the air power industry or to develop such technologies and manufacturing capabilities ourselves. We are specifically seeking companies in the manufacturing, research and development of products which uses engines powered by compressed air, including transportation, electricity generation, etc. as suitable business combination candidates.

Restatement of Previously Issued Consolidated Financial Statements

As described further below and herein, this Form 10-Q/A reflects the restatement of our condensed consolidated financial statements as of and for the fiscal quarter ended October 31, 2013. The restatement reflected in this Amendment corrects errors principally related to our omission of subscription receivable in the aggregate amount of $317,000 in the consolidated financial statements, and revises the disclosure of acquisitions and consolidation of variable interest entity. See Note 3 to our consolidated financial statements, which accompany the financial statements in Part I, Item 1 of this report, for further detail regarding the restatement adjustments. In addition, for further information regarding the matters leading to the restatement and related findings respect to our disclosure controls and procedures and internal control over financial reporting, see Part I, Item 4, “Controls and Procedures” of this Amendment.

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

We incurred total operating expenses in the amount of $273,477 from inception on September 2, 2008 through October 31, 2013.

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

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s re-evaluation of our internal control over financial reporting described above, our management has identified the following deficiencies that it believes constituted individually, and in the aggregate, material weaknesses in our internal control over financial reporting as of October 31, 2013:

-	Errors occurred in our consolidation and financial reporting process. One of the Company’s wholly owned subsidiary, Luck Sky Holdings Limited (“Luck Sky Holdings”) which was incorporated on June 26, 2013, was not consolidated into the Company’s consolidated financial statements , the Company’s wholly subsidiary, Luck Sky (Hong Kong) Shares Limited (“ HK Shares”) ‘s financials were overstated.

-	Errors occurred in the consolidated financial statements as of April 30, 2014 that the balances in the equity section was not correctly presented, and the footnotes of acquisitions and consolidation of variable interest entity was not properly disclosed.

Some or all of the material weaknesses described above resulted in material misstatements in our annual and interim consolidated financial statements. Because of the foregoing matters, our management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2013.

We are currently in the process of remediating the weaknesses in internal control over financial reporting referred to above by designing and implementing new procedures and controls. The Company has hired an external consultant with extensive experience in US GAAP and reports with the SEC who is responsible for assisting the Company with (i) reviewing the Company's accounting records (ii) the preparation of its financial statements in accordance with US GAAP, and (iii) its periodic reports with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger (incorporated by reference to exhibits to Current Report on 8-K filed May 29, 2012)
3.1	Articles of Incorporation (incorporated by reference to exhibits to Registration Statement on Form S-1 filed on September 18, 2009)
3.2	Bylaws (incorporated by reference to exhibits to Registration Statement on Form S-1 filed on September 18, 2009)
3.3	Articles of Merger (incorporated by reference to exhibits to Current Report on 8-K filed May 29, 2012)
31.1 and 31.2*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1 and 32.2 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: September 10, 2015

