Form 10-Q/A
period 2014-04-30
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2015-09-10
CIK 1472468

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

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 325,000,000 shares of common stock, $0.001 par value outstanding at May 30, 2014. The registrant has no other class of common equity.

EXPLANATORY NOTE

Xiangtian (USA) Air Power Co., Ltd. (together with its subsidiaries, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this amendment (this “Amendment” or “Form 10Q/A”) to its Quarterly Report on Form 10-Q for the period April 30, 2014, originally filed on June 9, 2014, as amended on November 12, 2014, (the “Original Form 10-Q”) to reflect the restatement of its consolidated financial statements for the period ended April 30, 2014, and related disclosures described below. The restatement of the Original Form 10-Q reflected in this Amendment corrects errors principally related to our omission of subscription receivable in the aggregate amount of $317,000 in the consolidated financial statements, and revises the disclosure of acquisitions and consolidation of variable interest entity. Concurrently with the filing of this Amendment, we are also filing an amendment to our Annual Report on Form 10-K for the fiscal year ended July 31, 2014, as well as Quarterly Report on Form 10-Q for the first and second quarters in the fiscal year ended July 31, 2014, and first three fiscal quarters in the fiscal year ended July 31, 2015 to reflect the restatement of our consolidated financial statements as of and for the fiscal year and the rest of the fiscal quarters, which reflects the correction of the same type of error with respect to such period. Original Form 10-Q as listed in “Items Amended by this Filing” below, as a result of the restatement of our financial statements. Other disclosures in the Original Form 10-Q remain unchanged.

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

Internal Control Considerations

In connection with the restatement and the Audit Committee’s review, management has re-evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2014 and the effectiveness of the Company’s internal control over financial reporting as of April 30, 2014 based on the framework in “Internal Control—Integrated Framework (1992 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such re-evaluation, management has determined that the Company had material weaknesses in its internal control over financial reporting as of April 30, 2014 related to consolidation procedures. As a result, management has determined that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of April 30, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective. We are currently in the process of remediating the weaknesses in internal control over financial reporting referred to above by designing and implementing new procedures and controls throughout the Company and its subsidiaries. For a discussion of management’s consideration of our disclosure controls and procedures and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amendment.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Xiangtian (USA) Air Power Co., Ltd.

(A Development Stage Company)

Consolidated Balance Sheets

April 30,2014

	April 30,	July 31,
	2014 (Unaudited) (Restated)	2013 (Audited) (Restated)
ASSETS
Current assets
Cash	$18,617	$4,430
Total Assets	$18,617	$4,430
LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$-	1,500
Advances from related parties	312,682	94,530
Amount due to director	3,385	1,838
Total liabilities	316,067	97,868

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 325,000,000 and 8,000,000 shares issued and outstanding as of April 30, 2014 and July 31, 2013 respectively	325,000	8,000
Additional paid-in capital	79,460	74,960
Subscription receivable	(317,000)	-

Deficit accumulated during the development stage	(384,908)	(176,398)
Accumulated other comprehensive income	(2)	-
Total stockholders’ deficit	(297,450)	(93,438)
Total liabilities and stockholders’ deficit	$18,617	$4,430

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine		Period From September 2,
	Months Ended		Months Ended		2008 (inception) to
	April 30,		April 30,		April 30,
	2014	2013	2014	2013	2014
	(Restated)		(Restated)		(Restated)
Operating expenses:
General and administrative	$39,766	14,522	$208,511	63,149	$380,810
Loss from continuing operations	(39,766)	(14,522)	(208,511)	(63,149)	(380,810)
Loss from discontinued operations	-	-	-	-	(4,099)

Net loss	$(39,766)	(14,522)	(208,511)	(63,149)	$(384,909)

Net loss per common share - basic and diluted
Continuing operations	$-	-	$-		$-
Discontinued operations	-	-	-		-
Total	$-	-	$-		$-
Weighted average number of common shares outstanding - basic and diluted	325,000,000	8,000,000	263,457,875	8,000,000

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

Note 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Note 4 - ACQUISITIONS

Note 7 - RELATED PARTY TRANSACTIONS

Note 8 - CAPITAL STOCK AND EQUITY TRANSACTIONS

Note 9 - CONTINGENCIES

The following tables present the effect of the correction discussed above and other adjustments on selected line items of our previously reported consolidated financial statements as of and for the period ended April 30, 2014 .

	As of and for the Period Ended April 30, 2014
	Previously Reported	Adjustments	Restated
Consolidated Balance Sheets

STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 325,000,000 and 8,000,000 shares issued and outstanding as of April 30, 2014 and July 31, 2013 respectively	$258,000	$67,000	$325,000
Additional paid-in capital	(170,540)	250,000	79,460
Subscription receivable	-	(317,000)	(317,000)

Consolidated Statement of Operations and Comprehensive Loss
For the three months ended April 30,, 2014,
Weighted average number of common shares outstanding - basic and diluted	258,000,000	67,000,000	325,000,000
For the nine months ended April 30,, 2014, Weighted average number of common shares outstanding - basic and diluted	208,549,451	54,908,424	263,457,875

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

As of May 30, 2014, 325,000,000 shares of common stock were issued and outstanding and 100,000,000 shares are beneficially owned by Zhou Deng Hua. There are 373 shareholders of our common stock.

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

NOTE 9 – CONTINGENCIES

On September 23, 2013, the Company issued 60,000,000 shares of restricted common stock at $0.001 per share to Mr. Roy Thomas Phillips, who was then a consultant to the Company, and two other non-related parties, obtained a total of 7,000,000 shares of restricted common stock. The shares were issued in contemplation of a secondary offering. The Company takes the position that these shares should be cancelled since no secondary offering was consummated. The Company is taking steps to have these shares canceled. The Company valued the 67,000,000 shares of common stock issued at $67,000 as there was no market for the Company’s common stock and it has limited or no trading; and there is thought to be minimal value in the Company at the time of issuance, therefore the par value is thought to match the assumed market price of the Company’s common stock which is at $0.001 per share. The issuance of these securities could result in further dilution to the Company’s stockholders which effects the earnings (loss) per share amount of the Company. The Company might incur additional expenses to have these shares canceled. For the period ended April 30, 2014, the dilutive effect of not canceling the 67,000,000 shares is incorporated in the consolidated financial statements as the Company recorded such shares as issued and outstanding. The loss per share remained $0.00 with the dilutive effect of not canceling such shares. If the shares are not voluntarily returned for cancellation, the Company will need to commence litigation in Delaware to obtain a judgment to cancel the shares for lack of consideration. At this time, the Company is unable to estimate the cost such litigation if it takes place.

NOTE 10- SUBSEQUENT EVENTS

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger (incorporated by reference to exhibits to Current Report on 8-K filed May 29, 2012)
3.1	Articles of Incorporation (incorporated by reference to exhibits to Registration Statement on Form S-1 filed on September 18, 2009)
3.2	Bylaws (incorporated by reference to exhibits to Registration Statement on Form S-1 filed on September 18, 2009)
3.3	Articles of Merger (incorporated by reference to exhibits to Current Report on 8-K filed May 29, 2012)
31.1 and 31.2 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1 and 32.2 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

