Form 10-K/A
period 2014-07-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2015-09-10
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter was $49,054,163, based on 98,108,325 common shares at $0.50 on January 31, 2014, which is the quotation posted on the OTCQB Market (“OTCQB” under the symbol “GOAS”)

The number of shares of common stock outstanding as of November 10, 2014 was 598,042,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

 Explanatory Note

Xiangtian (USA) Air Power Co., Ltd. (together with its subsidiaries, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this amendment (this “Amendment” or “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended July 31, 2014, originally filed on November 20, 2014, as amended on April 24, 2015,(the “Original Form 10-K”) to reflect the restatement of its consolidated financial statements for the fiscal year ended July 31, 2014, and related disclosures described below. The restatement of the Original Form 10-K reflected in this Amendment corrects errors principally related to our omission of subscription receivable in the consolidated financial statements in the aggregate amount of $317,000, and revises the disclosure of acquisitions and consolidation of variable interest entity. Concurrently with the filing of this Amendment, we are also filing an amendment to our Quarterly Report on Form 10-Q for the first three fiscal quarters in the fiscal year ended July 31, 2014 and 2015 (the “10-Q Amendments”) to reflect the restatement of our consolidated financial statements as of and for these fiscal quarters, which reflects the correction of the same type of error with respect to such period. The items amended in the Original Form 10-K are as listed in “Items Amended by this Filing” below, as a result of the restatement of our financial statements. Other disclosures in the Original Form 10-K remain unchanged. Subsequent material changes with respect to the Company are disclosed in filings for subsequent quarterly periods and material events, including the 10-Q Amendments.

We have also updated the signature page, the certifications of our Chief Executive Officer and Acting Principal Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.

No other sections were affected, but for the convenience of the reader, this report on Form 10-K/A restates in its entirety, as amended, our Original Form 10-K. This report on Form 10- K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring subsequent to the date of the Original Form 10-K.

Background of Restatement

In August 2015, the board of directors of the Company, based on the discussion with management, concluded that, because of errors identified in the Company’s previously issued financial statements for the fiscal year ended July 31, 2014 and the first three quarters of fiscal 2015, the Company would restate its previously issued financial statements of these periods. Management discussed the matters with the Company’s independent registered public accounting firm Jimmy P. Lee, CPA, P.C.,

The Company noted that there was an omission of subscription receivable in the consolidated financial statements as of July 31, 2014, and necessity of revision for the footnotes of acquisitions and consolidation of variable interest entity to reflect a more accurate disclosure. The corrections are reflected in the restated consolidated financial statements contained in the Form 10-K/A to be filed.

Items Amended by this Filing

This Amendment reflects the results of the work described above and includes the restatement of our consolidated financial statements for the fiscal year ended July 31, 2014. For the convenience of the reader, this Amendment sets forth the Original Form 10-K, as modified and superseded where necessary to reflect the restatement and other related adjustments, internal control matters, and as otherwise specifically indicated. Specifically, the following items included in the Original Form 10-K are amended by this Amendment:

• Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

• Part II, Item 8, Financial Statements and Supplementary Data

•Part II, Item 9A, Controls and Procedures

•Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The correction of the errors described above is further discussed in Note 1, 2,4, 5, 8 and 11 to the consolidated financial statements included in Part II, Item 8 of this Amendment.

Other than this Amendment and the 10-Q Amendment for the first three quarters of the fiscal year 2014 and 2015, we do not intend to file any other amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement, and the financial statements, related financial information, and internal controls disclosures and assessments contained in other reports for those periods should no longer be relied upon. All of our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q will reflect the restated information included in this Amendment and the 10-Q Amendment for the first three quarters of the fiscal year 2014 and 2015, as applicable.

Internal Control Considerations

In connection with the restatement and the Audit Committee’s review, management has re-evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2014 and the effectiveness of the Company’s internal control over financial reporting as of July 31, 2014 based on the framework in “Internal Control—Integrated Framework (1992 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such re-evaluation, management has determined that the Company had material weaknesses in its internal control over financial reporting as of July 31, 2014 related to consolidation procedures. As a result, management has determined that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of July 31, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective. We are currently in the process of remediating the weaknesses in internal control over financial reporting referred to above by designing and implementing new procedures and controls. For a discussion of management’s consideration of our disclosure controls and procedures and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Amendment.

Xiangtian (USA) Air Power Co., Ltd.

FORM 10-K/A

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

USE OF DEFINED TERMS

Except as otherwise indicated by the context, references in this Report to:

●	“Xiangtian US,” “Goa Tours,” “Company,” “we,” “us” or “our” are references to the combined business of Xiangtian (USA) Air Power Co., Ltd. and its direct and indirect subsidiaries.

●	“fiscal year” refers to our fiscal year ending July 31.

●	“Xiangtian US,” “Company,” “we,” “us” or “our” do not include the selling stockholders.

●	“U.S. Dollar,”“$” and “US$” means the legal currency of the United States of America.

●	“RMB” means Renminbi, the legal currency of China.

●	“common stock” refers to shares of the Company’s common stock, par value $0.001 per share.

●	“China” or the “PRC” are references to the People’s Republic of China.

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

Lucksky Holding (Group) Co. Ltd (“LuckSky Group”), formerly named XiangtianKelitai Air Powered Machinery Co., Ltd.,(“XiangtianKelitai”) was established in 2000 by Zhou Deng Rong after he obtained a series of patents and developed the compressed air energy storage and related technology. In 2012, LuckSky Group received proceeds of an offering to Chinese investors by Xiangtian (Beijing) Equity Investment Fund Management Co. Ltd., an unaffiliated entity, which proceeds were used to develop the technologies related to the compressed air energy storage technology and PV panel installations and for operations. The investors received the right to receive equity that was to be exchanged for stock in a United States entity that would own rights to the compressed air energy storage technology. Common equity in Luck Sky (Hong Kong) Shares Limited was issued and upon the merger of Luck Sky (Hong Kong) Shares Limited into the Company in September 2013, the investors became the beneficial holders of 150,000,000 shares of common stock of the Company. On September 24, 2013, the Company acquired all of the shares of common stock of Luck Sky (Hong Kong) Shares Limited for 250,000,000 shares of common stock of the Company.

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

Sanhe was established in July 2013 and was under common control with LuckSky Group. Sanhe had no operating business and no liabilities. On July 18, 2013, Sanhe borrowed RMB7,722,000, pursuant to a loan agreement with XiangtianKelitai, a division of LuckSky Group.

During the three months ended June 30, 2014, LuckSky Group provided Sanhe with additional working capital and transferred to Sanhe its assets and liabilities related to the compressed air energy storage power generation technology and PV panel installations, but retained its other assets. On April 1, 2014, LuckSky Group loaned Sanhe RMB3,000,000. In April and May 2014, Sanhe purchased the inventory, the equipment, including machinery, and office equipment from XiangtianKelitai at their book or historical values. Sanhe entered into leases with Lucksky Group for a portion of the factory, office space and dormitory located in Sanhe City and a lease with Dong Yi Glass Machine Company Limited, which is owned by Zhou Deng Rong, our former CEO, for a second factory and office space, on May 1, 2014 and April 1, 2014, respectively. Also, 48 employees have transferred from LuckSky Group to Sanhe, including all personnel related to the projects under construction and development and administrative and finance personnel. See “Business-Properties” and “Certain Relationships and Related Party Transactions.”

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

In Hubei province, construction was expected to commence in August 2014 on a six megawatt project at a new power plant (the “Hubei Xianning Project”). Because of weather conditions, the construction has been delayed but is expected to be completed by January 2015. Sanhe executed a contract with XianningXiangtian Air Energy Electric Company on April 25, 2014, pursuant to which Sanhe will be responsible for designing, installing and constructing the project and such project will be transferred to XianningXiangtian Air Energy Electric Limited Liability Company in turn-key condition. The project is anticipated to begin producing electricity two months after the commencement of the construction. The sale price for the project is RMB84, 000,000. For the Hubei Xianning Project, we have executed a contract with, Zhejiang Bowei Industrial and Trading Co., Ltd., a supplier of PV panels and such supplier has engaged a third-party contractor to provide the installation service. The facility has room for expansion should the parties agree to increase the power plant’s capacity.

Sanhe also signed a contract with DeyangZhenlin Technology Co., Ltd. for the design and construction of a compressed air energy storage power generation system in conjunction with a PV panel installation for a factory in Sichuan province on February 28, 2014. The capacity of the project is 3.5 megawatts. The purchase price is RMB25, 500,000. We are now in the process of the approval procedures, and the construction has not commenced. The contract provides for construction to be completed by August 1, 2014, but also provides that DeyangZhenlin Technology Co., Ltd. has waived any and all claims against Sanhe if the construction is not completed by such date. We are uncertain as to when the construction will be commenced as it depends on how soon the government approvals will be obtained, however we anticipate commencing construction in the first quarter of 2015.

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

On April 28, 2012, Zhou Jian obtained the right of usage of 44.3 acres agricultural land where our principal office, factory and dormitory are located for 18 years and 8 months, starting May 1, 2012. The annual price paid for such usage right is RMB 34,510. On May 1, 2012, Zhou Jian signed a commitment letter that allowed XiangtianKelitai, Yanjiao Branch, a division of LuckSky Group, to use this agricultural land. LuckSky Group constructed the buildings on such agricultural land. Since the land is zoned for agricultural use, and not for office and factory space, the lease provides that if Sanhe is not able to use the space because of the building’s ownership issue (as LuckSky Group has not obtained the ownership certificate of the building and the land use certificate), then LuckSky Group agrees to use every effort to complete and perfect the ownership and usage rights, or provide Sanhe with equivalent space.

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

Holders

As of November 10, 2014, 598,042,000 shares of common stock were issued and outstanding and there were 373 shareholders of record our common stock, including 264,850,740 shares are beneficially owned by Zhou Jian, who is the Chairman of the Board and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

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

LuckSky Group was established in 2000 by Zhou Deng Rong after he obtained a series of patents and developed the air compression and related technology. Sanhe was established in July 2013 and was under common control with LuckSky Group. Since inception, Sanhe served as a distributor of products of the LuckSky Group and its subsidiaries

During the three months ended June 30, 2014, LuckSky Group provided Sanhe with additional working capital and transferred to Sanhe its assets and liabilities related to the compressed air energy storage power generation technology and PV panel installations, but retained its other assets. On April 1, 2014, LuckSky Group loaned Sanhe RMB3,000,000. The equipment, including machinery, was sold to Sanhe for RMB7,681,000, its book value, XiangtianKelitai, Yanjiao Branch, a division of LuckSky Group on May 26, 2014. On April 30, 2014, the inventory was sold to Sanhe by XiangtianKelitai,Yanjiao Branch, a division of LuckSky Group for RMB 130,918.80, its historical value. On May 19, 2014, Sanhe entered into an office equipment transfer (purchase) agreement with XiangtianKelitai, Yanjiao Branch, a division of LuckSky Group for a purchase price of RMB162, 900. Sanhe entered into leases with LuckSky Group for a portion of the factory, office space and dormitory located in Sanhe City and a lease with Dong Yi Glass Machine Company Limited, which is owned by Deng Zhou Rong, our former CEO, for a second factory and office space. In addition, 48 employees transferred from LuckSky Group to Sanhe, including all personnel related to the projects under construction and development and administrative and fiancé personnel. See “Business-Properties” and “Certain Relationships and Related Party Transactions.”

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

We have not incurred any expenses for research and development from inception through July 31, 2014. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception. The Company has certain deferred tax asset that is available to offset against future taxable income.

Liquidity and Capital Resources

As of July 31, 2014, we had a cash balance of $556,788. During the year ended July 31, 2014, net cash used in operating activities totaled $7,170,232. Net cash used in investing activities totaled $5,792,087. Net cash provided by financing activities during the year totaled $11,507,471. The resulting change in cash for the period was an decrease of $1,083,219, which was primarily due to cash outflow for the purchase of inventory, acquiring raw material and incurring cost in the ongoing projects, purchase of property and equipment, albeit the cash inflow from advance billings on contracts, amount due to related parties, and amount due to directors.

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

As of July 31, 2014, we had current liabilities of $15,748,499, which was mainly comprised of advance billings on contracts of $11,831,607, amount due to related parties of $3,080,147, accounts payable and accrued liabilities of $355,861 and amount due to directors of $430,928. As of July 31, 2013, we had current liabilities of $107,609, which was mainly comprised of accounts payable and accrued liabilities of $1,500, amount due to related parties of $97,110 and amount due to directors of $8,999.

We had a non-current liabilities balance of $2,718,106 as of July 31, 2014, compared with $0 as of July 31, 2013.

We had net assets of $8,878,530 and $1,532,398 for the year ended July 31, 2014 and 2013, respectively.

On July 18, 2013, Sanhe borrowed $1,242,198 (RMB 7,722,000), pursuant to a loan agreement with XiangtianKelitai, Yanjiao Branch, a division of LuckSky Group, which is owned by Zhou Deng Rong. The loan is interest free, and matures on December 31, 2014. Of the principal amount of this loan, RMB 5,233,000 was initially paid by LuckSky Group to a third party supplier to purchase equipment that was later transferred to Sanhe. The remaining loan was used to purchase equipment necessary for producing components of compressed air energy storage power generators. Sanhe expects to repay the loan on the maturity date from income received from customers for its projects.

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

Management’s Report on Internal Control over Financial Reporting

Background of Restatement

In August 2015, the board of directors of the Company, based on the discussion with management concluded that, because of errors identified in the Company’s previously issued financial statements for the fiscal year ended July 31, 2014 and the first three quarters of fiscal 2015, the Company would restate its previously issued financial statements of these periods. Management of the Company discussed the matters with the Company’s independent registered public accounting firm Jimmy P. Lee, CPA, P.C., g

The Company noted that there was an omission of subscription receivable in the consolidated financial statements as of July 31, 2014 in the aggregate amount of $317,000, and necessity of revision for the footnotes of acquisitions and consolidation of variable interest entity to reflect a more accurate disclosure. The corrections are reflected in the restated consolidated financial statements contained in the Form 10-K/A to be filed.

Evaluation of Disclosure Controls and Procedures

In connection with the filing of the Original Form 10-K in November 2014, as amended in April 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and our then Acting Principal Financial Officer (who has subsequently departed the Company), we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2014. Based upon that evaluation, our Chief Executive Officer and our then Acting Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with the filing of the Original Form 10-K in November 2014, as amended in April 2015, and in connection with the preparation and filing of the above-described restatement and this Form 10-K/A, our management, with the participation of our Chief Executive Officer and our current Chief Financial Officer (who was also our Chief Executive Officer) re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our Chief Executive Officer and our current Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2014.

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

In connection with the filing of the Original Form 10-K in November 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and our then Acting Principal Financial Officer (who has subsequently departed the Company), we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2014. Based upon that evaluation, our Chief Executive Officer and our then Acting Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

In connection with the preparation and filing of the above-described restatement and this Form 10-K/A, the Company’s management, including our Chief Executive Officer and our current Chief Financial Officer (who was also our Chief Executive Officer)has re-evaluated the effectiveness of our internal control over financial reporting as of July 31, 2014 and concluded that, because of the material weaknesses described below, our internal control over financial reporting was not effective as of July 31, 2014.A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s re-evaluation of our internal control over financial reporting described above, our management has identified the following deficiencies that it believes constituted individually, and in the aggregate, material weaknesses in our internal control over financial reporting as of July 31, 2014:

-	Errors occurred in the consolidated financial statements as of July 31, 2014 that the balances in the equity section was not correctly presented, and the footnotes of acquisitions and consolidation of variable interest entity was not properly disclosed.

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

Other than as described above, there were no changes in our internal controls over financial reporting during the year ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and current Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

Other than as described above, there have not been any changes in our internal control over financial reporting during the year ended July 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Zhiqi Zhang has served as our Chief Executive Officer since July 29, 2014. Mr. Zhang has approximately 22 years’ experience in the legal industry. Mr. Zhang worked as an attorney at HeibeiJianan Law Firm from 2008 through July 31, 2014, when he ceased all operational activities at the firm, but has kept his attorney position at the firm while he works full time for the Company. HeibeiJianan Law Firm, has served as the Company’s outside general counsel since May 2013 and the outside general counsel for Sanhe City Lucksky Electrical Engineering Co., Ltd. since January 2014. Between 2000 and 2008, Mr. Zhang was an attorney at Hebei Landao Law Firm. From 1992 to 2000, Mr. Zhang was an attorney at Heibei Chengde Second Law Firm.

Zhou Jian has served as our Chairman of the Board since July 29, 2014, our General Manager since May 15, 2012 and a member of our Board of Directors since June 2, 2012 and the Executive Director of Sanhe since April 12, 2014. Since January 2005, Mr. Zhou has been the Chief Financial Officer of Hong Kong Xiangtian International Investment Group Co., Ltd. IN addition, he has been the Chairman of the Board of Directors of XiangtianKelitai Air Power Machinery since December 2011 and the Chairman of the Board of Directors of Beijing Xiangtian Hua-Chuang Air Power Science and Technology Institute Co., Ltd., each of which is involved in air power research and development. Mr. Zhou received a Bachelor’s degree in Accounting from Southwest Finance University (China). Mr. Zhou has extensive experience in finance and accounting, which we believe makes him well qualified to sit on our Board of Directors.

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

Xiangdong Liu has served as the project manager since June 5, 2014. Mr. Liu worked as the Vice Manager of Liaoning Xiangtian Pneumatic hybrid car Co., Ltd, where he was responsible for the management of the company and implementing various company regulations and documentary requirements. Between 2011 and 2013, Mr. Liu was employed at XiangtianKelitai Air Power Mechanical Co., Ltd. (now renamed to Luck Sky Holdings (Group) Co., Ltd.). From 2013 to April 12, 2014, Mr. Liu worked at served as the project manager with XiangtianKelitai Air Power Mechanical Co., Ltd.

Sha Yuhas served as the manager of Sanhe’s administration department since June 5, 2014. Ms. Yu joined Luck Sky Holdings (Group) Co., Ltd.) in 2012, and has worked in the administrative and finance department. Ms. Yu received a Bachelor’s degree in Economic Management from Chang Chun Finance College (China). Ms. Yu worked as a sales person in Southwest International Jewelry City, where she focused on the marketing and client relationship.

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

CODE OF ETHICS

We adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. Our Standards of Business Conduct and Finance Code of Professional Conduct apply to our officers, directors and all employees. Our Standard of Business Conduct provides guidelines to employees to report any suspected or known violations of the Finance Code of Professional Conduct, the Standards of Business Conduct, or other Company policies. Under the Code of Ethics and Standards of Business Conduct, all employees will:

•	Act with honesty and integrity, avoiding actual or apparent conflicts of interest in their personal and professional relationships.

•	Provide shareholders with information that is accurate, complete, objective, fair, relevant, timely, and understandable, including information in our filings with and other submissions to the U.S. Securities and Exchange Commission and other public bodies.

•	Comply with rules and regulations of federal, state, provincial and local governments, and of other appropriate private and public regulatory agencies.

•	Action in good faith, responsibly, with due care, competence, and diligence, without misrepresenting material facts or allowing one’s independent judgment to be subordinated.

•	Respect the confidentiality of information acquired in the course of one’s work except when authorized or otherwise legally obligated to disclose.

•	Not use confidential information acquired in the course of one’s work for personal advantage.

•	Share knowledge and maintain professional skills importance and relevancy to shareholders’ needs.

•	Proactively promote and be an example of ethical behavior as a responsible individual among peers, in the working environment and the community.

•	Exercise responsible use, control, and stewardship over all Company assets and resources that are employed by or entrusted to us.

•	Not coerce, manipulate, mislead, or unduly influence any authorized audit or interfere with any auditor engaged in the performance of an internal or independent audit of Company’s system of internal controls, financial statements, or accounting books and records.

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

ITEM 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table set forth information regarding beneficial ownership of our common stock as of October 20, 2014 (i) by each person who is known to us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated each stockholder has sole voting power and dispositive power with respect to the indicated shares.

Name & Address of Beneficial Owner(1) Executive Officers and Directors	Office, If Applicable	Amount and Nature of Beneficial Ownership		Percent of Class

Zhou Jian	General Manager, Director	264,850,740		44.8%
Zhou Deng Hua	Vice General Manager, Director	100,000,000		16.9%
Zhiqi Zhang	Chief Executive Officer	0		0%
Roy Thomas Phillips	Chief Operating Officer, Acting Chief Financial Officer	60,000,000	(2)	10.2%
Lifang Zhao
Dong Chang Fu Qu Zheng, Jia Zhen Zhao JiaCun 236, Liao Cheng, SH-252000, China		52,691,675		8.9%
Executive officers and directors as a group		424,850,740		71.9%

(1)	Unless otherwise indicated, the address for each director and officer is c/o Lucky Sky International Investment Holdings Limited, Unit 602, Causeway Bay Common Bldg 1, Sugar Street, CausewayBay, Hong Kong.
(2)	On September 23, 2013, the Company issued 60,000,000 shares of restricted common stock at $0.001 per share to Mr. Roy Thomas Phillips, who was a consultant to the Company and then served as the acting CFO of the Company beginning July 29, 2014. The shares were issued in contemplation of a secondary offering. The Company’s position is that these shares should be cancelled since no secondary offering was consummated. The Company is taking steps to have these shares canceled.

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

On June 22, 2014, LuckSky Group and Bezalel entered into a new consulting agreement with a term of one year to replace the 2013 Bezalel Agreement. Pursuant to the new consulting agreement, Bezalel agreed to provide similar advisory services to LuckSky Group, including planning for LuckSky Group to go public. Under the agreement, Bezalel received $120,000 after August 1, 2014, of which $100,000 as paid to Fiduciary Consultants.

On July 18, 2013, Sanhe borrowed $1,242,198 (RMB 7,722,000) pursuant to a loan agreement with XiangtianKelitai, Yanjiao Branch, a division of LuckSky Group, which is owned by Zhou Deng Rong. The loan is interest free, and matures on December 31, 2014. Of the principal amount of this loan, RMB 5,233,000 was initially paid by LuckSky Group to a third party supplier to purchase equipment that was later transferred to Sanhe. The remaining loan was used to purchase equipment necessary for producing components of compressed air energy storage power generators.

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

During the year ended July 31, 2014, LuckSky Group provided Sanhe with additional working capital and transferred to Sanhe its assets and liabilities related to the compressed air energy storage power generation technology and PV panel installations, but retained its other assets. On April 30, 2014, the inventory was sold to Sanhe by Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group, for $21,000 (RMB 130,919), its historical value. On May 19, 2014, Sanhe entered into an office equipment transfer (purchase) agreement with Xiangtian Kelitai, for a purchase price of $47,265 (RMB 162,900). The remaining fixed assets, including machinery, were sold to Sanhe for its book value by Xiangtian Kelitai on May 26, 2014. The aggregate purchase price for the fixed assets and inventory was $1,261,872 (RMB 7,844,300 of which $1,235,667 (RMB 7,681,400) remained due as of July 31, 2014.

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

On July 25, 2014, we entered into the Stock Purchase Agreement with Zhou Jian and Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe. We agreed to issue to Zhou Jian and Zhou Deng Rong 264,850,740 and 8,191,260 shares, respectively, of our common stock, representing 45.7% of the our issued and outstanding shares of common stock.

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

(b) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 25, 2012 by and between Goa Sweet Tours Ltd. and Xiangtian (USA) Air Power Co., Ltd. (previously filed with Current Report on 8-K on August 4, 2014)

2.2	Certificate of Ownership and Merger dated May 29, 2012 (previously filed with Current Report on 8-K on May 29, 2012)

2.3	Common Stock Purchase Agreement dated May 30, 2014 by and among the Registrant, Luck Sky (Hong Kong) Aerodynamic Electricity Limited and Zhou Jian (previously filed with Current Report on 8-K on June 9, 2014)

2.4	Common Stock Purchase Agreement dated July 25, 2014 by and among the Registrant, Zhou Deng Rong and Zhou Jian (previously filed with Current Report on 8-K on May 29, 2012)

3.1	Articles of Incorporation of the Registrant (previously filed with Form S-1 Registration Statement on September 18, 2009)

3.2	By-laws of the Registrant (previously filed with Form S-1 Registration Statement on September 18, 2009)

3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant dated August 14, 2013 ( previously filed with Current Report on 8-K on August 20, 2013)

10.1	Framework Agreement on Business Cooperation dated July 25, 2014 by and between Luck Sky Shen Zhen and Sanhe (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.2	Exclusive Option Agreement dated July 25, 2014 by and among Luck Sky HK, Luck Sky Shen Zhen, Zhou Deng Rong, Zhou Jian and Sanhe (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.3	Exclusive Management, Consulting and Training and Technical Service Agreement dated July 25, 2014 by and between Luck Sky Shen Zhen and Sanhe (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.4	Equity Pledge Agreement dated July 25, 2014 by and among Luck Sky Shen Zhen, Zhou Deng Rong, Zhou Jian, and Sanhe (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.5	Know-How Sub-License Agreement dated July 25, 2014 by and between Luck Sky Shen Zhen and Sanhe (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.6	Power-of-Attorney dated July 25, 2014 issued by Zhou Deng Rong and Zhou Jian to Luck Sky Shen Zhen (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.7	Licensing Agreement dated July 25, 2014 by and among Zhou Deng Rong, Zhou Jian and Luck Sky Shen Zhen (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.8	Licensing Agreement dated July 25, 2014 by and between LuckSky Group and Luck Sky Shen Zhen (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.9	Project Transfer Agreement dated February 28, 2014 by and between Sanhe and DeyangZhenlin Technology Co., Ltd. (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.10	Project Transfer Agreement dated April 18, 2014 by and between Sanhe and Bing Zhou Xin Tuo Natural Energy Electrical Engineering Limited (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.11	Project Transfer Agreement dated April 25, 2014 by and between Sanhe and Xianning Xiangtian Air Energy Electric Company (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.12	Lease Agreements dated May 1, 2014 by and between Sanhe and LuckSky Group (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.13	Lease Agreement dated April 1, 2014 by and between Sanhe and Sanhe Dong Yi (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.14	Consulting Agreement between Beijing Luck Sky Oriental Power Engineering LLC and Bezalel International LLC dated May 22, 2013 (previously filed with Current Report on 10-K/A on April 24, 2015)

10.15	Amendment to Project Transfer Agreement dated April 18, 2014 between Sanhe and Bing Zhou Xin Tuo Natural Energy Electrical Engineering Limited (translated to English) (previously filed with Current Report on 10-K on November 20, 2014)

10.16	Amendment to Project Transfer Agreement dated April 25, 2014 between Sanhe and Xianning Xiangtian Air Energy Electric Company (previously filed with Current Report on 10-K/A on April 24, 2015)

10.17	Consulting Agreement between Xiangtian (USA) Air Power Co., Ltd. and Bezalel International LLC dated June 22, 2014 (previously filed with Current Report on 10-K/A on April 24, 2015)

10.18	Equipment Transfer Contract dated May 19, 2014 between Sanhe and Xiangtian Kelitai (previously filed with Current Report on 10-K/A on April 24, 2015)

10.19	Loan Agreement dated July 18, 2013 between Sanhe and Xiangtian Kelitai, pursuant to which Sanhe borrowed RMB 7,722,000 from Xiangtian Kelitai (previously filed with Current Report on 10-K/A on April 24, 2015)

10.20	Loan Agreement dated April 1, 2014 between Sanhe and LuckSky Group, pursuant to which Sanhe borrowed RMB 3,000,000 from LuckSky Group (previously filed with Current Report on 10-K/A on April 24, 2015)

10.21	Inventory Transfer Agreement dated April 30, 2014 between Sanhe and Xiangtian Kelitai (previously filed with Current Report on 10-K/A on April 24, 2015)
21.1	List of Subsidiaries (previously filed with Current Report on 8-K on August 4, 2014)

31.1 and 31.2*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1 and 32.2*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated January 20, 2010 by the Company. (Filed with the Commission on Form 8-K dated January 20, 2010).

XBRL Exhibit

101.INS XBRL Instance Document.*

101.SCH XBRL Taxonomy Extension Schema Document.*

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.*

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

XIANGTIAN (USA) AIR POWER CO., LTD.

Date: September 10, 2015	By:	/s/ Zhiqi Zhang
	Name:	Zhiqi Zhang
	Title:	Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

XIANGTIAN (USA) AIR POWER CO., LTD.
(Registrant)

/s/ Zhou Jian
Zhou Jian
Director
Date: September 10, 2015

/s/ Zhou Deng Hua
Zhou Deng Hua
Director
Date: September 10, 2015

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

As discussed in Note 4 to the financial statements, the financial statements for the year ended July 31, 2014 have been restated to correct the accounting treatment regarding the omission of subscription receivables and certain revisions of the footnotes.

/s/ Jimmy P. Lee, CPA PC
Astoria, NY
November 13, 2014 except for the effects of the restatement described in Note 4, as to which the date is September 4, 2015

Xiangtian (USA) Air Power Co., Ltd.

Consolidated Balance Sheets

(Stated in US Dollars)

	July 31, 2014 (Restated)	July 31, 2013
ASSETS
Current assets
Cash and cash equivalence	$556,788	$1,640,007
Other receivables	23,791	-
Advances to suppliers	7,490,564	-
Inventory	9,645,526	-
Deferred tax asset	111,844	-
Other current asset	1,146,785	-
Total current assets	$18,975,298	$1,640,007

Non-current assets
Property, plant and equipment, net	$6,779,256	$-
Deposit for property, plant and equipment	1,590,581	-
Total non-current assets	8,369,837	-

Total assets	$27,345,135	$1,640,007

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$355,861	$1,500
Amount due to shareholders	18,934	-
Capital lease obligations – current	31,022	-
Amount due to director	430,928	8,999
Advances from related parties	3,080,147	97,110
Advance billings on contracts	11,831,607	-
Total current liabilities	15,748,499	107,609

Non-current liabilities
Capital lease obligations - non-current	2,718,106	-
Total non-current liabilities	2,718,106	-

Total liabilities	$18,466,605	$107,609

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 598,042,000and 8,000,000 shares issued and outstanding, respectively	598,042	8,000
Additional paid-in capital	9,451,675	1,704,943
Subscription receivable	(317,000)
Deficit accumulated	(862,211)	(181,017)
Accumulated other comprehensive gain	8,024	472
Total stockholders’ equity	8,878,530	1,532,398
Total liabilities and stockholders’ equity	$27,345,135	$1,640,007

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

Consolidated Statement of Operations and Comprehensive Loss

(Stated in US Dollars)

	For the Year Ended July 31, 2014 (Restated)	For the Year Ended July 31, 2013
Revenue	-	-

Cost of sales	$-	$-

Gross profit	$-	$-

Operating expenses:
Selling expenses	5,479	-
General and administrative expenses	745,127	87,589
Loss from operations	(750,606)	(87,589)

Other (expense) income
Interest expense	(44,909)	-
Exchange gain	389	-
Total other expense, net	(44,520)	-

Net loss before taxes	$(795,126)	$(87,589)

Income tax benefit	113,932	-

Net loss after taxes	$(681,194)	$(87,589)

Foreign currency translation adjustment	7,552	472

Comprehensive loss	(673,642)	(87,117)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	284,206,285	8,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Period from September 2, 2008 (Inception) through July 31, 2014

  (Stated in US Dollars)

	Common Stock		Additional			Other
	Shares	Par Value	Paid-in Capital	Subscription receivable	Deficit Accumulated	Comprehensive Income (Loss)	Total
Balances, September 2, 2008 (inception)	-	$-	$-	$-	$-	-	$-
Common stock issued for cash	5,000,000	5,000	20,000	-	-	-	25,000
Net loss	-	-	-	-	(19,525)	-	(19,525)

Balances, July 31, 2009	5,000,000	5,000	20,000	-	(19,525)	-	5,475
Common stock issued for cash	3,000,000	3,000	27,000	-	-	-	30,000
Net loss	-	-	-	-	(24,141)	-	(24,141)

Balances, July 31, 2010	8,000,000	8,000	47,000	-	(43,666)	-	11,334
Net loss	-	-	-	-	(18,818)	-	(18,818)

Balances, July 31, 2011	8,000,000	8,000	47,000	-	(62,484)	-	(7,484)
Sale of Goa Excursion	-	-	20,460	-	-	-	20,460
Donated rent	-	-	1,500	-	-	-	1,500
Net loss	-	-	-	-	(30,944)	-	(30,944)

Balances, July 31, 2012	8,000,000	8,000	68,960	-	(93,428)	-	(16,468)
Donated rent	-	-	6,000	-	-	-	6,000
Contribution from shareholders	-	-	1,629,983	-	-	-	1,629,983
Other comprehensive income	-	-	-	-	-	472	472
Net loss	-	-	-	-	87,589	-	87,589

Balances, July 31, 2013	8,000,000	8,000	1,704,943	-	(181,017)	472	1,532,398
Common stock issued	317,000,000	317,000	-	(317,000)	-	-	-
Common stock issued for the acquisition of Sanhe	273,042,000	273,042	(273,042)	-	-	-	-
Contribution from shareholders	-	-	8,013,774	-	-	-	8,013,774
Donated rent	-	-	6,000	-	-	-	6,000
Other comprehensive income	-	-	-	-	-	7,552	7,552
Net loss	-	-	-	-	(681,194)	-	(681,194)

Balances, July 31, 2014 (Restated)	598,042,000	$598,042	$9,451,675	$(317,000)	$(862,211)	8,024	$8,878,530

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

On May 30, 2014, the Company entered into a Stock Purchase Agreement and acquired 100% of the issued and outstanding shares of common stock of Luck Sky (Hong Kong) Aerodynamic Electricity Limited (“Luck Sky HK”), a Hong Kong corporation. Luck Sky (Shen Zhen) Aerodynamic Electricity Limited (“Luck Sky Shen Zhen”), a corporation incorporated under the laws of the People Republic of China (“PRC”), is a wholly owned subsidiary of Luck Sky HK. As a result of the acquisition, Luck Sky HK became a wholly owned subsidiary of the Company and Luck Sky Shen Zhen became an indirect subsidiary of the Company through Luck Sky HK.

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

Simultaneously, the Company entered into a common stock purchase agreement with Zhou Jian and Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe in consideration for the execution of the VIE Agreements and the acquisition of Sanhe. Pursuant to the Stock Purchase Agreement, the Company issued Zhou Jian and Zhou Deng Rong 264,850,740 and 8,191,260 shares, respectively, of our common stock, representing 45.7% of the our issued and outstanding shares of common stock.

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

Principle of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries, including the wholly-foreign owned enterprise ("WOFE"), and VIEs for which the Company is deemed the primary beneficiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company evaluates the need to consolidate its VIE in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.

The VIE agreement was not consummated until July 25, 2014, however, the purpose and design of the establishment of VIE, Sanhe, was to be consolidated under the Company through common control. ASC 810-10-25-38F states that a reporting entity’s involvement in the design of a VIE may indicate that the reporting entity had the opportunity and the incentive to establish arrangements that result in the reporting entity being the variable interest holder with the power to direct the activities that most significantly impact the VIE’s economic performance. As both the Company and the acquired VIE, Sanhe, are under the common control of Zhou Deng Rong and Zhou Jian immediately before and after the acquisition, this transaction was accounted for as a merger under common control, using merger accounting as if the merger had been consummated at the beginning of the earliest period presented, and no gain or loss was recognized. All the assets and liabilities of the VIE, Sanhe, are recorded at carrying value. Hence, Sanhe was consolidated under the Company since its inception due to the purpose and design of its establishment.

Details of the typical VIE structure of the Company's significant VIEs, primarily domestic companies associated with the operations of Sanhe, are set forth below:

•	Framework Agreement on Business Cooperation, entered between Luck Sky Shen Zhen and Sanhe, pursuant to which Luck Sky Shen Zhen and Sanhe have agreed to enter into a series of VIE agreements and to cooperate in all prospective of Sanhe’s business operation and management

•	Exclusive Management, Consulting and Training and Technical Service Agreement, entered between Luck Sky Shen Zhen and Sanhe, pursuant to which Luck Sky Shen Zhen has agreed to provide Sanhe with complete business support and technical support and related management, training and consulting services. In consideration for such services, Luck Sky Shen Zhen is entitled to receive an amount equal to 100% of Sanhe’s net income.

•	Exclusive Option Agreement, entered among Luck Sky HK, Luck Sky Shen Zhen, Zhou Deng Rong, Zhou Jian and Sanhe, pursuant to which Zhou Deng Rong and Zhou Jian, the owners of Sanhe, have granted to Luck Sky Shen Zhen and Luck Sky HK the irrevocable right and option to acquire all of their equity interests in Sanhe.

•	Equity Pledge Agreement, entered among Luck Sky Shen Zhen, Zhou Deng Rong, Zhou Jian, and Sanhe, pursuant to which Zhou Deng Rong and Zhou Jian, the owners of Sanhe, have pledged all of their rights, titles and interests in Sanhe to Luck Sky Shen Zhen to guarantee Sanhe’s performance of its obligations under all the other VIE Agreements

•	Know-How Sub-License Agreement, entered between Luck Sky Shen Zhen and Sanhe, pursuant to which Luck Sky Shen Zhen has granted Sanhe an exclusive right to use and develop a series of aerodynamics related patents and technologies with respect to electrical generation for commercial and residential structures, not including automobile and wind towers. Luck Sky Shen Zhen possesses the rights licensed under this agreement through two license agreements dated July 25, 2014 with Zhou Deng Rong, Zhou Jian and Lucksky Group, the owners of the aforesaid patents and technologies. For the sublicense contemplated under this Agreement, Sanhe will pay Luck Sky Shen Zhen an annual royalty fee of five percent of revenue; and

•	Power of Attorney. Pursuant to a power of attorney, each of the Sanhe stockholders agreed to irrevocably entrust Luck Sky Shen Zhen with his stockholder voting rights and other stockholder rights for representing him to exercise such rights at the stockholders’ meeting of Sanhe in accordance with applicable laws and its Article of Association, including, but not limited to, the right to sell or transfer all or any of his equity interest in Sanhe, and appoint and vote for the directors and Chairman of Sanhe as the authorized representative of the Sanhe stockholders. The term of each proxy and voting agreement is as long as each of the Sanhe stockholders is a shareholder of Sanhe and is binding on any transferee.

Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs and can have assets transferred out of the VIE under its control. Therefore, the Company considers that there is no asset in any of the consolidated VIE that can be used only to settle obligations of the VIE, except for registered capital and PRC statutory reserves. As all consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the VIE do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIE.

The Company’s total assets and liabilities presented in the consolidated financial statements represent substantially all of total assets and liabilities of the VIE because the other entities in the consolidation are non-operating holding entities with nominal assets and liabilities.

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

NOTE 4 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

Note 1 - NATURE OF OPERATIONS

Note 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Note 5 - ACQUISITIONS

Note 8 - RELATED PARTY TRANSACTIONS

Note 11 - CAPITAL STOCK AND EQUITY TRANSACTIONS

Note 13 - COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

The following tables present the effect of the correction discussed above and other adjustments on selected line items of our previously reported consolidated financial statements as of and for the years ended July 31, 2014.

	As of and for the Year Ended July 31, 2014
	Previously Reported	Adjustments	Restated
Consolidated Balance Sheets

STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 598,042,000and 8,000,000 shares issued and outstanding, respectively	$531,042	$67,000	$598,042
Additional paid-in capital	9,201,675	250,000	9,451,675
Subscription receivable	-	(317,000)	(317,000)

Consolidated Statement of Operations and Comprehensive Loss
Weighted average number of common shares outstanding - basic and diluted	263,079,329	21,126,956	284,206,285

NOTE 5 – ACQUISITIONS

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

Acquisition of Luck Sky (Hong Kong) Aerodynamic Electricity Limited (“Luck Sky HK”)

In order to comply with the PRC laws, rules and regulations that restrict foreign ownership of PRC companies, the management of the Company has made the following arrangement to go public in the United States of America (the “Going Public Arrangement”).On May 30, 2014, the Company entered into the Stock Purchase Agreement with Zhou Jian, the sole shareholder of Luck Sky HK, a Hong Kong corporation, pursuant to which it purchased 100% of the issued and outstanding shares of common stock of Luck Sky HK. The Company paid Zhou Jian a purchase price in the amount of HKD $10,000.00 (approximately USD$1,289.98) in cash which is equal to amount of its registered capital.  Zhou Jian, a director of the Company, is also the son of the former CEO of the Company, and a nephew of Mr. Zhou Deng Hua (a director and shareholder of the Company), as a result, the acquisition was accounted for as an acquisition from an entity under common control and the asset was recorded at Luck Sky HK’s historical cost.

Luck Sky HK and Luck Sky Shen Zhen, a wholly owned subsidiary of Luck Sky HK, had no operating business, no liabilities and nominal assets as of the date of the acquisition. As a result of the acquisition, Luck Sky HK became our wholly owned subsidiary and Luck Sky Shen Zhen became our indirect subsidiary through Luck Sky HK.

Acquisition of Sanhe City Lucksky Electrical Engineering Co., Ltd. (“Sanhe”)

As part of the Going Public Arrangement, on July 25, 2014, Luck Sky Shen Zhen, the Company’s indirectly wholly-owned subsidiary, Sanhe City Lucksky Electrical Engineering Co., Ltd. (“Sanhe”), a corporation incorporated under the laws of the PRC; Mr. Zhou Jian and Mr. Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe; entered into a series of agreements known as VIE Agreements pursuant to which Sanhe became Luck Sky Shen Zhen’s affiliate through contractual control. The purpose and effect of the VIE Agreements is to provide Luck Sky Shen Zhen with all of the management, control and net profits of Sanhe.

Simultaneously, the Company entered into a common stock purchase agreement with Zhou Jian and Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe, in consideration for the execution of the VIE Agreements and the acquisition of Sanhe. Pursuant to such common stock purchase agreement, the Company issued Zhou Jian and Zhou Deng Rong 264,850,740 and 8,191,260 shares, respectively, of our common stock, representing a total of 45.7% of the our issued and outstanding shares of common stock.

NOTE 6– INVENTORIES

Inventories consist of the following:

	July 31,	July 31,
	2014	2013
Raw materials	$115,839	$-
Accessory parts	635,708	-
Contracts work in progress	8,893,979	-
Total	$9,645,526	$-

NOTE 7- PROPERTY, PLANT AND EQUIPMENT

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

NOTE 8- RELATED PARTY TRANSACTIONS

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

On May 30, 2014, the Company entered into the Stock Purchase Agreement with Zhou Jian, the sole shareholder of Luck Sky HK, a Hong Kong corporation, pursuant to which it purchased 100% of the issued and outstanding shares of common stock of Luck Sky HK. The Company paid Zhou Jian a purchase price in the amount of HKD $10,000.00 (approximately USD$1,289.98) in cash which is equal to amount of its registered capital.  Zhou Jian, a director of the Company, is also the son of the former CEO of the Company, and a nephew of Mr. Zhou Deng Hua (a director and shareholder of the Company), as a result, the acquisition was accounted for as an acquisition from an entity under common control and the asset was recorded at Luck Sky HK’s historical cost.

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

On April 28, 2012, Zhou Jian obtained the right of usage of 44.3 acres agricultural land where our principal office, factory and dormitory are located for 18 years and 8 months, starting May 1, 2012. The annual price paid for such usage rights is $5,617 (RMB 34,510). On May 1, 2012, Zhou Jian signed a commitment letter that allowed XiangtianKelitai, Yanjiao Branch, a division of LuckSky Group to use this agricultural land. LuckSky Group constructed the buildings on such agricultural land. In the event we are unable to use our principal factory and office space as a result of this usage issue, the lease provides that LuckSky Group will use every effort to complete and perfect the ownership and usage rights, or provide Sanhe with equivalent space.

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

On July 25, 2014, the Company entered into the Stock Purchase Agreement with Zhou Jian and Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe. The Company agreed to issue to Zhou Jian and Zhou Deng Rong 264,850,740 and 8,191,260 shares, respectively, of the Company’s common stock, representing 45.7% of the issued and outstanding shares of common stock.

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

NOTE 9 -GOVERNMENT CONTRIBUTION PLAN

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

NOTE 10 - STATUTORY RESERVE

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

NOTE 11 - CAPITAL STOCK AND EQUITY TRANSACTIONS

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

On September 23, 2013, the Company issued a total of 67,000,000 shares of restricted common stock at $0.001 per share, such that 60,000,000 shares were issued to Mr. Roy Thomas Phillips, who was then a consultant to the Company and later served as the acting CFO of the Company beginning July 29, 2014, and 7,000,000 shares were issued to two other non-related parties. The shares were issued in contemplation of a secondary offering. The Company takes the position that these shares should be cancelled since no secondary offering was consummated. The Company is taking steps to have these shares canceled. The Company valued the 67,000,000 shares of common stock issued at $67,000 as there was no market for the Company’s common stock and it has limited or no trading; and there is thought to be minimal value in the Company at the time of issuance, therefore the par value is thought to match the assumed market price of the Company’s common stock which is at $0.001 per share.

On July 25, 2014, we entered into the Stock Purchase Agreement in connection with the acquisition of Sanhe with Zhou Jian and Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe. We agreed to issue to Zhou Jian and Zhou Deng Rong 264,850,740 and 8,191,260 shares, respectively, of our common stock, representing 45.7% of the our issued and outstanding shares of common stock.

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

NOTE 12 - INCOME TAXES

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

NOTE 13. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

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

On September 23, 2013, the Company issued 60,000,000 shares of restricted common stock at $0.001 per share to Mr. Roy Thomas Phillips, who was then a consultant to the Company and later served as the acting CFO of the Company beginning July 29, 2014, and two other non-related parties, obtained a total of 7,000,000 shares of restricted common stock. The shares were issued in contemplation of a secondary offering. The Company takes the position that these shares should be cancelled since no secondary offering was consummated. The Company is taking steps to have these shares canceled. The Company valued the 67,000,000 shares of common stock issued at $67,000 as there was no market for the Company’s common stock and it has limited or no trading; and there is thought to be minimal value in the Company at the time of issuance, therefore the par value is thought to match the assumed market price of the Company’s common stock which is at $0.001 per share. The issuance of these securities could result in further dilution to the Company’s stockholders which effects the earnings (loss) per share amount of the Company. The Company might incur additional expenses to have these shares canceled. For the year ended July 31, 2014, the dilutive effect of not canceling the 67,000,000 shares is incorporated in the consolidated financial statements as the Company recorded such shares as issued and outstanding. The loss per share remained $0.00 with the dilutive effect of not canceling such shares. If the shares are not voluntarily returned for cancellation, the Company will need to commence litigation in Delaware to obtain a judgment to cancel the shares for lack of consideration. At this time, the Company is unable to estimate the cost such litigation if it takes place.