Form 10-Q/A
period 2014-10-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2015-09-10
CIK 1472468

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

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 598, 042,000 shares of common stock, $0.001 par value outstanding at December 10, 2014. The registrant has no other class of common equity.

EXPLANATORY NOTE

Xiangtian (USA) Air Power Co., Ltd. (together with its subsidiaries, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this amendment (this “Amendment” or “Form 10Q/A”) to its Quarterly Report on Form 10-Q for the period October 31, 2014, originally filed on December 18, 2014, as amended on April 24, 2015, (the “Original Form 10-Q”) to reflect the restatement of its consolidated financial statements for the period ended October 31, 2014, and related disclosures described below. The restatement of the Original Form 10-Q reflected in this Amendment corrects errors principally related to our omission of subscription receivable in the aggregate amount of $317,000 in the consolidated financial statements, and revises the disclosure of acquisitions and consolidation of variable interest entity. Concurrently with the filing of this Amendment, we are also filing an amendment to our Annual Report on Form 10-K for the fiscal year ended July 31, 2014, as well as Quarterly Report on Form 10-Q for the first three quarters in the fiscal year ended July 31, 2014, and second and third fiscal quarters in the fiscal year ended July 31, 2015 to reflect the restatement of our consolidated financial statements as of and for the fiscal year and the rest of the fiscal quarters, which reflects the correction of the same type of error with respect to such period. Original Form 10-Q as listed in “Items Amended by this Filing” below, as a result of the restatement of our financial statements. Other disclosures in the Original Form 10-Q remain unchanged.

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

Items Amended by this Filing

This Amendment reflects the results of the work described above and includes the restatement of our consolidated financial statements for the year ended July 31, 2014, and periods ended October 31, 2014 and 2013. For the convenience of the reader, this Amendment sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the restatement and other related adjustments, internal control matters, and as otherwise specifically indicated. Specifically, the following items included in the Original Form 10-Q are amended by this Amendment:

-	Part I, Item 1, Financial Statements

-	Part I, Item 4, Controls and Procedures

Internal Control Considerations

In connection with the restatement and the Audit Committee’s review, management has re-evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2014 and the effectiveness of the Company’s internal control over financial reporting as of October 31, 2014 based on the framework in “Internal Control—Integrated Framework (1992 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such re-evaluation, management has determined that the Company had material weaknesses in its internal control over financial reporting as of October 31, 2014 related to consolidation procedures. As a result, management has determined that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of October 31, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective. We are currently in the process of remediating the weaknesses in internal control over financial reporting referred to above by designing and implementing new procedures and controls throughout the Company and its subsidiaries. For a discussion of management’s consideration of our disclosure controls and procedures and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amendment.

PART I. FINANCIAL INFORMATION

Xiangtian (USA) Air Power Co., Ltd.

Consolidated Balance Sheets

(Stated in US Dollars)

	October 31, 2014 (Restated)	July 31, 2014 (Restated)
	(Unaudited)	(Audited)

Current assets
Cash and cash equivalence	$431,974	$556,788
Other receivables	30,583	23,791
Advances to suppliers	6,400,173	7,490,564
Inventory	10,675,807	9,645,526
Deferred tax asset	193,197	111,844
Other current asset	2,387,200	1,146,785
Total current assets	$20,118,934	$18,975,298

Non-current assets
Property, plant and equipment, net	$8,043,814	$6,779,256
Deposit for property, plant and equipment	174,832	1,590,581
Total non-current assets	8,218,646	8,369,837

Total assets	$28,337,580	$27,345,135

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$393,586	$355,861
Amount due to shareholders	19,256	18,934
Capital lease interest payable to related parties	84,036	52,542
Capital lease obligations – current	39,121	31,022
Amount due to director	431,125	430,928
Advances from related parties	2,311,920	3,027,605
Advance billings on contracts	13,554,414	11,831,607
Total current liabilities	16,833,458	15,748,499

Non-current liabilities
Capital lease obligations - non-current	2,764,354	2,718,106
Total non-current liabilities	2,764,354	2,718,106

Total liabilities	$19,597,812	$18,466,605

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding		-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 598,042,000 shares issued and outstanding, respectively	598,042	598,042
Additional paid-in capital	9,453,175	9,451,675,
Subscription receivable	(317,000)	(317,000)
Deficit accumulated	(1,166,628)	(862,211)
Accumulated other comprehensive gain	172,179	8,024
Total stockholders’ equity	8,739,768	8,878,530
Total liabilities and stockholders’ equity	$28,337,580	$27,345,135

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

Consolidated Statement of Operations and Comprehensive Loss

(Stated in US Dollars)

(Unaudited)

	For the Three Months Ended October 31, 2014 (Restated)	For the Three Months Ended October 31, 2013 (Restated)
Revenue	-	-

Cost of sales	$-	$-

Gross profit	$-	$-

Operating expenses:
Selling expenses	5,335	-
General and administrative expenses	339,716	116,382
Loss from operations	345,051	116,382

Other (expense) income
Interest expense	(37,865)	-
Exchange loss	(609)	-
Total other expense, net	(38,474)	-

Net loss before taxes	$(383,525)	(116,382)

Income tax benefit	79,107	-

Net loss after taxes	$(304,418)	(116,382)

Foreign currency translation adjustment	164,155	21,256

Comprehensive loss	(140,263)	(95,126)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	598,042,000	142,380,435

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

On May 30, 2014, the Company entered into a Stock Purchase Agreement and acquired 100% of the issued and outstanding shares of common stock of Luck Sky (Hong Kong) Aerodynamic Electricity Limited (“Luck Sky HK”), a Hong Kong corporation. Luck Sky (Shen Zhen) Aerodynamic Electricity Limited (“Luck Sky Shen Zhen”), a corporation incorporated under the laws of the People Republic of China (“PRC”), is a wholly owned subsidiary of Luck Sky HK. iAs a result of the acquisition, Luck Sky HK became a wholly owned subsidiary of the Company and Luck Sky Shen Zhen became an indirect subsidiary of the Company through Luck Sky HK.

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

The following financial statement amounts and balances of the VIE, which is established on August 6, 2014, were included in the accompanying consolidated financial statements as of October 31, 2014 and July 31,2014 and for the three months ended October 31, 2014 and 2013, respectively:

	October 31, 2014	July 31, 2014
Total assets	$28,304,635	$27,312,036
Total liabilities	18,690,461	17,618,765

	For the three months	For the three months
	Ended	Ended
	October 31, 2014	October 31, 2013

Net loss	$242,971	$462,010

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of October 31, 2014 and July 31, 2014 .

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers , which provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle the ASU includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. The standard also specifies the accounting for some costs to obtain or fulfill a contract with a customer and requires expanded disclosures about revenue recognition. The standard provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. This ASU is effective January 1, 2017. The Company is currently assessing this ASU’s impact on the Company’s consolidated results of operations and financial condition.

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

Note 5 - ACQUISITIONS

Note 8 - RELATED PARTY TRANSACTIONS

Note 11 - CAPITAL STOCK AND EQUITY TRANSACTIONS

Note 13 - COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

The following tables present the effect of the correction discussed above and other adjustments on selected line items of our previously reported consolidated financial statements as of and for the period ended October 31, 2014 and 2013, and the year ended July 31, 2014.

	As of and for the Period Ended October 31, 2014
	Previously Reported	Adjustments	Restated
Consolidated Balance Sheets

STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 598,042,000 shares issued and outstanding, respectively	$531,042	$67,000	$598,042
Additional paid-in capital	9,203,175	250,000	9,453,175
Subscription receivable	-	(317,000)	(317,000)

Consolidated Statement of Operations and Comprehensive Loss

For the three months ended October 31,, 2014,

Weighted average number of common shares outstanding - basic and diluted	531,042,000	67,000,000	598,042,000

	For the Year Ended July 31, 2014
	Previously Reported	Adjustments	Restated
Consolidated Balance Sheets

STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 591,042,000 shares issued and outstanding, respectively	$531,042	$67,000	$598,042
Additional paid-in capital	9,201,675	250,000	9,451,675
Subscription receivable	-	(317,000)	(317,000)

For the period ended October 31, 2013

Consolidated Statement of Operations and Comprehensive Loss

For the three months ended October 31,, 2013,

Weighted average number of common shares outstanding - basic and diluted	111,260,870	31,119,565	142,480,435

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

Acquisition of Luck Sky (Hong Kong) Aerodynamic Electricity Limited (“Luck Sky HK”)

In order to comply with the PRC laws, rules and regulations that restrict foreign ownership of PRC companies,the management of the Company has made the following arrangement to go public in the United States of America (the “Going Public Arrangement”).On May 30, 2014, the Company entered into the Stock Purchase Agreement with Zhou Jian, the sole shareholder of Luck Sky HK, a Hong Kong corporation, pursuant to which it purchased 100% of the issued and outstanding shares of common stock of Luck Sky HK. The Company paid Zhou Jian a purchase price in the amount of HKD $10,000.00 (approximately USD$1,289.98) in cash which is equal to amount of its registered capital.  Zhou Jian, a director of the Company,is also the son of the former CEO of the Company, and a nephew of Mr. Zhou Deng Hua (a director and shareholder of the Company), as a result, the acquisition was accounted for as an acquisition from an entity under common control and the asset was recorded at Luck Sky HK’s historical cost.

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

Acquisition of Sanhe City Lucksky Electrical Engineering Co., Ltd. (“Sanhe”)

As part of the Going Public Arrangement, on July 25, 2014, Luck Sky Shen Zhen, the Company’s indirectly wholly-owned subsidiary,Sanhe City Lucksky Electrical Engineering Co., Ltd. (“Sanhe”), a corporation incorporated under the laws of the PRC; Mr. Zhou Jian and Mr. Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe; entered into a series of agreements known as VIE Agreements pursuant to which Sanhe became Luck Sky Shen Zhen’s affiliate through contractual control. The purpose and effect of the VIE Agreements is to provide Luck Sky Shen Zhen with all of the management, control and net profits of Sanhe.

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

NOTE 6 – INVENTORIES

Inventories consist of the following:

	October 31,	July 31,
	2014	2014
Raw materials	$70,920	$115,839
Accessory parts	912,404	635,708
Contracts work in progress	9,692,483	8,893,979
Total	$10,675,807	$9,645,526

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

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

NOTE 8 - RELATED PARTY TRANSACTIONS

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

NOTE 9 GOVERNMENT CONTRIBUTION PLAN

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

NOTE 10. STATUTORY RESERVE

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

NOTE 13. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of October 31, 2014 and July 31, 2014, the Company has a capital commitment of $28,056, 451 and $27,777,872, respectively.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory as of October 31, 2014 are payable as follows:

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

On September 23, 2013, the Company issued 60,000,000 shares of restricted common stock at $0.001 per share to Mr. Roy Thomas Phillips, who was then a consultant to the Company and later served as the acting CFO of the Company beginning July 29, 2014, and two other non-related parties, obtained a total of 7,000,000 shares of restricted common stock. The shares were issued in contemplation of a secondary offering. The Company takes the position that these shares should be cancelled since no secondary offering was consummated. The Company is taking steps to have these shares canceled. The Company valued the 67,000,000 shares of common stock issued at $67,000 as there was no market for the Company’s common stock and it has limited or no trading; and there is thought to be minimal value in the Company at the time of issuance, therefore the par value is thought to match the assumed market price of the Company’s common stock which is at $0.001 per share. The issuance of these securities could result in further dilution to the Company’s stockholders which effects the earnings (loss) per share amount of the Company. The Company might incur additional expenses to have these shares canceled. For the period ended October 31, 2014, the dilutive effect of not canceling the 67,000,000 shares is incorporated in the consolidated financial statements as the Company recorded such shares as issued and outstanding. The loss per share remained $0.00 with the dilutive effect of not canceling such shares. If the shares are not voluntarily returned for cancellation, the Company will need to commence litigation in Delaware to obtain a judgment to cancel the shares for lack of consideration. At this time, the Company is unable to estimate the cost such litigation if it takes place.

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

There were no projects completed as of October 31, 2014. In the course of developing such projects, we continue to sustain losses and have not generated any revenues. We expect to finance operations primarily through non-interest bearing loans from the Company’s directors and progress billings on the ongoing projects. A mounts due to related parties declined to $2,311,920 as of October 31, 2014 from $3,027,605 as of July 31, 2014. We estimate that our cash and cash equivalents and projected cash receipts from operations are sufficient to fund operations for the next six months. When additional funds become required, the additional funding may come from equity financing from the sale of our common stock, but there can be no assurance that such financing will be available on acceptable terms. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers , which provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle the ASU includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. The standard also specifies the accounting for some costs to obtain or fulfill a contract with a customer and requires expanded disclosures about revenue recognition. The standard provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. This ASU is effective January 1, 2017. The Company is currently assessing this ASU’s impact on the Company’s consolidated results of operations and financial condition.

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

In connection with the preparation and filing of the Original Form 10-Q in December 2014, the Company’s management, including our Chief Executive Officer and Acting Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2014 based on the framework set forth in “Internal Control—Integrated Framework (September 1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, the Company’s management concluded at that time that, as of October 31, 2014, the Company’s internal control over financial reporting was effective based on the COSO criteria.

In connection with the preparation and filing of the above-described restatement and this Form 10-Q/A, the Company’s management, including our current Chief Executive Officer and our Acting Chief Financial Officer, has re-evaluated the effectiveness of our internal control over financial reporting as of October 31, 2014 and concluded that, because of the material weaknesses described below, our internal control over financial reporting was not effective as of October 31, 2014.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s re-evaluation of our internal control over financial reporting described above, our management has identified the following deficiencies that it believes constituted individually, and in the aggregate, material weaknesses in our internal control over financial reporting as of October 31, 2014:

-	Errors occurred in the consolidated financial statements as of October 31, 2014 that the balances in the equity section was not correctly presented, and the footnotes of acquisitions and consolidation of variable interest entity was not properly disclosed.

Some or all of the material weaknesses described above resulted in material misstatements in our annual and interim consolidated financial statements. Because of the foregoing matters, our management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2014.

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

Changes in internal control over Financial Reporting

Other than as described above, there have not been any changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

XBRL Exhibit

101.INS† XBRL Instance Document.*

101.SCH† XBRL Taxonomy Extension Schema Document.*

101.CAL† XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF† XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB† XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE† XBRL Taxonomy Extension Presentation Linkbase Document.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XIANGTIAN (USA) AIR POWER CO., LTD.

By:	/s/ Zhiqi Zhang
Chief Executive Officer Acting Chief Financial Officer
(Principal Executive Officer) (Principal Financial Officer)

Date: September 10, 2015

