Form 10-Q/A
period 2015-01-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2015-09-10
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 598,042,000 shares of common stock, $0.001 par value outstanding at March 16, 2015. The registrant has no other class of common equity.

EXPLANATORY NOTE

Xiangtian (USA) Air Power Co., Ltd. (together with its subsidiaries, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this amendment (this “Amendment” or “Form 10Q/A”) to its Quarterly Report on Form 10-Q for the period January 31, 2015, originally filed on March 17, 2015, (the “Original Form 10-Q”) to reflect the restatement of its consolidated financial statements for the period ended January 31, 2015, and related disclosures described below. The restatement of the Original Form 10-Q reflected in this Amendment corrects errors principally related to our omission of subscription receivable in the aggregate amount of $317,000 in the consolidated financial statements, and revises the disclosure of acquisitions and consolidation of variable interest entity. Concurrently with the filing of this Amendment, we are also filing an amendment to our Annual Report on Form 10-K for the fiscal year ended July 31, 2014, as well as Quarterly Report on Form 10-Q for the first three quarters in the fiscal year ended July 31, 2014, and first and third fiscal quarters in the fiscal year ended July 31, 2015 to reflect the restatement of our consolidated financial statements as of and for the fiscal year and the rest of the fiscal quarters, which reflects the correction of the same type of error with respect to such period. Original Form 10-Q as listed in “Items Amended by this Filing” below, as a result of the restatement of our financial statements. Other disclosures in the Original Form 10-Q remain unchanged.

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

Items Amended by this Filing

This Amendment reflects the results of the work described above and includes the restatement of our consolidated financial statements for the year ended July 31, 2014, and periods ended January 31, 2015 and 2014. For the convenience of the reader, this Amendment sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the restatement and other related adjustments, internal control matters, and as otherwise specifically indicated. Specifically, the following items included in the Original Form 10-Q are amended by this Amendment:

-	Part I, Item 1, Financial Statements

-	Part I, Item 4, Controls and Procedures

Internal Control Considerations

In connection with the restatement and the Audit Committee’s review, management has re-evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2015 and the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015 based on the framework in “Internal Control—Integrated Framework (1992 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such re-evaluation, management has determined that the Company had material weaknesses in its internal control over financial reporting as of January 31, 2015 related to consolidation procedures. As a result, management has determined that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of January 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective. We are currently in the process of remediating the weaknesses in internal control over financial reporting referred to above by designing and implementing new procedures and controls throughout the Company and its subsidiaries. For a discussion of management’s consideration of our disclosure controls and procedures and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amendment.

PART I. FINANCIAL INFORMATION

Xiangtian (USA) Air Power Co., Ltd.

Consolidated Balance Sheets

(Stated in US Dollars)

	January 31, 2015 (Restated)	July 31, 2014 (Restated)
	(Unaudited)	(Audited)

Current assets
Cash and cash equivalence	$420,917	$556,788
Other receivables	1,637,096	23,791
Advances to suppliers	9,573,042	7,490,564
Inventory	10,913,849	9,645,526
Deferred tax asset	267,509	111,844
Other current asset	1,153,618	1,146,785
Total current assets	$23,966,031	$18,975,298

Non-current assets
Property, plant and equipment, net	$7,836,151	$6,779,256
Deposit for property, plant and equipment	90,247	1,590,581
Total non-current assets	7,926,398	8,369,837

Total assets	$31,892,429	$27,345,135

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$489,785	$355,861
Amount due to shareholders	18,834	18,934
Capital lease interest payable to related parties	126,806	52,542
Capital lease obligations - current	54,464	31,022
Amount due to director	431,852	430,928
Advances to related parties	667,643	3,027,605
Advance billings on contracts	19,244,792	11,831,607
Total current liabilities	21,034,176	15,748,499

Non-current liabilities
Capital lease obligations - non-current	2,687,509	2,718,106
Total non-current liabilities	2,687,509	2,718,106

Total liabilities	$23,721,685	$18,466,605

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding		-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 598,042,000 shares issued and outstanding, respectively	598,042	598,042
Additional paid-in capital	9,454,675	9,451,675
Subscription receivable	(317,000)	(317,000)
Deficit accumulated	(1,528,903)	(862,211)
Accumulated other comprehensive gain	(36,070)	8,024
Total stockholders’ equity	8,170,744	8,878,530
Total liabilities and stockholders’ equity	$31,892,429	$27,345,135

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

Consolidated Statement of Operations and Comprehensive Loss

(Stated in US Dollars)

(Unaudited)

	For the Three Months Ended January 31, 2015 (Restated)	For the Three Months Ended January 31, 2014 (Restated)	For the Six Months Ended January 31, 2015 (Restated)	For the Six Months Ended January 31, 2014 (Restated)
Revenue	-	-	-	-

Cost of sales	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Operating expenses:
Selling expenses	5,325	-	10,660	-
General and administrative expenses	391,595	96,814	731,311	213,196
Loss from operations	396,920	96,814	741,971	213,196

Other (expense) income
Interest expense	(44,926)	583	(82,791)	583
Exchange loss	106	-	(503)	-
Total other (expense) income, net	(44,820)	583	(83,294)	583

Net loss before taxes	$(441,740)	(96,231)	$(825,265)	(212,613)

Income tax benefit	79,465	10,404	158,573	10,404

Net loss after taxes	$(362,275)	(85,827)	$(666,692)	(202,209)

Foreign currency translation adjustment	(208,249)	(9,012)	(44,094)	12,244

Comprehensive loss	(570,524)	(94,839)	(710,786)	(189,965)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	598,042,000	325,000,000	598,042,000	233,690,217

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

On September 15, 2013, the Company entered into anacquisitionagreement by means of a merger of LuckSky (Hong Kong) Shares Limited (“HK Shares”), a Hong Kong corporation, for 250,000,000 shares of common stock of the Company. As a result of the acquisition, HK Shares was merged into the Company.

On May 30, 2014, the Company entered into aStock Purchase Agreement and acquired 100% of the issued and outstanding shares of common stock of Luck Sky (Hong Kong) Aerodynamic Electricity Limited (“Luck Sky HK”), a Hong Kong corporation. Luck Sky (Shen Zhen) Aerodynamic Electricity Limited (“Luck Sky Shen Zhen”), a corporation incorporated under the laws of the People Republic of China (“PRC”), is a wholly owned subsidiary of Luck Sky HK. iAs a result of the acquisition, Luck Sky HK became a wholly owned subsidiary of the Company and Luck Sky Shen Zhen became an indirect subsidiary of the Company through Luck Sky HK.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of January 31, 2015 and July 31, 2014 .

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

Note 5 - ACQUISITIONS

Note 8 - RELATED PARTY TRANSACTIONS

Note 11 - CAPITAL STOCK AND EQUITY TRANSACTIONS

Note 13 - COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

The following tables present the effect of the correction discussed above and other adjustments on selected line items of our previously reported consolidated financial statements as of and for the period ended January 31, 2015 and 2014, and the year ended July 31, 2014.

	As of and for the Period Ended January 31, 2015

	Previously Reported	Adjustments	Restated
Consolidated Balance Sheets

STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 598,042,000and 8,000,000 shares issued and outstanding, respectively	$531,042	$67,000	$598,042
Additional paid-in capital	9,204,675	250,000	9,454,615
Subscription receivable	-	(317,000)	(317,000)

Consolidated Statement of Operations and Comprehensive Loss

For the three and six month period January 31, 2015
Weighted average number of common shares outstanding - basic and diluted	531,042,000	67,000,000	598,042,000

	For the Year Ended July 31, 2014

	Previously Reported	Adjustments	Restated

Consolidated Balance Sheets

STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 598,042,000and 8,000,000 shares issued and outstanding, respectively	$531,042	$67,000	$598,042
Additional paid-in capital	9,201,675	250,000	9,451,675
Subscription receivable	-	(317,000)	(317,000)

	For the Period Ended January 31, 2014

Consolidated Statement of Operations and Comprehensive Loss

For the three months ended January 31,, 2014, Weighted average number of common shares outstanding - basic and diluted	258,000,000	67,000,000	325,000,000

For the six months ended January 31,, 2014, Weighted average number of common shares outstanding - basic and diluted	184,630,435	49,059,782	233,690,217

NOTE 5 – ACQUISITIONS

Acquisition of Luck Sky (Hong Kong) Shares Limited (“HK Shares”)

On September 15, 2013, the Company entered into an agreement to acquireHK Shares, a Hong Kong corporation, for 250,000,000 shares of common stock of the Company. Prior to the acquisition, HK Shares was majority owned (approximately 41%) by Mr. Zhou Deng Hua who is the brother of the former CEO of the Company and a director of the Company.On September 23, 2013, the Company issued 250,000,000 shares of common stock to the shareholders of HK Sharesinexchange for 250,000,000 shares of HK Shares subscribed at $0.001 per share for a total amount of $250,000.At the completion of the acquisition, HK Shares was merged into the Company.

HK Shares was formed in September 24, 2013 and issued 250,000,000 shares at $0.001 to 24 shareholders for a total of $250,000. The shares subscribed were to be paid up within two years from the date of subscription. On the date of the merger acquisitionHK Shares hadno operations other than the subscription receivable; and accordingly, the transaction was accounted for as an acquisition from related party.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

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

Since inception, the Company’s shareholders have paid several employees’ salaries on behalf of the Company. As of January 31, 2015 and July 31, 2014, the amount due to shareholders was $18,834 and $18,934, respectively. The Company promised to pay this debt once we have sufficient cash flow.

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

NOTE 9. GOVERNMENT CONTRIBUTION PLAN

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

NOTE 12 - INCOME TAXES

United States

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at January 31, 2015 and July 31, 2014 as follows:

	January 31, 2015	July 31, 2014
Deferred tax assets:
Net operating losses	$232,033	$170,552

Total deferred tax assets	232,033	170,552
Less: valuation allowance	(232,033)	(170,552)

Deferred tax assets, net	$-	$-

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

On September 23, 2013, the Company issued 60,000,000 shares of restricted common stock at $0.001 per share to Mr. Roy Thomas Phillips, who was then a consultant to the Company and later served as the acting CFO of the Company beginning July 29, 2014, and two other non-related parties, obtained a total of 7,000,000 shares of restricted common stock. The shares were issued in contemplation of a secondary offering. The Company takes the position that these shares should be cancelled since no secondary offering was consummated. The Company is taking steps to have these shares canceled. The Company valued the 67,000,000 shares of common stock issued at $67,000 as there was no market for the Company’s common stock and it has limited or no trading; and there is thought to be minimal value in the Company at the time of issuance, therefore the par value is thought to match the assumed market price of the Company’s common stock which is at $0.001 per share. The issuance of these securities could result in further dilution to the Company’s stockholders which effects the earnings (loss) per share amount of the Company. The Company might incur additional expenses to have these shares canceled. For the period ended January 31, 2015, the dilutive effect of not canceling the 67,000,000 shares is incorporated in the consolidated financial statements as the Company recorded such shares as issued and outstanding. The loss per share remained $0.00 with the dilutive effect of not canceling such shares. If the shares are not voluntarily returned for cancellation, the Company will need to commence litigation in Delaware to obtain a judgment to cancel the shares for lack of consideration. At this time, the Company is unable to estimate the cost such litigation if it takes place.

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

There were no projects completed as of January 31, 2015. In the course of developing such projects, we continue to sustain losses and have not generated any revenues. We expect to finance operations primarily through non-interest bearing loans from the Company’s directors and progress billings on the ongoing projects. A mounts due to related parties declined to $667,643 as of January 31, 2015 from $3,027,605 as of July 31, 2014. We estimate that our cash and cash equivalents and projected cash receipts from operations are sufficient to fund operations for the next six months. When additional funds become required, the additional funding may come from equity financing from the sale of our common stock, but there can be no assurance that such financing will be available on acceptable terms. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

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

In connection with the preparation and filing of the Original Form 10-Q in March 2015, the Company’s management, including our Chief Executive Officer and Acting Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2015 based on the framework set forth in “Internal Control—Integrated Framework (September 1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, the Company’s management concluded at that time that, as of January 31, 2015, the Company’s internal control over financial reporting was effective based on the COSO criteria.

In connection with the preparation and filing of the above-described restatement and this Form 10-Q/A, the Company’s management, including our current Chief Executive Officer and our Acting Chief Financial Officer, has re-evaluated the effectiveness of our internal control over financial reporting as of January 31, 2015 and concluded that, because of the material weaknesses described below, our internal control over financial reporting was not effective as of January 31, 2015.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s re-evaluation of our internal control over financial reporting described above, our management has identified the following deficiencies that it believes constituted individually, and in the aggregate, material weaknesses in our internal control over financial reporting as of January 31, 2015:

-	Errors occurred in the consolidated financial statements as of January 31, 2015 that the balances in the equity section was not correctly presented, and the footnotes of acquisitions and consolidation of variable interest entity was not properly disclosed.

Some or all of the material weaknesses described above resulted in material misstatements in our annual and interim consolidated financial statements. Because of the foregoing matters, our management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2015.

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

Changes in internal control over Financial Reporting

Other than as described above, there have not been any changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

10.15*	Agreement dated January 4, 2015 by and between Sanhe Xiangtian Electric Engineering Co., Ltd. and Shandong Thaidai Photovoltaic Technology Co., Ltd.

31.1 and 31.2*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1 and 32.2*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

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

