Form 10-Q/A
period 2015-04-30
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2015-09-10
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to

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

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 598,042,000 shares of common stock, $0.001 par value outstanding at June 15, 2015. The registrant has no other class of common equity.

EXPLANATORY NOTE

Xiangtian (USA) Air Power Co., Ltd. (together with its subsidiaries, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this amendment (this “Amendment” or “Form 10Q/A”) to its Quarterly Report on Form 10-Q for the period April 30, 2015, originally filed on June 22, 2015, (the “Original Form 10-Q”) to reflect the restatement of its consolidated financial statements for the period ended April 30, 2015, and related disclosures described below. The restatement of the Original Form 10-Q reflected in this Amendment corrects errors principally related to our omission of subscription receivable in the aggregate amount of $317,000 in the consolidated financial statements, and revises the disclosure of acquisitions and consolidation of variable interest entity. Concurrently with the filing of this Amendment, we are also filing an amendment to our Annual Report on Form 10-K for the fiscal year ended July 31, 2014, as well as Quarterly Report on Form 10-Q for the first three quarters in the fiscal year ended July 31, 2014, and first and second fiscal quarters in the fiscal year ended July 31, 2015 to reflect the restatement of our consolidated financial statements as of and for the fiscal year and the rest of the fiscal quarters, which reflects the correction of the same type of error with respect to such period. Original Form 10-Q as listed in “Items Amended by this Filing” below, as a result of the restatement of our financial statements. Other disclosures in the Original Form 10-Q remain unchanged.

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

Internal Control Considerations

In connection with the restatement and the Audit Committee’s review, management has re-evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2015 and the effectiveness of the Company’s internal control over financial reporting as of April 30, 2015 based on the framework in “Internal Control—Integrated Framework (1992 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such re-evaluation, management has determined that the Company had material weaknesses in its internal control over financial reporting as of April 30, 2015 related to consolidation procedures. As a result, management has determined that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of April 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective. We are currently in the process of remediating the weaknesses in internal control over financial reporting referred to above by designing and implementing new procedures and controls. For a discussion of management’s consideration of our disclosure controls and procedures and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amendment.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Xiangtian (USA) Air Power Co., Ltd.

Condensed Consolidated Balance Sheets

(Stated in US Dollars)

	April 30, 2015 (Restated)	July 31, 2014 (Restated)
	(Unaudited)	(Audited)

Current assets
Cash and cash equivalence	$491,657	$556,788
Accounts receivable	806,218	-
Other receivables	350,283	23,791
Advances to suppliers	5,523,978	7,490,564
Due from related parties	403,109	-
Inventory	2,175,714	1,781,653
Deferred tax asset	298,171	111,844
Other current asset	3,847,728	1,146,785
Total current assets	$13,896,858	$11,111,425

Non-current assets
Property, plant and equipment, net	$7,793,240	$6,779,256
Deposit for property, plant and equipment	90,941	1,590,581
Total non-current assets	7,884,181	8,369,837

Total assets	$21,781,039	$19,481,262

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$2,573,237	$355,861
Amount due to shareholders	18,978	18,934
Capital lease interest payable to related parties	172,611	52,542
Capital lease obligations – current	63,248	31,022
Amount due to director	417,776	430,928
Advances from related parties	690,316	3,027,605
Advance from customers	264,510	120,649
Billings in excess of cost s	6,663,850	3,847,085
Total current liabilities	10,864,526	7,884,626

Non-current liabilities
Capital lease obligations - non-current	2,699,814	2,718,106
Total non-current liabilities	2,699,814	2,718,106

Total liabilities	$13,564,340	$10,602,732

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding		-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 598,042,000 shares issued and outstanding as of April 30, 2015 and July 31, 2014	598,042	598,042
Additional paid-in capital	9,456,175	9,451,675
Subscription receivable	(317,000)	(317,000)
Deficit accumulated	(1,553,110)	(862,211)
Accumulated other comprehensive gain	32,592	8,024
Total stockholders’ equity	8,216,699	8,878,530
Total liabilities and stockholders’ equity	$21,781,039	$19,481,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

Condensed Consolidated Statement of Operations and Comprehensive Loss

(Stated in US Dollars)

(Unaudited)

	For the Three Months Ended April 30, 2015 (Restated)	For the Three Months Ended April 30, 2014 (Restated)	For the Nine Months Ended April 30, 2015 (Restated)	For the Nine Months Ended April 30, 2014 (Restated)
Revenue	1,133,522	-	1,133,522	-

Cost of sales	$938,674	$-	$938,674	$-

Sales Tax	3,117		3,117

Gross profit	$191,731	$-	$191,731	$-

Operating expenses:
Selling expenses	5,731	-	16,391	-
General and administrative expenses	187,067	153,049	918,378	366,244
Loss from operations	192,798	153,049	934,769	366,244

Net gain (loss) from operations	(1,067)	(153,049)	(743,038)	(366,244)

Other (expense) income:
Interest (expense) income	(44,178)	(200)	(126,879)	383
Other expenses	-	-	(90)	-
Foreign exchange gain (loss)	491	-	(12)	-
Total other (expense) income, net	(43,687)	(200)	(126,981)	383

Net loss before taxes	$(44,754)	(153,249)	$(870,019)	(365,861)

Income tax benefit	20,548	27,857	179,120	38,261

Net loss	$(24,206)	(125,392)	$(690,899)	(327,600)

Foreign currency translation adjustment	68,662	(72,225)	24,568	(59,981)

Comprehensive gain (loss)	44,456	(197,617)	(666,331)	(387,581)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	598,042,000	325,000,000	598,042,000	263,457,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.

Condensed Consolidated Statements of Cash Flows

   (Stated in US Dollars)

(Unaudited)

	For the Nine Months Ended April 30, 2015	For the Nine Months Ended April 30, 2014
Cash flows from operating activities:
Net loss	$(690,899)	$(327,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	310,560	-
Deferred tax asset	(185,177)	(38,261)
Rent contributed by shareholders as paid-in capital	4,500	4,500
Changes in operating assets and liabilities:
Accounts receivable	(808,753)	-
Other receivables	(327,150)	(118,931)
Prepayment	2,089,024	-
Inventory	(367,649)	-
Due from related party	(404,376)	(2,289)
Other current asset	(2,713,042)	-
Accounts payable and accrued liabilities	2,265,143	(6,335,552)
Billings in excess of costs	2,765,916	-
Other payables and tax payables	277,548	13,035
Advance from customers	142,441	596,717
Capital lease interest payable to related parties	119,631	-
Amount due to related parties	(2,336,613)	-
Net cash provided by (used in) operating activities	141,104	(6,208,381)

Cash flows from investing activities:
Purchase of property and equipment	(64,505)	(3,568,514)
Net cash used in investing activities	(64,505)	(3,568,514)

Cash flows from financing activities:
Repayment of advances from related parties	-	1,969,738
Advances from director	(13,031)	14,974
Capital contribution from shareholders	-	6,413,031
Net cash (used in)/provided by financing activities	(13,031)	8,397,743

Effect of exchange rate change on cash	(128,699)	122,617

Net change in cash and cash equivalents	(65,131)	(1,256,535)

Cash and cash equivalents - beginning of period	556,788	1,640,007

Cash and cash equivalents - end of period	$491,657	$383,472

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

Note 1 - NATURE OF OPERATIONS

Note 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Note 5 - ACQUISITIONS

Note 9 - RELATED PARTY TRANSACTIONS

Note 12 - CAPITAL STOCK AND EQUITY TRANSACTIONS

Note 14 - COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

The following tables present the effect of the correction discussed above and other adjustments on selected line items of our previously reported consolidated financial statements as of and for the period ended April 30, 2015 and 2014,and the year ended July 31, 2014.

	As of and for the Period Ended April 30, 2015
	Previously Reported	Adjustments	Restated
Consolidated Balance Sheets

STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 598,042,000 shares issued and outstanding, respectively	$531,042	$67,000	$598,042
Additional paid-in capital	9,206,175	250,000	9,456,175
Subscription receivable	-	(317,000)	(317,000)

Consolidated Statement of Operations and Comprehensive Loss

For the three months ended April 30, 2015,
Weighted average number of common shares outstanding - basic and diluted	531,042,000	67,000,000	598,042,000

For the nine months ended April 30, 2015,
Weighted average number of common shares outstanding - basic and diluted	531,042,000	67,000,000	598,042,000

	For the Year Ended July 31, 2014
	Previously Reported	Adjustments	Restated
Consolidated Balance Sheets

STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 598,042,000 shares issued and outstanding, respectively	$531,042	$67,000	$598,042
Additional paid-in capital	9,201,675	250,000	9,451,675
Subscription receivable	-	(317,000)	(317,000)

	For the Periods Ended April 30, 2014
	Previously Reported	Adjustments	Restated
Consolidated Statement of Operations and Comprehensive Loss

For the three months ended April 30, 2014,
Weighted average number of common shares outstanding - basic and diluted	258,000,000	67,000,000	325,000,000

For the nine months ended April 30, 2014,
Weighted average number of common shares outstanding - basic and diluted	207,633,700	55,824,175	263,457,875

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

Simultaneously, the Company entered into a common stock purchase agreement with Zhou Jian and Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe, in consideration for the execution of the VIE Agreements and the acquisition of Sanhe. Pursuant to such common stock purchase agreement, the Company issued Zhou Jian and Zhou Deng Rong 264,850,740 and 8,191,260 shares, respectively, of our common stock, representing a total of 45.7% of the our issued and outstanding shares of common stock

NOTE 6 – INVENTORIES

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

NOTE 8 – BILLINGS IN EXCESS OF COSTS

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

NOTE 9 - RELATED PARTY TRANSACTIONS

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

NOTE 10 - GOVERNMENT CONTRIBUTION PLAN

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

NOTE 11 - STATUTORY RESERVE

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

NOTE 12 - CAPITAL STOCK AND EQUITY TRANSACTIONS

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

NOTE 13 - INCOME TAXES

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

NOTE 14. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

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

Contingency

On September 23, 2013, Mr. Roy Thomas Phillips, who was then a consultant to the Company and served as the acting CFO of the Company from July 29, 2014 until his resignation on March 29, 2015, obtained 60,000,000 shares of restricted common stock, and two other non-related parties, obtained a total of 7,000,000 shares of restricted common stock, for a total of 67,000,000 shares of restricted common stock from the Company in contemplation of a secondary offering, which was not consummated. The Company has requested that the certificate representing the shares be returned so that the 67,000,000 shares be canceled. The recipients of such shares have agreed to the cancellation of 62,000,000 of such shares, and that they are not the beneficial owners of such 62,000,000 shares. The cancellation of such 62,000,000 shares is pending upon receipt of the actual stock certificate from the recipients. Meanwhile, Mr. Phillips is evaluating the 5,000,000 shares to make an accommodation with respect to such shares, but has made no specific request. The Company has committed to seek the return of the 5,000,000 shares to the fullest extent. For the period ended April 30, 2015, the dilutive effect of not canceling the 67,000,000 shares is incorporated in the consolidated financial statements as the Company recorded such shares as issued and outstanding. The loss per share remained $0.00 with the dilutive effect of not canceling such shares. If the shares are not voluntarily returned for cancellation, the Company will need to commence litigation in Delaware to obtain a judgment to cancel the shares for lack of consideration. At this time, the Company is unable to estimate the cost of such litigation if it takes place.

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

•	our ability to raise additional funding;

•	the results of our proposed operations.

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

In connection with the preparation and filing of the Original Form 10-Q in June 2015, the Company’s management, including our Chief Executive Officer and Acting Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2015 based on the framework set forth in “Internal Control—Integrated Framework (September 1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, the Company’s management concluded at that time that, as of April 30, 2014, the Company’s internal control over financial reporting was effective based on the COSO criteria.

In connection with the preparation and filing of the above-described restatement and this Form 10-Q/A, the Company’s management, including our current Chief Executive Officer and our Acting Chief Financial Officer, has re-evaluated the effectiveness of our internal control over financial reporting as of April 30, 2015 and concluded that, because of the material weaknesses described below, our internal control over financial reporting was not effective as of April 30, 2015.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s re-evaluation of our internal control over financial reporting described above, our management has identified the following deficiencies that it believes constituted individually, and in the aggregate, material weaknesses in our internal control over financial reporting as of April 30, 2015:

-	Errors occurred in the consolidated financial statements as of April 30, 2015 that the balances in the equity section was not correctly presented, and the footnotes of acquisitions and consolidation of variable interest entity was not properly disclosed.

Some or all of the material weaknesses described above resulted in material misstatements in our annual and interim consolidated financial statements. Because of the foregoing matters, our management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2015.

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

Changes in internal control over Financial Reporting

Other than as described above, there have not been any changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting..

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
Principal Financial Officer)

Date: September 10, 2015

