Form 10-K
period 2015-07-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2015-11-13
CIK 1472468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended July 31, 2015

Commission File No. 000-52735

XIANGTIAN (USA) AIR POWER CO., LTD.
(Exact Name of Small Business Issuer as specified in its charter)

Delaware	98-0632932
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

No. 6 Longda Road
Yanjiao Development Zone
Sanhe City, Hebei Province, China 065201
(Address of principal executive offices)

+86 (316) 575-5518
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

Yes [    ]     No [X]

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

Yes [    ]     No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter was $340,588,769, based on 111,668,449 common shares at $3.05on January 31, 2015, which is the quotation posted on the OTCQB Market (“OTCQB” under the symbol “GOAS”)

The number of shares of common stock outstanding as of November 2, 2015 was 591,042,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

Xiangtian (USA) Air Power Co., Ltd.

FORM 10-K

For the Year Ended July 31, 2015

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

USE OF DEFINED TERMS

 Except as otherwise indicated by the context, references in this Report to:

•	“Xiangtian US,” “Goa Tours,” “Company,” “we,” “us” or “our” are references to the combined business of Xiangtian (USA) Air Power Co., Ltd. and its direct and indirect subsidiaries.

•	“fiscal year” refers to our fiscal year ending July 31.

•	“U.S. Dollar,” “$” and “US$” means the legal currency of the United States of America.

•	“RMB” means Renminbi, the legal currency of China.

•	“common stock” refers to shares of the Company’s common stock, par value $0.001 per share.

•	“China” or the “PRC” are references to the People’s Republic of China.

PART I

Item 1 - Business

Business Overview

We utilize a proprietary compressed air energy storage power generation technology that can store energy for other alternative energy sources (for example, using solar, wind, geothermal, and tidal as raw power to regenerate electricity power without the use of fossil fuels or other chemical methods.) The power produced by compressed air energy storage and power release can enhance the power production capabilities of alternative energy sources. If alternative energy sources cannot be fully utilized, there will be waste sources. We believe that we utilize compressed air energy storage installations in conjunction with the power generation system of alternative energy sources that could ensure the stable power supply of alternative energy generation system and provide customers with an advanced power generation capability with no carbon or toxic emissions. Thus, our compressed air energy storage power generation technology provides a distinct and novel method for alternative energy sources.

Our initial focus is on industrial users. Our first two projects include an installation of PV panels in conjunction with our compressed air energy storage technology and consist of an installation at a factory in Shandong Province with a capacity of nine megawatts and a power plant in Hubei Province with a capacity of six megawatts. The installation in Shandong Province commenced production of electricity from the solar panel installation in June 2014, and was completed in June 2015. The installation in Shandong Province is awaiting approval from the National Grid to connect to the National Grid. The installation in Hubei Province is expected to be completed by October 31 2015 after the National Grid constructs a converter to connect the project to the National Grid. We developed two smaller projects in Shandong Province and are developing one project in each of Zhejiang and Heilongjiang provinces using PV panels without air compression technology We are also developing smaller compressed air energy storage power generation equipment for use with PV that will be appropriate for smaller commercial buildings and private homes.

We produce our systems in China primarily for Chinese customers and are exploring foreign markets. We benefit from the Chinese government’s incentives for the production of green energy. We operate a factory in Hebei province to produce components for the compressed air energy storage power generation systems, but also purchase certain components, such as PV panels and diesel engines from third party suppliers, which we modify to operate with compressed air. We have a distribution network of third-party distributors and sales agencies in 24 provinces in China

Our Business History and Background

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

Lucksky Holding (Group) Co. Ltd (“LuckSky Group”), formerly named Xiangtian Kelitai Air Powered Machinery Co., Ltd.,(“Xiangtian Kelitai”) was established in 2000 by Zhou Deng Rong after he obtained a series of patents and developed the compressed air energy storage and related technology. Zhou Deng Rong served as our CEO through July 31, 2014, when he was replaced by Zhiqi Zhang. Upon the merger of Luck Sky (Hong Kong) Shares Limited (“Luck Sky HK”) into the Company on September 3024, 2013, the Company acquired all of the shares of LuckSky HK and the investors received 148,158,864 shares of common stock of the Company and the remaining shareholder of LuckSky HK received 101,831,136 shares of common stock of the Company in exchange for their shares of LuckSky HK. LuckSky HK had no operations but the Company succeeded to the $250,000 in registered capital of LuckSky HK.

On May 30, 2014, the Company entered into the Stock Purchase Agreement with Zhou Jian, the sole shareholder of Luck Sky (Hong Kong) Aerodynamic Electricity Limited (“LuckSky Aerodynamic”). Effective May 30, 2014 the Company purchased 100% of the issued and outstanding shares of common stock of Luck Sky Aerodynamic, and the Company paid Zhou Jian a purchase price in the amount of HKD $10,000.00 (approximately USD$1,290) in cash. Luck Sky Aerodynamic and Luck Sky Shen Zhen, its subsidiary organized in the PRC, had no operating business, no liabilities and nominal assets as of the date of the acquisition. LuckSky Aerodynamic was organized to enter into the variable interest agreements (the “VIE Agreements”) with Sanhe. As a result of the acquisition, Luck Sky Aerodynamic became our wholly owned subsidiary and Luck Sky Shen Zhen became our indirect subsidiary through Luck Sky Aerodynamic.

Sanhe was established in July 2013 and was under common control with LuckSky Group. Sanhe had no operating business and no liabilities. On July 18, 2013, Sanhe borrowed RMB7,722,000, pursuant to a loan agreement with Xiangtian Kelitai, a division of LuckSky Group.

During the three months ended July 31, 2014, LuckSky Group provided Sanhe with additional working capital and transferred to Sanhe its assets and liabilities related to the compressed air energy storage power generation technology and PV panel installations, but retained its other assets. On April 1, 2014, LuckSky Group loaned Sanhe RMB3,000,000. In April and May 2014, Sanhe purchased the inventory, the equipment, including machinery, and office equipment from Xiangtian Kelitai at their book or historical values. Sanhe entered into leases with Lucksky Group for a portion of the factory, office space and dormitory located in Sanhe City and a lease with Dong Yi Glass Machine Company Limited, which is owned by Zhou Deng Rong, , for a second factory and office space, on May 1, 2014 and April 1, 2014, respectively. Also, 48 employees have transferred from LuckSky Group to Sanhe, including all personnel related to the projects under construction and development and administrative and finance personnel. See “Business-Properties” and “Certain Relationships and Related Party Transactions.”

The Company also owns all of the outstanding stock of LuckSky Holdings Limited, a corporation organized in the British West Indies, which is dormant.

Acquisition of Sanhe

On July 25, 2014, prior to the Acquisition, Sanhe and Luck Sky Shen Zhen and Sanhe’s current shareholders entered into a series of agreements known as VIE Agreements pursuant to which Sanhe became Luck Sky Shen Zhen’s contractually controlled affiliate. The purpose and effect of the VIE Agreements is to provide Luck Sky Shen Zhen (our indirect wholly-owned subsidiary) with all of the management, control and net profits of Sanhe. While Luck Sky Shen Zhen does not actually own any of the equity and shares in Sanhe, the purpose and effect of the VIE Agreements is to instill in Luck Sky Shen Zhen, the Company’s indirect wholly-owned subsidiary, total management and voting control of Sanhe for all material purposes. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government.

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

(5)

Know-How Sub-License Agreement, entered between Luck Sky Shen Zhen and Sanhe, pursuant to which Luck Sky Shen Zhen has granted Sanhe an exclusive right to use and develop in China a series of aerodynamics related patents and technologies with respect to electrical generation for commercial and residential structures, not including automobile and wind towers. Luck Sky Shen Zhen possesses the rights licensed under this agreement through two license agreements dated July 25, 2014 with Zhou Deng Rong, Zhou Jian and LuckSky Group, the owners of the aforesaid patents and technologies. For the sublicense contemplated under this Agreement, Sanhe will pay Luck Sky Shen Zhen an annual royalty fee of five percent of revenue; and

(6)

Power of Attorney. Pursuant to a power of attorney, each of the Sanhe stockholders agreed to irrevocably entrust Luck Sky Shen Zhen with his stockholder voting rights and other stockholder rights for representing him to exercise such rights at the stockholders’ meeting of Sanhe in accordance with applicable laws and its Article of Association, including, but not limited to, the right to sell or transfer all or any of his equity interest in Sanhe, and appoint and vote for the directors and Chairman of Sanhe as the authorized representative of the Sanhe stockholders. The term of each proxy and voting agreement is as long as each of the Sanhe stockholders is a shareholder of Sanhe and is binding on any transferee.

The Framework Agreement and the Exclusive Management Agreement have initial terms of ten years but each contain a renewal provision that allows Luck Sky Shen Zhen to extend the term of such agreements at its sole option by written notice with no limitation as to such extensions. The other agreements are of unlimited duration.

The foregoing description of the terms of the Framework Agreement on Business Cooperation, the Exclusive Management Agreement, Consulting and Training and Technical Service Agreement, the Exclusive Option Agreement, the Equity Pledge Agreement, the Know-How Sub-License Agreement and the Power-of- Attorney is qualified in its entirety by reference to the provisions of the agreements previously filed with the SEC in August 2014, which are incorporated by reference herein.

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

All of our business operations are conducted through our Hong Kong and Chinese subsidiaries and controlled affiliate. The chart below presents our corporate structure:

Industry Background

Consumption of electricity in China has grown from 5.32 trillion kWh in 2013 to 5.52 trillion kWh in 2014. Thermal power amounted to 67.3% power generation capacity at the end of 2014, down from 69.1% at the end of previous year. The electricity generated by grid-connected solar was 26.52 GW with an increase of 67% from 2013.

Electricity in China is distributed by the National Grid, which is required to purchase electricity. The percent of the utilization of the renewable energy in 2014 is shown as below:

*The data is from the NEA’s report of total consumption of electricity in 2014 (published in 2015)

We are a pioneer in the field of Compressed Air Energy Storage in China. The only other effort in China of which we are aware is a pilot project established by the Chinese Academy of Science (the “CAS”) of compressed air storage energy generation in Wuhu city in November 2014.

We are producing electricity generation systems that combine our compressed air storage technology with PV panels to achieve a continuous supply of power, especially under weather conditions that are unfavorable to the generation of electricity from PV panels alone. We chose to initially utilize PV panels to produce the raw power because China has abundant solar energy resources. Many parts of China have long durations of sunshine; and China has vast vacant spaces that are available for the installation of solar energy systems.

The installation of PV systems is developing quickly in China. In 2014, China became the largest manufacturer of the PV in the world and the country utilizing the second most number of PV modules. According to the 13th Five Year Plan (published in 2015), the government hopes to add 65 Gigawatts (“GW”) of PV during the 2016 – 2020 period. In 2015, 35 GW of electricity will be produced by PV panels in China, an increase from 3 GW in 2012, according to the U.S. Energy Information Administration (http://www.eia.gov/countries/country-data.cfm?fips=CH). In its guidance on promoting the healthy development of the Solar Industry (2013), the State Council of China raised the target of capacity of solar power to 35 GW in 2015 from the original 2015 target of 21 GW set by the National Energy Administration of China in 2012. China had only one GW of PV installations in 2010.

The Chinese solar market has grown rapidly, driven by a favorable policy environment intended to meet a greater portion of the country’s growing energy needs from cleaner sources, while also driving demand for domestic solar panel manufacturers. In July 2013, the State Council of China published the Opinion on Promoting the Healthy Development of PV Industry (the “Opinion”) which initiated establishment of the PV systems in the national level. In addition to setting targets for the increase in installed PV systems, grid-connection, power acquisition, subsidy, and land policies were further detailed in the Opinion. The Opinion standardized the tax benefit and feed-in tariff for the PV industry on a national level and it also set the target of promoting distributed PV (DPV) system. The feed in tariffs for large-scale ground mounted power plants are between 0.9 yuan ($0.14) and 1 yuan ($0.16) per kilowatt-hour (kWh) of energy generated, based on the radiation levels at the location of the plant. Distribution projects get a payment of between 0.62 yuan ($0.10) to 0.78 yuan ($ 0.12) per kWh. These subsidies will be valid for the next 20 years and will benefit project developers such as ourselves, since the subsidies protect the rate of return on PV projects. In October 2013, China adopted a tax benefit policy which allows a refund of 50% value-added tax for selling the solar photovoltaic power products. China also provides other incentives, including free grid connectivity for small and medium-scale distributed PV solar power producers.

Our Competitive Advantages

We believe that we possess the following competitive advantages that allow us to maintain our strong market position and will aid our profit growth in the future:

Environmental Protection: We believe that if alternative energy sources cannot be fully utilized, including instances when the electricity they produce cannot be economically stored or the source is unstable, then some productive capacity will be wasted. We utilize compressed air energy storage equipment in conjunction with the power generation system of alternative energy sources to produce electricity, which is a novel approach and provides customers with an advanced power generation capability with no carbon or toxic emissions. When power generated by the alternate energy sources, such as solar energy or wind energy, becomes unstable or fluctuates, the compressed air power generation system can start functioning and ensure a stable power supply and better utilize the productive capacity of the alternate energy source. . Our compressed air energy storage power generation technology provides a new and unique method for alternative energy source power generation.

Flexibility: Our compressed air technology can be used with any other power sources. We can use solar energy, wind energy, geothermal energy, tidal energy, water energy and all the available natural energy as a raw power in conjunction with our compressed air energy storage technology. The collected mechanical energy from the raw power source is converted into compressed air and is then converted and released into direct current power. Through our ultra-wide voltage and high-performance power inverter, we produce an output of stable power in compliance with the Chinese national interconnection standards.

Enhancement of Use of PV Panels and other Energy Sources: The use of the compressed air energy storage technology helps overcome structural limitations of the use of PV panels and providing power to the National Grid. The use of PV panels is limited by the capacity of the National Grid, which limits the amount of energy that can be purchased from the PV industry and other sources of alternate energy that lack the capacity to efficiently store electricity but produce more power that can be used when generated. The expansion of the capacity of the PV industry could be constrained by the inability of the power grid to purchase the additional energy and the compressed air energy storage technology allows the energy to be stored until the electricity can be sold to the National Grid when PV panels are not producing electricity, such as when there is insufficient sunshine.

Patent Protection: Zhou Deng Rong, our founder and former Chief Executive Officer, and Zhou Jian, our Chairman of the Board, and LuckSky Group are the holders of 48 patents and 13 patent applications in China with respect to various aspects of the compressed air energy storage power generation technology, including improvements to the solar power generation system, the installation of solar energy systems, the inverters, and generators. Sanhe obtained a Chinese patent in August 2014 for utility module regarding photovoltaic power generation system. In addition, the patents, patent applications and related know-how and trade secrets are subject to an exclusive license for worldwide use to Luck Sky Shen Zhen, our indirect wholly-owned subsidiary.

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

Technical Advantage Compared to Conventional Battery Technologies: The use of conventional batteries to store excess electricity produced by solar power or other alternative energy sources is less attractive than the compressed air energy storage power generation technology. The most important disadvantages to standard batteries are that industrial batteries lose their capacity to store electricity over time, and also present environmental risks with respect to their production and disposal. Tank storage technology is estimated to have a 30 year lifespan and the steel can be recycled.

Technical Advantage Compare to Conventional Solar Panels and Inverter/Converters: Our patented technologies increase the efficiency of PV panels to generate DC current by enhancing their ability to operate at levels of lower sunlight and also increase the efficiency of the inverter/converter that converts the DC current to AC current by operating at a wider range of DC current than conventional inverter/converters. One licensed patent applies to the array of the PV panels.

Technical Advantage Compare to Conventional Grid-connected Photovoltaic Power Generation: We adopted smart micro-grid technology which increases the efficiency of the power generation of the PV systems and significantly reduced the project costs of power plants. The micro-grid technology also helps us to improve the flexibility of PV systems, realize real zero emission of our power plant, improve reliability and help to restore power more quickly when the macrogrid is down.

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

We intend to pursue the following strategies:

1)	Sell systems to construct large-scale power plants that sell power to the National Grid or service zones that are off the grid and benefit from government subsidy policies.

2)

Sell power system to industrial consumers with large electricity demand, in excess of one megawatt, to establish their own power generation facilities to benefit from government subsidy polices to reduce operating costs by either being off the National Grid, reducing their purchased from the grid during peak periods or being able to store energy when the grid is not purchasing power.

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

The air compression power generation systems can be used with multiple forms of natural energy production, including solar, wind, biomass, geothermal and tidal and the selection of the appropriate natural source depends on their relative availability at the customer’s location. Although use of any of these natural energy sources is feasible, we have initially focused on linking our air compression technology to PV installations The installation of the solar power systems generally requires the lowest investment and shortest building time, in part because the area for building the facility is flexible as solar installations can be used anywhere outdoors and take advantage of a customer’s room. Wind power is not stable as the turbines may be inoperable at low or high winds. Nuclear and hydropower facilities are only feasible for producing power for the National Grid and are not feasible for individual factories and homes

1. Basic PV Installation. Conventional PV power generation technology is designed based upon the assumption that the minimum sun exposure would be 200W and the range of maximum power point tracking (the “MPPT”) is from DC480v to DC580v. When sun exposure is reduced and voltage drops below the DC480v, the problem with the conventional system is that it stops working; and the residual power in the photovoltaic panels that are generated under the lower light exposure cannot be utilized. The Company’s new intelligent photovoltaic technology improves power generation and shortens investment recovery time. The PV system uses a variable PV array technology and wide voltage intelligent inverter device developed by the Company. Customers can produce an additional 15% - 30% electricity each year as the system can operate in lower light environments than conventional PV technology.

We sell the PV installation that includes the solar panels installation and solar energy generation converter equipment with proprietary technology without the air compression for customers who do not need to store energy. The conversion advantage provides a higher capacity that allows the solar array to be used more effectively.

2. Compressed Air Energy Storage Technology. The power consumption rate of PV systems intereconnected into the National Grid varies greatly and the active energy cannot be fully consumed, which causes significant energy waste. Generally, systems interconnected to the National Grid consume only 70% of the produced power and enterprises not connected to the National Grid consume only 60% - 70% of the produced power, and the residual power is wasted. Utilizing our compressed air energy storage system with photovoltaic power generation system improves the efficiency of power generation and reduces the waste of residual power.

Our air compression energy storage generation technology is also designed for customers whose alternative energy source provides intermittent or unstable power. The systems are sold in conjunction with a PV installation. A portion of the electricity produced by the PV panels is used to compress air into the cylinders, which effectively store the energy until it is released. The system includes compression equipment, storage tanks and a modified engine that is linked to a generator. The surplus power generated by the air compression technology may either be used by the customer it its operations or sold to the National Grid.

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

Photovoltaic power generation is greatly affected by the amount of sunlight the PV system receives. The changes in the intensity of sunlight affect the power generation, which causes direct current to fluctuate. Therefore, actions to offset the fluctuation are essential. When fluctuation or disruption in photovoltaic power occurs, or during the night or when power in the storage system is exhausted, the power supply must be converted to a voltage transformer. However, based upon the current power supply equipment in power plants, energy cannot be instantly converted on a per megawatt basis. Therefore, frequent conversions are needed, which might obstruct system security and power production. Our design of the AC/DC non-contact converter rectifier can resolve this issue at a low cost. If DC power is below DC430v, DC offset is automatically incorporated into the electricity network and the transformer photovoltaic power will be shared with the power supply. The inverter won’t lose electricity and the entire system will not fluctuate or have the power shut off.

The system offers double power selection by utilizing a backup switch to ensure that the power supply does not stop. Should the generation of the solar power become unstable or intermittent, the system switches to operate using the air compression generation technology or, if available, to rely on the National Grid.

2.	Compression Storage System

A.  Compressor – fills storage tanks with air.

B.  Plasma Heater – heats air being stored into tanks to a temperature of 300 to 400 degrees Fahrenheit to increase the amount of stored energy.

C.  Storage Tanks – stores compressed air. Our storage tanks are built with carbon steel to withstand higher pressures. Each one megawatt of generated electricity requires 2 tanks, each with an average capacity of 30 m3 of compressed air. The standard tank is 50 meters long and 1.5 meters in diameter. The energy capacity per tank is dependent on the temperature and pressure of the air and the capacity of the e cylinder. The quality of the storage tanks are based on ISO standards.

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

Projects

We have completed the construction of three projects and have three projects under construction. Two of the completed projects are awaiting certification from the National Grid in order to connect to the National Grid. We have no estimate when the certifications will be obtained since the customers of the projects are responsible for obtaining these certifications. Two systems include compressed air energy storage power generation systems in conjunction with a PV panel installation and four projects, two of which have been completed, only involve PV systems. The contracts typically provide for payments in installments, with approximately 35% paid upon the commencement of construction, and the balance in two equal installments approximately 6 and 18 months later.

In Shandong Province, we designed and installed a new power supply system with a capacity of 8.5megawatts (the “Haide Group Project”) that includes our air compression technology. Pursuant to an agreement executed by Sanhe with Binzhou Xintuo Natural Energy Electrical Engineering Limited (“Binzhou Xintuo”) on April 18, 2014, Sanhe will transfer the Haide Group Project in turn-key condition to Binzhou Xintuo after the completion of the installation and construction. The project includes the installation of 15 tanks and eight engines. The project began to produce electricity from the PV panels in June 2014 and was completed in June 2015. The project is awaiting approval from the National Grid before complete commercialization. The customer anticipates utilizing the power produced by the compressed air technology when production from the solar panels is insufficient and when electricity from the National Grid is either too expensive during peak hours or not available. The customer may also generate revenue by selling power to the National Grid. The sale price for the project is RMB126,000,000 ($20,290,835). As of July 20, 2015, we have received a total payment of RMB 105,800,000 ($17,037,860).

For the Haide Group Project, we have executed a purchase contract for the PV panels with Shandong TD Solar Company Limited, who also installs the PV panels and equipment. We also signed a supplemental agreement with Shandong Thaidai Photovoltaic Technology Co., Ltd., a supplier of the Haide Group Project, in January 2015. The Company paid a deposit of $2,579,896 (RMB 16,000,000) to Ni Baofeng, an unaffiliated third party, who is the guarantor of Sanhe’s obligations under the agreement with Shandong Thaidai. In order to help assure Shandong Thaidai’s fulfillment of its supply obligations and to facilitate completion of the project, Ni Baofeng agreed to not release the money to Shandong Thaidai without the consent of Sanhe. As of April 30, 2015, the remaining balance of the deposit is $322,487 (RMB 2,000,000).

In Hubei province, construction of a six megawatt project at a new power plant using air compression technology and PV panels (the “Hubei Xianning Project”) is expected to be completed in November 2015 The Company is waiting for the National Grid to finish the construction of a converter to link the project to the National Grid. Sanhe executed a contract with Xianning Auspicious Day Air Energy Power Company Limited on April 25, 2014, pursuant to which Sanhe will be responsible for designing, installing and constructing the project and such project will be transferred to Xianning Xiangtian Air Energy Electric Limited Liability Company in turn-key condition. The sale price for the project is RMB84,000,000. As of July 31, 2015, we have received a total payment of RMB34,100,000 ($13,527,224). For the Hubei Xianning Project, we have executed a contract with, Zhejiang Bowei Industrial and Trading Co., Ltd., a supplier of PV panels and such supplier has engaged a third-party contractor to provide the installation service. The facility has room for expansion should the parties agree to increase the power plant’s capacity and the capacity is expected to be increased to 18 megawatts. We anticipate three phases of construction of 6, 4 and 8 megawatts. We have delivered 20 storage tanks and additional PV panels and generators as of June 30, 2015, which are sufficient for production of 10 megawatts once installed. An additional 10 storage tanks and other equipment remains to be delivered to increase the projects capacity to 18 megawatts.

Two smaller projects in Shandong and one project in each Zhejiang and Heiliongjiang provinces use PV panels with our proprietary technology to enhance production from PV panels. Our project in Dezhou, Shandong province with a capacity of two megawatts was completed in July 2015 and is awaiting certification from the National Grid to be connected to the National Grid. Our project in Weihai with a capacity of one megawatt was completed in February 2015. We generated initial revenue of $1,133,522 as of April 30, 2015 as a result of completion of Weihai project, and as of July 31, 2015, we have received payments with respect to the project in Dezhou, Shandong province of RMB 12.3 million. The projects in Zhejiang and Heiliongjiang provinces, which have capacities of 150 KW and 1000 KW respectively, are expected to be completed in November and December 2015.

Marketing

We market our products through third-party distributors in 24 provinces and through employees for direct sales. The distributors exclusively sell our products and receive commissions based on the value of the contracts but no salary. We utilize three classes of distributors based on the size of their territory – provincial, city and town. The distributors target both factories and power plants, but also local governments which may encourage local industry to utilize alternate energy sources. Our marketing focus is on:

1)	Large scale power plants that sell power to the National Grid or service zones that are off the grid and benefit from government subsidy policies.

2)

Industrial concerns with large electricity demand, in excess of one megawatt, to establish their own power generation facilities to benefit from government subsidy policy to reduce operating costs by either being off the National Grid, reducing their purchased from the grid during peak periods or being able to store energy when the grid is not purchasing power.

3)	Industrial and mining companies operating in remote locations which lack connections to the National Grid to create self-sufficient systems.

In 2016, we intend to commence marketing a smaller air energy compression generation and PV system to smaller commercial structures and stand- alone homes using the same distribution network.

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

Suppliers

We are not dependent on any single supplier for any important product. We purchase our solar panels from five suppliers, engines from one supplier, and carbon fiber storage tanks from three suppliers. We have a good relationship with each supplier. We believe that many suitable alternate producers of these products are available should we need an alternate supplier. We also purchase electrical components to the inverter/converters, generators, compressors and control panels that we manufacture and believe that alternate suppliers of such components are also readily available.

Patents and Technology

Zhou Deng Rong and Zhou Jiang are the inventors for all of our technologies. On July 25, 2014, Luck Sky Shen Zhen, our Chinese subsidiary, obtained an exclusive, worldwide, royalty free license from Zhou Deng Rong and Zhou Jian (his son) and a second exclusive, worldwide royalty free license from LuckSky Group to 48 Chinese patents and 13 patent applications and trade secrets, including the technology underlying the patent applications for power stations, commercial buildings and residences in China, but not for other uses, including wind towers, vehicles and trains (the “Technology”). The Technology represents all licensors’ patents with respect to PV power generation installations, the air energy storage power generation technology and trade secrets. As of July 31, 2015, Beijing XiangTian Huachuang Aerodynamic Force Technology Research Institute Company (“XiangTian Huachuang”).granted Luck Sky Shen Zhen an exclusive worldwide license to four foreign patents that it had recently obtained. XiangTian Huachuang obtained three patents in Japan and one patent in Australia in March 2015. XiangTian Huachuang is owned 30% by Zhou Jian and 70% by Zhou Deng Rong.

LuckSky Shen Zhen granted an exclusive sub-license to the use and exploitation of the Technology in China to Sanhe in July 2014, which sub-license provides for a licensing fee of five percent of Sanhe’s revenues. In addition, Sanhe obtained a patent in August 2014 for utility module regarding photovoltaic power generation system.

Research and Development

Our Technology was originally developed principally by Zhou Deng Rong. Sanhe obtained the legal right to use and develop the Technology through the Agreement on Know-How Sub-Licensing executed on July 25, 2014 with Luck Sky Shen Zhen, and Luck Sky Shen Zhen was granted a license to use and sublease the Technology through licensing agreements with Zhou Deng Rong, Zhou Jian, and LuckSky Group, owners of the Technology. We rely on LuckSky Group for research and technology but intend to develop our own research and development capabilities.

Warranty

We provide a five year limited warranty on all models of compressed air energy generators produced by us, and on the parts we manufacture, such as the inverter/converter and plasma heater. Components that we purchase from third party suppliers, such as the PV panels, storage tanks and the unmodified portions of the engines, are governed by the suppliers’ warranties.

Competition

We compete against larger, better capitalized and better known competitors that have become, or are becoming, vertically integrated in the PV industry value chain, from module manufacturing to PV system sales and installation, such as Yingli Green Energy, one of the largest vertically integrated PV module suppliers in the world. China has about 20 to 30 companies providing PV installation service and 50 PV manufacturers. In 2014, six of the 10 largest PV panel manufacturers were located in China The ability of the vertically integrated competitors to produce modules and sometimes also be polysilicon manufacturers gives them a cost advantage with respect to the price of PV modules, which we purchase, and which could erode our competitive advantage resulting from our PV installation and air compression technologies. Furthermore, we face competition from conventional energy and non-solar renewable energy providers.

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

Environmental Matters

We have installed various types of anti-pollution equipment in our facilities to reduce, treat, and where feasible, recycle the wastes generated in our manufacturing process. We contain and treat waste water generated in our production process. The other major environmental contaminant we generate is gaseous waste. We treat such gas in our special facilities to reduce the contaminant level to below the applicable environmental protection standard before discharging the gas into the atmosphere. Our operations are subject to regulation and periodic monitoring by local environmental protection authorities. The Chinese national and local environmental laws and regulations impose fees for the discharge of waste substances above prescribed levels, impose fines for serious violations and provide that the Chinese national and local governments may at their own discretion close or suspend the operation of any facility that fails to comply with orders requiring it to cease or remedy operations causing environmental damage.

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

Insurance

We do not maintain property and casualty insurance, product liability insurance or insurance covering injury to our employees.

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

We have received the environmental certification from the government related to our manufacturing process.

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

Employees

We set out below the total number of our employees and the various functions which they serve as at July 31, 2015.

Functions
Sales, Purchasing and Marketing	5
Finance and Administration	9
Production and Quality Control	68
TOTAL	82

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

Risks Related to our Business

We Have A Limited Operating History.

The Company has a limited history with respect to the manufacture, sale and distribution of compressed air energy storage systems and PV power generation systems. To date, we have completed one project and are constructing three additional projects. Our ability to achieve profitability and positive cash flow over time will be dependent upon, among other things, its ability to manufacture and market our products and maintain our technological competitiveness despite limited prior experience.

We Have only Generated Limited Revenue from the Sale of our Products.

While we have four projects, only one project in Shandong Province has been completed and generated revenues. Construction of two projects in Shandong Province has been completed and we are awaiting interconnection approval from the National Grid. The project in Hubei province is under construction. There can be no assurance that that we will complete additional projects in the future and generate significant revenues or that there will not be unexpected difficulties which will require additional resources to solve and delay our growth.

Our Business may be Affected by the Economic Growth of China.

Demand for our products is affected by the general economic conditions in China. Our projects generally require significant upfront capital expenditures, and our customers may rely on internally generated funds or on financing for the purchase of our systems. As a result of weakened macroeconomic conditions and in particular the adverse credit market conditions, our customers may experience difficulty in generating capital or in obtaining financing on attractive terms or at all. To the extent that any of the foregoing should occur, our revenues and our growth could be adversely affected.

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

There is Concern about our Ability to Continue as a Going Concern due To Recurring Losses from Operations and Insufficient Cash Resources to Meet our Business Objectives, All of Which Means That We may not be Able to Continue Operations.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $1,553,110 at April 30, 2015 and $491,657 in cash and $806,218 in receivables at April 30, 2015. Although the Company generated revenues for the first time in the amount of $1,133,522 in the quarter ended April 30, 2015, further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company expects to finance operations primarily through cash flow from revenue and capital contributions from principal shareholders. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all.

We are dependent on our Executive Officers. Any loss in their Services without Suitable Replacement may Adversely Affect our Operations.

Zhiqi Zhang, the Company’s former senior manager, became Chief Executive Officer in July 2014 and became acting Chief Financial Officer in March 2015. Zhou Jian, became Chairman in July 2014. Our continued success is dependent, to a large extent, on our ability to retain their services.

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

Risks Related to Lack of Property and Casualty and Employee Injury Insurance.

We may be held liable if any product we or our suppliers develop causes injury or property damage to employees or others. We do not have property and casualty insurance and injury insurance for employees. If we choose to obtain property and casualty insurance and injury insurance for employees but cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential claims, the commercialization of products that we develop may be prevented or inhibited. If we are sued for any property damage or injury caused by our products or the construction of our power systems, our liability could deplete our total assets.

If We Are Unable To Continue To Operate In Our Facilitates, Our Operations could be Adversely Affected

The land on which our factory, office and dormitory in Sanhe City are located is designated for agricultural use, and not for office, factory and dormitory space. However, the area has also been designated a development zone where other factories are located and additional non-agricultural development is expected upon completion of government planning. We are in the process of applying for the land use approval. If we are not able to obtain the land use approval to use the land as our manufacturing facility, we will not be able to obtain the environmental assessment report and permits that are necessary for our operations. In the event that we are unable to use the space due to the failure of obtaining the land use approval and the environmental report and permits, we intend to move our operations to the facility currently leased from Sanhe Dong Yi Glass Machine Company Limited. In the event we are unable to use our principal factory and office space as a result of this usage issue, the lease provides that LuckSky Group will use every effort to complete and perfect the ownership and usage rights, or provide Sanhe with equivalent space. However, such a move would be potentially costly and disruptive.

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

Two Persons have Significant Voting Power and may Take Actions that may not be in the Best Interests of Other Stockholders.

Zhou Jian, our Chairman, and Zhou Deng Hua, our Vice General Manager, who also constitute our Board of Directors, control 62.9% of our voting securities. If Zhou Jian and Zhou Deng Hua act together, they will be able to exert significant control over the Company's management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of the Common Stock. This concentration of ownership may not be in the best interests of all of the Company's stockholders.

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

Substantially all of our revenues are earned by our PRC subsidiary. However, PRC regulations restrict the ability of our PRC subsidiary to make dividend and other payments to its offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC’s laws and regulations to set aside at least 10% of its after-tax profits to fund certain statutory reserve until the reserve reaches 50% of its registered capital.. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Our Independent Registered Public Accounting Firm’s Audit Documentation related to their Audit Report included in this Registration Statement may include Audit Documentation Located in the People’s Republic of China. The Public Company Accounting Oversight Board Currently cannot Inspect Audit Documentation Located in China and, as such, you may be Deprived of the Benefits of such Inspection.

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

RISKS RELATING TO THE VIE AGREEMENTS

The PRC Government may Determine that the VIE Agreements are not in Compliance with Applicable PRC Laws, Rules and Regulations.

Details of the VIE Agreements are set out in the under “Description of Business – Acquisition of Sanhe.”. There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable. Our PRC counsel has provided a legal opinion that the VIE Agreements are binding and enforceable under PRC law, but has further advised that if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

•	imposing economic penalties;

•	discontinuing or restricting the operations of Sanhe;

•	imposing conditions or requirements in respect of the VIE Agreements with which Sanhe may not be able to comply;

•	requiring our Company to restructure the relevant ownership structure or operations;

•	taking other regulatory or enforcement actions that could adversely affect our Company’s business; and

•	revoking the business licenses and/or the licenses or certificates of Sanhe, and/or voiding the VIE Agreements.

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of Sanhe, which would have a material adverse impact on our business, financial condition and results of operations.

Our Ability to Control Sanhe under the VIE Agreements may not be as Effective as Direct Ownership.

We conduct our business in the PRC and currently generate virtually all of our revenues through the VIE Agreements. Our plans for future growth are based substantially on growing the operations of Sanhe. However, the VIE Agreements may not be as effective in providing us with control over Sanhe as direct ownership. The VIE Agreements provide us with day-to-day control over the operations of Sanhe as we provide Sanhe with complete business support and technical support and related management, training and consulting services. Under the current VIE arrangements, as a legal matter, if Sanhe fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC law, which we cannot be sure would be effective. Therefore, if we are unable to effectively control Sanhe, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

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

Item 3.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and to the best of our knowledge, no such actions against us are contemplated or threatened.

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

Period Ending	Low Bid	High Bid
10/31/2013	$1.01	$1.01
1/31/2014	$1.01	$1.01
4/30/2014	$1.01	$3.05
7/31/2014	$2.10	$3.75
10/31/2014	$2.99	$4.06
1/31/15	$2.99	$3.05
4/30/2015	$1.70	$3.05
7/31/2015	$1.70	$3.65

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

Holders

As of October 19, 2015, 591,042,000 shares of common stock were issued and outstanding and there were 373 shareholders of record our common stock, including 264,850,740 shares are beneficially owned by Zhou Jian, who is the Chairman of the Board and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

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

On September 24, 2013, the Company acquired all of the shares of common stock of Lucksky (Hong Kong) Shares Limited, a Hong Kong corporation , for 250,000,000 shares of common stock of the Company, and agreed to acquire 100% of the shares of Sanhe City LuckSky Electrical Engineering Limited (“Sanhe”) common stock for the Company’s common stock. As of the acquisition merger, Lucksky (Hong Kong) Shares Limited and Sanhe had no liabilities and nominal assets. Effective as of September 24, 2013, Lucksky (Hong Kong) Shares Limited was merged with and into the Company and the Company was the surviving entity. The Company acquired Sanhe in July 2014.

On May 30, 2014, the Company entered into the Stock Purchase Agreement with Zhou Jian, the sole shareholder of Luck Sky (Hong Kong) Aerodynamic Electricity Limited (LuckSky Aerodynamic”). Effective May 30, 2014 the Company purchased 100% of the issued and outstanding shares of common stock of Luck Sky Aerodynamic , and the Company paid Zhou Jian a purchase price in the amount of HKD $10,000.00 (approximately USD$1,289.98) in cash (the “Acquisition”). NeitherLuck Sky Shen Zhen nor Luck Sky Aerodynamic had any operating business and nominal or liabilities and nominal assets as of the date of the Acquisition. As a result of the Acquisition, Luck Sky Aerodynamic became our wholly owned subsidiary and Luck Sky Shen Zhen became our indirect subsidiary through Luck Sky Aerodynamic.

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

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated Financial Statement of the Company for the years ended July 31, 2015 and 2014 and related notes thereto.

Revenue

We have recognized $20,772,028 and $0 revenue for the year ended July 31, 2015 and 2014. The project in Weihai was completed in February 2015, project in Binzhou was completed in June 2015 and project in Dezhou was completed in July 2015.

Hence, we recognized the related revenue and cost of the projects completed during the current period according to our revenue recognition policy by completed contract method.

Cost of Sales

We have recognized $17,781,011 and $0 cost of revenue for the year ended July 31, 2015 and 2014. As with revenue, we recognized the whole cost of revenue of the three projects in accordance to the completed contract method.

Gross Profit

Gross profit was $2,991,017 for the year ended July 31, 2015, compared to $0 for the year ended July 31, 2014. We recognized the completed three projects based on the completed contract method.

Operating Expenses

For the year ended July 31, 2015, we incurred total operating expenses in the amount of $1,237,953, which was mainly comprised of selling expenses of $21,912, professional fees of $318,848, salary expenses of $477,696, rental fees of $144,361 and general and administrative expenses of $275,136. For the year ended July 31, 2014, we have incurred total operating expenses in the amount of $750,606 which was mainly comprised of selling expenses of $5,479, professional fees totaling $280,908, and general and administrative expenses totaling $464,219. The substantial increase of $487,347, or 65% in operating expenses was primarily due to increased amounts of professional expense, as well as salary and rental fees incurred by the operational entity Sanhe after it was acquired by the Company in July 2014.

We have not incurred any expenses for research and development from inception through July 31, 2015. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception. The Company has a certain deferred tax asset that is available to offset against future taxable income.

Liquidity and Capital Resources

As of July 31, 2015, we had a cash balance of $502,029. During the year ended July 31, 2015, net cash generated from operating activities totaled $2,249,636. Net cash used in investing activities totaled $95,553. Net cash used in financing activities during the period totaled $2,035,829. The resulting change in cash for the period was a decrease of $54,759, which was primarily due to cash outflows for money repaid to related parties, purchasing property and equipment, albeit the cash inflow from decrease in prepayments and increase in accounts payable.

As of July 31, 2014, we had a cash balance of $556,788. During the year ended July 31, 2014, net cash used in operating activities totaled $7,164,231. Net cash used in investing activities totaled $5,792,087. Net cash provided by financing activities during the year totaled $11,507,470. The resulting change in cash for the period was an decrease of $1,083,219, which was primarily due to cash outflow for the purchase of inventory, acquiring raw material and incurring cost in the ongoing projects, purchase of property and equipment, albeit the cash inflow from advance from customers.

As of July 31, 2015, we had current liabilities of $9,086,256, which was mainly comprised of accounts payable and accrued liabilities of $3,534,973, amount due to shareholders of $18,954, current capital lease obligations of $33,152, amount due to directors of $417,770, amount due to related parties of $1,056,568, advance from customers of $451,962, deferred tax liabilities of $83,101 and net advance billings of $3,489,776. As of July 31, 2014, we had current liabilities of $7,884,626, which was mainly comprised of advance from customers of $120,649, net advance billings of $3,847,085, amount due to shareholders of $18,934, amount due to related parties of $3,080,147, current capital lease obligations of $31,022, accounts payable and accrued liabilities of $355,861 and amount due to directors of $430,928.

As of July 31, 2015 and July 31, 2014, billings in excess of cost decreased $357,309, or 9%, and accounts payable and accrued liabilities increased $3,179,112, an increase of 894%. These were due to three more projects started in November 2014 and January 2015. Advances from customers and payables for purchasing inventories were incurred. The total amounts due to related parties decreased by $2,023,579, or 66%. Sanhe has repaid the liabilities with prepayment received from customers for its projects.

We had a non-current liabilities balance of $2,687,887 as of July 31, 2015, compared with $2,718,106 as of July 31, 2014.

We had net assets of $9,549,482 and $8,878,530 as of July 31, 2015 and July 31, 2014, respectively.

In October 2015, we received $250,000 in satisfaction of subscription receivables from 24 shareholders, who had been shareholders of HK shares.

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

As of July 31, 2015, we have seven project contracts. Three were completed; three of them are in process and one is being canceled. One of the three projects in Shandong province commenced operation in February 2015 and the other two projects commenced operation at the end of June 2015 and July 2015. The projects in Hubei province, and Zhejiang province are expected to commence operation in November 2015, respectively. The project in Heilongjiang province is scheduled for completion in December 2015. We are negotiating to terminate the project in Sichuan province. We are dependent on these six projects for all our projected revenue until we obtain additional customers and any material delay or reduction in the projected cash receipts will adversely affect our operations. While we expect to generate revenue on the completion of our projects to meet the liquidity and capital resources of our operations, delayed receipts may cause going concern issues.

Sanhe signed a supplemental agreement with Shandong Thaidai Photovoltaic Technology Co., Ltd., the supplier of Shandong Binzhou project in January 2015. The Company paid a deposit of $2,579,896 (RMB 16,000,000) to third party Ni Baofeng, who is the guarantor of Sanhe’s obligations under the agreement with Shandong Thaidai. In order to help assure Sandong Thaidai’s fulfillment of its supply obligations and to facilitate completion of the project, Ni Baofeng agreed to not release the money to Shandong Thaidai without the consent of Sanhe. As of July 31, 2015, the remaining balance of the deposit is $322,077 (RMB 2,000,000).

The Company has incurred losses since its inception resulting in an accumulated deficit of $ 204,751 as of July 31, 2015 and further profits are anticipated in the development of its business despite raising doubts about the Company’s ability to continue as a going concern. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to:

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of July 31, 2015 and 2014.

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

Warranty and Returns

The Company generally provides limited warranties for work performed under its contracts. The warranty periods typically extend for a limited duration following substantial completion of the Company's work on a project. At the time a sale is recognized, we record estimated future warranty costs. Such estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts. The warranty cost is estimated based on our experience with the type of work and any known risks relative to the project and was not material during the periods ended July 31, 2015 and 2014.

No right of return exists on sales of equipment. Replacement part returns are estimable and accrued at the time a sale is recognized.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (NRV), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. The amendments are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is currently assessing this ASU’s impacts on the Company’s consolidated results of operations and financial condition.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40). This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments contained in this ASU apply to all companies and not-for-profit organizations. The amendments are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is currently assessing this ASU’s impact on the Company’s consolidated results of operations and financial condition.

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

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Inflation in China has recently increased substantially. The inflation rate in China was reported at approximately 3.7% percent for 2014 and 2.6% for 2013 (seehttp://www.statista.com/statistics/270338/inflation-rate-in-china/). These factors have led to the adoption by the Chinese government, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Price inflation can affect our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if we are unable to pass along raw material price increases to customers. Accordingly, inflation in China may weaken our competitiveness domestically or in international markets.

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

Item 9A.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Principal Financial Officer, Zhiqi Zhang,, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of July 31, 2015..

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

Based upon that evaluation, our Chief Executive Officer and Acting Principal Financial Officer identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. and concluded that our disclosure controls and procedures as of July 31, 2015 were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2015.

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

In connection with the preparation and filing of this annual report on Form 10-K, the Company’s management, including our Chief Executive Officer and our current Chief Financial Officer (who was also our Chief Executive Officer) has re-evaluated the effectiveness of our internal control over financial reporting as of July 31, 2015 and concluded that, because of the material weaknesses described below, our internal control over financial reporting was not effective as of July 31, 2015. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s re-evaluation of our internal control over financial reporting described above, our management has identified the following deficiencies that it believes constituted individually, and in the aggregate, material weaknesses in our internal control over financial reporting as of July 31, 2015

We are currently in the process of remediating the weaknesses in internal control over financial reporting referred to above by designing and implementing new procedures and controls throughout the Company and its subsidiaries.

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

Other than as described above, there were no changes in our internal controls over financial reporting during the year ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 9B.  Other Information

None

PART III

ITEM 10.   Directors and Executive Officers of the Registrant, and Corporate Governance

DIRECTORS AND OFFICERS

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Zhiqi Zhang	51	Chief Executive Officer, Acting Chief Financial Officer
Zhou Jian	36	Chairman of the Board General Manager and Director of the Company, Executive Director of Sanhe
Zhou Deng Hua	48	Vice General Manager and Director
Xiping Zheng		Manager of Sanhe Manufacturing Department
Tianyu Ma		Engineer at Sanhe Technology Department
Xiaoqin Zhou	47	Manager of Sanhe Sales Department
Chunyin Shi	46	Manager of Sanhe Accounting Department
Xudong Wang	33	Manager of Sanhe Procurement Department
Xiangdong Liu	46	Project Manager

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director, executive officer and key employee of our company, indicating the his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Zhiqi Zhang has served as our Chief Executive Officer since July 29, 2014 and our Acting Chief Financial Officer since April 7, 2015. Mr. Zhang has approximately 22 years’ experience in the legal industry. Mr. Zhang worked as an attorney at Heibei Jianan Law Firm from 2008 through July 31, 2014, when he ceased all operational activities at the firm, but has kept his attorney position at the firm while he works full time for the Company. Heibei Jianan Law Firm has served as the Company’s outside general counsel since May 2013 and the outside general counsel for Sanhe City Lucksky Electrical Engineering Co., Ltd. since January 2014. Between 2000 and 2008, Mr. Zhang was an attorney at Hebei Landao Law Firm. From 1992 to 2000, Mr. Zhang was an attorney at Heibei Chengde Second Law Firm.

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

Xiping Zheng has served as the manager of the manufacturing department of Sanhe since June 5, 2014. Mr. Zheng has over 20 years’ working experience in vehicle and large equipment repair and maintenance. Between 1980 and 2010, Mr. Zheng worked at Hubei Xianning Hengguoqiao Loading and Unloading Transportation Company where he was responsible for the repair and maintenance of all kinds of vehicles, and also provides technical guidance and supervision. Mr. Zheng jointed Luck Sky Holdings (Group) Co., in 2011 and he was responsible the assembly of the engine workshop. In 2012, Mr. Zheng was promoted to the manager of the workshop.

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

Xiaoqing Zhou has served as the manager of Sanhe’s sales department since joining Sanhe on June 5, 2014. Mr. Zhou has over 25-year experience in sales and marketing. In 1990, Mr. Zhou started working for Fuyang City Chamber of Commerce Office and also served as the sales manager of a materials company that is a subsidiary of Fuyang City Chamber of Commerce Office. 2009-2013 worked as business manager in Fuyang City Zhongying Equity Investment Management Co., Ltd)

Chunying Shi has served as the manager of Sanhe’s accounting department since joining Sanhe on June 5, 2014. Between January 2009 and May 2013, she served as the general manager of the accounting department of Sanhe Dong Yi Glass Machine Limited Liability Company, where she managed the company’s overall financial activities. Ms. Shi has over 15 years’ experience in accounting area with a particular focus on industrial accounting area and 10 years’ experience in managing accounting department. Ms. Shi graduated from Inner Mongolia Finance and Economics College. She is a certified accountant and assets appraiser.

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

FAMILY RELATIONSHIPS

Zhou Deng Hua is Zhou Jian’s uncle.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers, or control persons has been involved in any of the following events during the past five years:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and otherminor offenses);

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

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

ITEM 11.   Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The Board of Directors' goal in determining compensation levels is to adequately reward the efforts and achievements of executive officers for the management of the Company. The Company has no pension plan, stock option plan, non-equity incentive plan or deferred compensation arrangement. The Company has not used a compensation consultant in any capacity, but believes that its executive officer compensation package is comparable to similar businesses in its location of its operations.

None of the executive officers has an employment agreement with the Company. In the absence of such employment agreements, the PRC Labor Laws provide for employment related terms such as the term of employment, the provision of labor-related insurance, termination for cause, termination on 30 days' notice and termination without notice and the labor-related benefits.

The Board of Directors awarded Mr. Zhang compensation at the rate of 20,000 RMB per month commencing May 1, 2015.

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

Each major employee has also entered into a confidentiality and non-compete agreement with Sanhe, pursuant to which each effective officer has agreed to hold, both during and subsequent to the terms of his or her agreement, in confidence and not to use, except in pursuance of his or her duties in connection with employment, any of Sanhe’s confidential information, technological secrets, commercial secrets and know-how, to disclose to Sanhe all inventions, designs and techniques resulting from work performed by them, to assign Sanhe all right, title and interest in such inventions, designs and techniques, not to perform services within two years after the termination of the employment for any person or entity that engages in any business activity in or similar to which Sanhe is then engaged or proposes to engage, and not to solicit or encourage any employees of Sanhe to terminate employment with Sanhe in order to engages in any business activity in or similar which Sanhe is then engaged or proposes to engage.

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

Director Compensation

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

The following table sets forth the compensation paid by us for the fiscal year ended July 31, 2015 and July 31, 2014 for our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

				Stock	Option	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)
Zhou Deng Rong	2015	-	-	-	-	-	-
Former CEO, CFO and Director	2014	-	-	-	-	-	-

Zhou Jian	2015	-	-	-	-	-	-
General Manager and Director	2014	-	-	-	-	-	-

Zhou Deng Hua	2015	-	-	-	-	-	-
Vice General Manager And Director	2014	-	-	-	-	-	-

Zhiqi Zhang	2015	$9,663	-	-	-	-
CEO and Acting Chief Financial Officer	2014	-

Roy Thomas Phillips	2015	-	-	-	-	-	-
Former Chief Operating Officer and Acting Chief Financial Officer (1)	2014	-	-	-	-	-	-

(1)

Mr. Phillips received no compensation for his duties as Acting Chief Financial Officer or Chief Operating Officer during the fiscal year ended July 31 2014. He was appointed Acting Chief Financial Officer on July 29, 2014 and resigned from all positions on March 29, 2015. Fiduciary Consultants, an entity in which Mr. Thomas is a principal, received $546,859 through June 22, 2014 from Bezalel International LLC (USA), a consulting firm that is not affiliated with the Company, for advisory services to LuckySky Group, an affiliate of the Company.

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

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth information regarding beneficial ownership of our common stock as of October 22, 2015 (i) by each person who is known to us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated each stockholder has sole voting power and dispositive power with respect to the indicated shares.

		Amount
		and
Name & Address of		Beneficial
Beneficial Owner (1)	Office, If Applicable	Ownership	Percent of
Executive Officers and Directors
Zhou Jian (2)	General Manager, Director	264,850,74	44.8%
Zhou Deng Hua	Vice General Manager, Director	101,831.13	17.2%
Zhiqi Zhang	Chief Executive Officer	0	0%
Global Select Advisors Ltd.		60,000,000(3)	10.2%
Lifang Zhao
Dong Chang Fu Qu Zheng, Jia Zhen Zhao Jia Cun 236, Liao Cheng, SH-252000, China		52 691 675	8.9%
Executive officers and directors as a group		366,681,876	62.9%

(1)

Unless otherwise indicated, the address for each director and officer is c/o Lucky Sky International Investment Holdings Limited, Unit 602, Causeway Bay Common Bldg 1, Sugar Street, Causeway Bay, Hong Kong.

(2)	Mr. Zhou disclaims beneficial ownership of 15,191,260 shares owned by Zhou Deng Rong, his father.

(3)

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

CHANGES OF CONTROL

There are currently no arrangements which would result in a change in control of us.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence

INTERESTED PERSON TRANSACTIONS

Prior to the incorporation of Sanhe, Kelitai Air Powered Machinery Co., Ltd. (“Kelitai”), a subsidiary of LuckSky Group, an entity 70% owned by Zhou Jian, executed various purchase agreements (the “Agreements”) with Beijing Hengruier Machinery Company Limited (“Hengruier”) and made certain prepayments on behalf of the Company. On July 15, 2013, Kelitai, Hengruier and the Company executed a tripartite agreement to transfer the rights and obligations of the Agreements to the Company. As of July 31, 2014, Kelitai has paid $1,242,198 on behalf of the Company as prepayments to Hengruier. The outstanding amounts due to related parties were $1,242,198 (RMB 7,722,000) as of July 31, 2014. These amounts were unsecured, non-interest bearing, and due on demand.

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

HK Shares was formed in September 24, 2013 and issued 250,000,000 shares at $0.001 to 24 shareholders for a total of $250,000. On the date of the merger acquisition HK Shares had no operations other than the subscription receivable; and accordingly, the transaction was accounted for as an acquisition from related party. The 24 shareholders paid the $250,000 to the Company in October 2015.

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

On April 25, 2014, Sanhe entered into a construction project agreement with Xianning LuckSky Aerodynamic Electricity Ltd. (“Xianning”). Prior to April 10, 2014, Xianning was majorly (70%) owned by Zhou Deng Rong, former majority shareholder and former CEO of the Company, and former general manager of Sanhe; where he has significant influence over Xianning.. On April 25, 2015, Sanhe signed a project transfer agreement with Xianning. As of July 31, 2015, the accumulated cost on the construction project was $2,033,840 and the accumulated billings was $5,523,616

On May 30, 2014, the Company entered into the Stock Purchase Agreement with Zhou Jian, the sole shareholder of Luck Sky HK. Effective May 30, 2014 the Company purchased 100% of the issued and outstanding shares of common stock of Luck Sky HK, and the Company paid Zhou Jian a purchase price in the amount of HKD $10,000.00 (approximately USD$1,289.98) in cash.

In May 2014, Sanhe entered into an agreement with Kelitai, to purchase some of Kelitai's fixed assets for the use in its own production. The total amount for the fixed assets and inventory was $1,261,872 (RMB 7,844,300) and Sanhe paid $47,265 (RMB 162,900) for equipment and $21,000 (RMB 130,919) for inventory. The outstanding amount due to related party – Kelitai - was $1,235,667 (RMB 7,681,400) as of July 31, 2014. The amount was unsecured, non-interest bearing, and due on demand.

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

On April 25, 2015, Sanhe entered into a loan agreement with Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group, which is owned by Zhou Deng Rong, former CEO and Sanhe’s former general manager and former majority shareholder of the Company, with a total amount of $507,917 (RMB3,150,000). The loan is unsecured and matures on December 31, 2015. If the loan is not fully repaid on the maturity date, Sanhe will be entitled to receive an interest at 5% per annum. As of July 31, 2015, the outstanding principal on the loan was $32,208.

Sanhe has been working on a construction project for Xiangtian Kelitai where Sanhe was promised to be reimbursed for the cost of the project. The accumulated cost on the construction project as of July 31, 2015 was $579,671.

As of the end of the fiscal year ended July 31, 2014, Zhou Jian has prepaid expenses in the total amount of $410,159.49, and Zhou Deng Rong had prepaid expenses in the total amount of $354,112.46 for the Company. As of the end of the fiscal year ended July 31, 2015, Zhou Jian has prepaid expenses for Xiangtian HK in the total amount of $410,159.49, and Zhou Deng Rong has prepaid expenses for the Company in the total amount of $627,129. There are no agreements for such prepayments.

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

ITEM 14.   Principal Accountant Fees and Services

	Year ended July 31,
	2014	2015
Audit Fees	$98,000	$50,000
Audit Related Fees	14,620	-
Tax Fees	-	-
All Other Fees	6,000	-
Total	$118,620	$50,000

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

(b)   Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated May 25, 2012 by and between Goa Sweet Tours Ltd. and Xiangtian (USA) Air Power Co., Ltd. (previously filed with Current Report on 8-K on August 4, 2014)

2.2	Certificate of Ownership and Merger dated May 29, 2012 (previously filed with Current Report on 8- K on May 29, 2012)

2.3	Common Stock Purchase Agreement dated May 30, 2014 by and among the Registrant, Luck Sky (Hong Kong) Aerodynamic Electricity Limited and Zhou Jian (previously filed with Current Report on 8-K on June 9, 2014)

2.4	Common Stock Purchase Agreement dated July 25, 2014 by and among the Registrant, Zhou Deng Rong and Zhou Jian (previously filed with Current Report on 8-K on May 29, 2012)

3.1	Articles of Incorporation of the Registrant (previously filed with Form S-1 Registration Statement on September 18, 2009)

3.2	By-laws of the Registrant (previously filed with Form S-1 Registration Statement on September 18, 2009)

3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant dated August 14, 2013 ( previously filed with Current Report on 8-K on August 20, 2013)

10.1	Framework Agreement on Business Cooperation dated July 25, 2014 by and between Luck Sky Shen Zhen and Sanhe (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.2	Exclusive Option Agreement dated July 25, 2014 by and among Luck Sky HK, Luck Sky Shen Zhen, Zhou Deng Rong, Zhou Jian and Sanhe (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.3	Exclusive Management, Consulting and Training and Technical Service Agreement dated July 25, 2014 by and between Luck Sky Shen Zhen and Sanhe (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.4	Equity Pledge Agreement dated July 25, 2014 by and among Luck Sky Shen Zhen, Zhou Deng Rong, Zhou Jian, and Sanhe (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.5	Know-How Sub-License Agreement dated July 25, 2014 by and between Luck Sky Shen Zhen and Sanhe (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.6	Power-of-Attorney dated July 25, 2014 issued by Zhou Deng Rong and Zhou Jian to Luck Sky Shen Zhen (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.7	Licensing Agreement dated July 25, 2014 by and among Zhou Deng Rong, Zhou Jian and Luck Sky Shen Zhen (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.8	Licensing Agreement dated July 25, 2014 by and between LuckSky Group and Luck Sky Shen Zhen (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.9	Project Transfer Agreement dated February 28, 2014 by and between Sanhe and Deyang Zhenlin Technology Co., Ltd. (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.10	Project Transfer Agreement dated April 18, 2014 by and between Sanhe and Bing Zhou Xin Tuo Natural Energy Electrical Engineering Limited (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.11	Project Transfer Agreement dated April 25, 2014 by and between Sanhe and Xianning LuckSky Aerodynamic Electricity Ltd (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.12	Lease Agreements dated May 1, 2014 by and between Sanhe and LuckSky Group (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.13	Lease Agreement dated April 1, 2014 by and between Sanhe and Sanhe DongYi (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.14	Consulting Agreement between Beijing Luck Sky Oriental Power Engineering LLC and Beize Finance Consultant International (USA) LLC dated May 2013(previously filed with Current Report on 8-K on August 4, 2014)

10.15	Amendment to Project Transfer Agreement dated April 18, 2014 between Sanhe and Bing Zhou Xin Tuo Natural Energy Electrical Engineering Limited (translated to English)

10.16	Amendment to Project Transfer Agreement dated April 25, 2014 between Sanhe and Xianning LuckSky Aerodynamic Electricity Ltd (translated to English)

10.17	Consulting Agreement between Xiangtian (USA) Air Power Co., Ltd. and Bezalel International LLC dated June 22, 2014 (previously filed with Current Report on 10-K on April 24, 2015

10.18	Equipment Transfer Contract dated May 19, 2014 between Sanhe and Xiangtian Kelitai (previously filed with Current Report on 10-KA on April 24, 2015)

10.19	Loan Agreement dated July 18, 2013 between Sanhe and Xiangtian Kelitai, pursuant to which Sanhe borrowed RMB 7,722,000 from Xiangtian Kelitai (previously filed with Current Report on 10-KA on April 24, 2015)

10.20	Loan Agreement dated April 1, 2014 between Sanhe and LuckSky Group, pursuant to which Sanhe borrowed RMB 3,000,000 from LuckSky Group (previously filed with Current Report on 10-KA on April 24, 2015)

10.21	Inventory Transfer Agreement dated April 30, 2014 between Sanhe and Xiangtian Kelitai (previously filed with Current Report on 10-KA on April 24, 2015)

10.22	Loan agreement dated April 25, 2015 between Sanhe and Xiangtian Kelitai.Air Powered Machinery Co., Ltd. Yaojiao Branch office, (Filed herewith)

21.1	List of Subsidiaries (previously filed with Current Report on 8-K on August 4, 2014)

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act. (Filed herewith)

31.2	Certification of Acting Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act. (Filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Zhiqi Zhang, Chief Executive Officer. (Filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Roy Thomas Phillips, Acting Chief Financial Officer. (Filed herewith)

99.1	Press release dated January 20, 2010 by the Company. (Filed with the Commission on Form 8-K dated January 20, 2010).

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

XIANGTIAN (USA) AIR POWER CO., LTD.

Date: November 13, 2015	By: /s/ Zhiqi Zhang

Name: Zhiqi Zhang
Title: Chief Executive Officer
Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

XIANGTIAN (USA) AIR POWER CO., LTD.
(Registrant)

/s/ Zhou Jian
Zhou Jian
Director
Date: November 13, 2015

/s/ Zhou Deng Hua
Zhou Deng Hua
Director
Date: November 13, 2015

 Xiangtian (USA) Air Power Co., Ltd.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Xiangtian (USA) Air Power Co., Ltd and its Subsidiaries

We have audited the accompanying consolidated balance sheets of Xiangtian (USA) Air Power Co., Ltd and its Subsidiaries as of July 31, 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended July 31, 2015. Xiangtian (USA) Air Power Co., Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xiangtian (USA) Air Power Co., Ltd and Subsidiaries as of July 31, 2015, and the results of its operations and its cash flows for the year ended July 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Oakland Gardens, NY
October 29, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Xiangtian (USA) Air Power Co., Ltd and its Subsidiaries

We have audited the accompanying consolidated balance sheets of Xiangtian (USA) Air Power Co., Ltd and its Subsidiaries as of July 31, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the year in the year period ended July 31, 2014. Xiangtian (USA) Air Power Co., Ltd and its Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xiangtian (USA) Air Power Co., Ltd and Subsidiaries as of July 31, 2014, and the results of its operations and its cash flows for each of the year in the year period ended July 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Jimmy P. Lee, CPA PC
Astoria, NY
November 13, 2014 except for the effects of the restatement, as to which the date is September 4, 2015

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Balance Sheets
(Stated in US Dollars)

	July 31,	July 31,
	2015	2014
		(Restated)
ASSETS
Current assets
Cash and cash equivalence	$502,029	$556,788
Accounts receivable	4,720,093	-
Other receivables	360,071	23,791
Advances to suppliers	5,173,680	7,490,564
Due from related parties	611,879	638,926
Inventory	1,463,856	1,142,726
Deferred tax asset	-	111,844
Other current asset	721,868	1,146,786
Total current assets	$13,553,476	$11,111,425

Non-current assets
Property, plant and equipment, net	$7,679,323	$6,779,256
Deposit for property, plant and equipment	90,826	1,590,581
Total non-current assets	7,770,149	8,369,837

Total assets	$21,323,625	$19,481,262

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$3,534,973	$355,861
Due to shareholders	18,954	18,934
Capital lease obligations - current	33,152	31,022
Due to director	417,770	430,928
Due to related parties	1,056,568	3,080,147
Advance from customers	451,962	120,649
Deferred tax liabilities	83,101	-
Billings in excess of costs	3,489,776	3,847,085
Total current liabilities	9,086,256	7,884,626

Non-current liabilities
Capital lease obligations - non-current	2,687,887	2,718,106
Total non-current liabilities	2,687,887	2,718,106

Total liabilities	$11,774,143	$10,602,732

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 591,042,000 and 598,042,000 shares issued and outstanding, respectively	591,042	598,042
Additional paid-in capital	9,457,675	9,451,675
Subscription receivable	(310,000)	(317,000)
Deficit accumulated	(204,751)	(862,211)
Accumulated other comprehensive gain	15,516	8,024
Total stockholders’ equity	9,549,482	8,878,530
Total liabilities and stockholders’ equity	$21,323,625	$19,481,262

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Statement of Operations and Comprehensive Income (Loss)
(Stated in US Dollars)

	For the	For the
	Year Ended	Year Ended
	July 31,	July 31,
	2015	2014
		(Restated)
Revenue	20,772,028	-

Cost of sales	$17,781,011	$-

Gross profit	$2,991,017	$-

Operating expenses:
Selling expenses	21,912	5,479
General and administrative expenses	1,216,041	745,127
Total operating expenses	1,237,953	750,606

Income (loss) from operations	1,753,064	(750,606)
Other (expense) income
Interest expense	(178,661)	(44,909)
Other expense	(90)	-
Exchange gain	(13)	389
Total other expense, net	(178,764)	(44,520)

Net income (loss) before taxes	$1,574,300	$(795,126)

Income tax benefit (expense)	(916,840)	113,932

Net income (loss) after taxes	$657,460	$(681,194)

Foreign currency translation adjustment	7,492	7,552

Comprehensive income (loss)	664,952	(673,642)

Net earning (loss) per common share – basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	597,907,753	284,206,285

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from September 2, 2008 (Inception) through July 31, 2015
(Stated in US Dollars)

	Common Stock		Additional					Other
		Par	Paid-in		Subscription	Deficit		Comprehensive
	Shares	Value	Capital		Receivable	Accumulated		Income (Loss)	Total

Balances, September 2, 2008 (inception)	-	$-	$-	$		$-		-	$-
Common stock issued for cash	5,000,000	5,000	20,000		-	-		-	25,000
Net loss	-	-	-		-	(19,525)		-	(19,525)

Balances, July 31, 2009	5,000,000	5,000	20,000		-	(19,525)		-	5,475
Common stock issued for cash	3,000,000	3,000	27,000		-	-		-	30,000
Net loss	-	-	-		-	(24,141)		-	(24,141)

Balances, July 31, 2010	8,000,000	8,000	47,000		-	(43,666)		-	11,334
Net loss	-	-	-		-	(18,818)		-	(18,818)

Balances, July 31, 2011	8,000,000	8,000	47,000		-	(62,484)		-	(7,484)
Sale of Goa Excursion	-	-	20,460		-	-		-	20,460
Donated rent	-	-	1,500		-	-		-	1,500
Net loss	-	-	-		-	(30,944)		-	(30,944)
Donated rent

Balances, July 31, 2012	8,000,000	8,000	68,960		-	(93,428)		-	(16,468)
Donated rent	-	-	6,000		-	-		-	6,000
Contribution from shareholders	-	-	1,629,983		-	-		-	1,629,983
Other comprehensive income	-	-	-		-	-		472	472
Net loss	-	-	-		-	(87,589)		-	(87,589)

Balances, July 31, 2013	8,000,000	8,000	1,704,943		-	(181,017)		472	1,532,398
Common stock issued	317,000,000	317,000	-		(317,000)	-		-	-
Common stock issued for the acquisition of Sanhe	273,042,000	273,042	(273,042)		-	-		-	-
Contribution from shareholders	-	-	8,013,774		-	-		-	8,013,774
Donated rent	-	-	6,000		-	-		-	6,000
Other comprehensive income	-	-	-		-	-		7,552	7,552
Net loss	-	-	-		-	(681,194)		-	(681,194)

Balances, July 31, 2014 (Restated)	598,042,000	598,042	9,451,675		(317,000)	(862,211)		8,024	8,878,530
Donated rent	-	-	6,000		-	-		-	6,000

Cancellation of issued shares	(7,000,000)	(7,000)	-		7,000	-		-	-

Other comprehensive income	-	-	-		-	-		7,492	7,492
Net income	-	-	-		-	657,460		-	657,460

Balances, July 31, 2015	591,042,000	$591,042	$9,457,675		$(310,000)$	(204,751	) $	15,516	$9,549,482

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	For the	For the
	Year Ended	Year Ended
	July 31,	July 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$657,460	$(681,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	414,623	74,053
Rent contributed by shareholders as paid-in capital	6,000	6,000
Changes in operating assets and liabilities:
Accounts receivable	(4,736,375)	-
Other receivables	(337,078)	(24,235)
Prepayment	2,438,844	(7,630,372)
Due from related party	(581,671)	-
Inventory	6,315,793	(9,825,555)
Deferred tax asset	113,932	(113,932)
Other current asset	422,426	(1,146,785)
Accounts payable and accrued liabilities	2,886,958	69,894
Other payables and tax payables	621,583	105,623
		-
Advance from customers	(6,056,247)	12,052,437
Advance from shareholders	-	(50,165)
Deferred tax liability	83,388	-
Net cash provided by (used in) operating activities	2,249,636	(7,164,231)

Cash flows from investing activities:
Purchase of property and equipment	(63,234)	(5,792,087)
Loan made to related parties	(32,319)	-
Net cash used in financing activities	(95,553)	(5,792,087)

Cash flows from financing activities:
Advances from related parties	-	3,046,744
Repayment made to related parties	(2,022,822)	-
Advances from director	(13,007)	421,665
Advances from shareholders	-	19,287
Capital contribution from shareholders	-	8,013,774
Net cash provided by (used in) financing activities	(2,035,829)	11,501,470

Effect of exchange rate change on cash	(173,013)	371,629

Net change in cash and cash equivalents	(54,759)	(1,083,219)

Cash and cash equivalents - beginning of period	556,788	1,640,007

Cash and cash equivalents - end of period	$502,029	$556,788

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income tax paid	$426,616	$-

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

Details of the typical VIE structure of the Company's significant VIEs, primarily domestic companies associated with the operations of Sanhe, are set forth below:

•

Framework Agreement on Business Cooperation, entered between Luck Sky Shen Zhen and Sanhe, pursuant to which Luck Sky Shen Zhen and Sanhe have agreed to enter into a series of VIE agreements and to cooperate in all prospective of Sanhe’s business operation and management.

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

•

Equity Pledge Agreement, entered among Luck Sky Shen Zhen, Zhou Deng Rong, Zhou Jian, and Sanhe, pursuant to which Zhou Deng Rong and Zhou Jian, the owners of Sanhe, have pledged all of their rights, titles and interests in Sanhe to Luck Sky Shen Zhen to guarantee Sanhe’s performance of its obligations under all the other VIE Agreements.

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

The following financial statement amounts and balances of the VIE, which is established on August 6, 2014, were included in the accompanying consolidated financial statements as of July 31, 2015 and 2014 and for the years ended July 31, 2015 and 2014, respectively:

	July 31, 2015	July 31, 2014
Total assets	$20,948,502	$26,927,076
Total liabilities	11,457,633	17,610,720

	For the year	For the year
	ended	ended
	July 31, 2015	July 31, 2014

Net income (loss)	$(1,206,494)	$(455,727)

Financial Instrument

The carrying amount reported in the balance sheet for cash, accounts receivable, inventory, other receivables, accounts payable, accrued liabilities and other payables approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of July 31, 2015 and 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable.

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

Impairment of Long-Lived Assets

The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with the standard, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” codified with ASC 360, which requires the Group to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Revenue Recognition

Sales of power generation system in conjunction of system installation are recognized under accounting for construction-type contracts, using the completed-contract method. The reason for selecting completed-contract method is (a) The Company’s contract is duration is less than one year and financial position and results of operations would not vary materially from those resulting from use of the percentage-of completion method. (b) Reasonably dependable estimate cannot be made due to nature of contracts. Accordingly, revenue is recognized upon the completion of the construction, provided persuasive evidence of an arrangement exists, title and risk of loss has transferred, the fee is fixed and determinable, and collection is reasonably assured. We provide for any loss that we expect to incur on these contracts when that loss is probable.

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

Segment Information

The standard, “Disclosures about Segments of an Enterprise and Related Information,” codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment (research, development, production, marketing and sales) and in one geographical segment (China), as all of the Company’s current operations are carried out in China.

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

For the purpose of presenting these financial statements of subsidiaries in PRC, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 6.2097 and 6.2164 as of July 31, 2015 and July 31, 2014, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 6.1884 and 6.1025 for the year ended July 31, 2015 and 2014. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

For the purpose of presenting these financial statements of the subsidiary in Hong Kong, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 7.7514 and 7.7497 as of July 31, 2015 and 2014 respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 7.7536 and 7.7545 for the year ended July 31, 2015 and 2014, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at July 31, 2015 or 2014.

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Recent Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (NRV), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. The amendments are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is currently assessing this ASU’s impacts on the Company’s consolidated results of operations and financial condition.

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

NOTE 3 – ACQUISITIONS

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

HK Shares was formed in September 24, 2013 and issued 250,000,000 shares at $0.001 to 24 shareholders for a total of $250,000. The shares subscribed were paid up on October 23, 2015. On the date of the merger acquisition HK Shares had no operations other than the subscription receivable; and accordingly, the transaction was accounted for as an acquisition from related party.

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

Simultaneously, the Company entered into a common stock purchase agreement with Zhou Jian and Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe, in consideration for the execution of the VIE Agreements and the acquisition of Sanhe. Pursuant to such common stock purchase agreement, the Company issued Zhou Jian and Zhou Deng Rong 264,850,740 and 8,191,260 shares, respectively, of our common stock, representing a total of 46.2% of the our issued and outstanding shares of common stock.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	July 31,	July 31,
	2015	2014
Raw materials	$365,248	$115,839
Accessory parts	848,887	635,708
Work in process	249,721	391,179
Total	$1,463,856	$1,142,726

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	July 31,	July 31,
	2015	2014
Machinery equipment	$5,275,080	$3,997,506
Computer and office equipment	56,558	59,316
Vehicle	74,111	38,558
Property under capital lease	2,759,547	2,756,573
Total property, plant and equipment	8,165,296	6,851,953
Less: accumulated depreciation	(485,973)	(72,697)
Total	$7,679,323	$6,779,256

Total depreciation expenses for the years ended July 31, 2015 and 2014 were $414,623 and $74,053, respectively. Depreciation relating to Contract work in progress for the years ended July 31, 2015 and 2014 were $252,473 and $38,241, respectively, and depreciation relating to general and administrative expenses for the years ended July 31, 2015 and 2014 were $162,150 and $35,812, respectively.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payment as of July 31, 2015

Year ending July 31, 2016	$210,397
Year ending July 31, 2017	210,397
Year ending July 31, 2018	210,397
Year ending July 31, 2019	210,397
Year ending July 31, 2020	210,397
Later years	4,996,921
Total minimum lease payments	6,048,906
Less: Amount representing interest	(3,327,865)
Total	$2,721,041

NOTE 6 – BILLINGS IN EXCESS OF COSTS

Billings in excess of costs consist of the following:

	July 31, 2015	July 31, 2014
Costs incurred on uncompleted contracts	$2,033,840	$7,863,873

Billings to date	(5,523,616)	(11,710,958)

	$(3,489,776)	$(3,847,085)

Included in the accompanying balance sheets as follows:
Costs in excess of billings on uncompleted contracts	$-	$-
Billings on uncompleted contracts in excess of costs	(3,489,776)	(3,847,085)

	$(3,489,776)	$(3,847,085)

NOTE 7 - RELATED PARTY TRANSACTIONS

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

HK Shares was formed in September 24, 2013 and issued 250,000,000 shares at $0.001 to 24 shareholders for a total of $250,000. The shares subscribed were paid up on October 23, 2015. On the date of the merger acquisition HK Shares had no operations other than the subscription receivable; and accordingly, the transaction was accounted for as an acquisition from related party.

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

Construction Project

On April 25, 2014, Sanhe entered into a construction project agreement with Xianning Lucksky Aerodynamic Electricity Ltd (“Xianning Lucksky”). Prior to April 10, 2014, Xianning Lucksky was majorly (70%) owned by Zhou Deng Rong, former majority shareholder and former CEO of the Company, and former general manager of Sanhe; where he has significant influence over Xianning Lucksky. As of July 31, 2015, the accumulated cost on the construction project was $2,033,840 and the accumulated billings was $5,523,616.

Due from related parties

On April 25, 2015, Sanhe entered into a loan agreement with Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group, which is owned by Zhou Deng Rong, former CEO and Sanhe’s former general manager and former majority shareholder of the Company, with a total amount of $507,917 (RMB3,150,000). The loan is unsecured and matures on December 31, 2015. If the loan is not fully repaid on the maturity date, Sanhe will be entitled to receive an interest at 5% per annum. As of July 31, 2015, the outstanding principal on the loan was $32,208.

Sanhe has been working on a construction project for Xiangtian Kelitai where Sanhe was promised to be reimbursed for the cost of the project. The accumulated cost on the construction project as of July 31, 2015 was $579,671 and $638,926 as of July 31, 2015 and 2014.

Due to related parties.

Prior to the incorporation of Sanhe, Kelitai Air Powered Machinery Co., Ltd. (“Kelitai”), a subsidiary of LuckSky Group, an entity owned by Zhou Deng Rong, former general manager and former majority shareholder of the Company, executed various purchase agreements (the “Agreements”) with Beijing Hengruier Machinery Company Limited (“Hengruier”) and made certain prepayments on behalf of the Company. On July 15, 2013, Kelitai, Hengruier and the Company executed a tripartite agreement to transfer the rights and obligations of the Agreements to the Company. The outstanding amounts due to related parties were $0 and $1,242,198 (RMB 7,722,000) as of July 31, 2015 and 2014, respectively. These amounts were unsecured, non-interest bearing, and due on demand.

In May 2014, Sanhe entered into an agreement with Kelitai, to purchase some of Keizai’s fixed assets for the use in its own production. The total amount for the fixed assets and inventory was $1,261,872 (RMB 7,844,300) and Sanhe paid $47,265 (RMB 162,900) for equipment and $21,000 (RMB 130,919) for inventory. The outstanding amount due to related party – Kelitai – were $0 and $1,235,667 (RMB 7,681,400) as of July 31, 2015 and 2014. The amount was unsecured, non-interest bearing, and due on demand.

Sanhe also leases a second factory and office in Sanhe City from Sanhe Dong Yi Glass Machine Company Limited, which is owned by Zhou Deng Rong. A portion of this facility is currently used by Sanhe to demonstrate its products but the facility is primarily intended as a backup to the first facility in Sanhe City and/or for expansion. The factory and office are 4,748.96 square meters. The rent paid by Sanhe for the factory and the office is RMB1,306,500 per year. The lease provides that after 30 years, Sanhe will obtain ownership of the property for no additional payment. As of July 31, 2015 and 2014, the lease payable to Sanhe Dong Yi Glass Machine Company Limited were $262,996 and $52,542, respectively.

From time to time, Mr. Zhou Deng Rong prepaid some expenses for the company. As of July 31, 2015 and July 31, 3014, amounts due to related parties were as follows:

	July 31, 2015	July 31, 2014
Rental fees:
LuckSky Group	166,443	33,253
Sanhe Dong Yi (Capital lease payable)	$262,996	$52,542

Purchase Fixed assets:
Kelitai	$-	$1,235,667

Borrowings:
LuckSky Group	-	1,242,198
Sanhe Dong Yi	$-	$160,865

Prepaid expenses on behalf of the company:
Kelitai	-	1,510
Zhou Deng Rong	627,129	354,112

Total	$1,056,568	$3,080,147

Due to Shareholders

Since inception to April 2014, the Company’s shareholders have paid several employees’ salaries on behalf of the Company. As of July 31, 2015 and July 31, 2014, the amount due to shareholders was $18,954 and $18,934, respectively.

Due to Directors

From time to time, the Company receives advances from its directors. As of July 31, 2015 and July 31, 2014, the Company received $417,770 and $430,928, respectively. The Company used the funds for its operations. These advances are due on demand, unsecured and non-interest bearing.

NOTE 8 GOVERNMENT CONTRIBUTION PLAN

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

The outstanding amount was $62,846 and $22,098 for the year ended July 31, 2015 and 2014, respectively.

NOTE 9. STATUTORY RESERVE

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

On September 23, 2013, the Company issued a total of 67,000,000 shares of restricted common stock at $0.001 per share, such that 60,000,000 shares were issued to Mr. Roy Thomas Phillips, who was then a consultant to the Company and later served as the acting CFO of the Company beginning July 29, 2014, and 7,000,000 shares were issued to two other non-related parties. The shares were issued in contemplation of a secondary offering. The Company takes the position that these shares should be cancelled since no secondary offering was consummated. The Company is taking steps to have these shares canceled. The Company valued the 67,000,000 shares of common stock issued at $67,000 as there was no market for the Company’s common stock and it has limited or no trading; and there is thought to be minimal value in the Company at the time of issuance, therefore the par value is thought to match the assumed market price of the Company’s common stock which is at $0.001 per share. On July 24, 2015, 7,000,000 shares issued to two other non-related parties were cancelled.

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

NOTE 11 - INCOME TAXES

United States

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at July 31, 2015 and 2014 as follows:

	2015	2014
Deferred tax assets:
Net operating losses	$78,278	$170,552

Total deferred tax assets	78,278	170,552
Less: valuation allowance	(78,278)	(170,552)

Deferred tax assets, net	$-	$-

As of July 31, 2015, for U.S. federal income tax reporting purposes, the Company has approximately $731,852 of unused net operating losses (“NOLs”) available for carry forward to future years. The benefit from the carry forward of such NOLs will begin expiring during the year ended July 31, 2029. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

Hong Kong

The Company’s subsidiaries established in HKSAR are subject to Hong Kong Profits Tax. However, these subsidiaries did not earn any income derived in Hong Kong from its date of incorporation to July 31, 2015, and therefore were not subject to Hong Kong Profits Tax.

PRC

The Company’s subsidiaries established in PRC are subject to income tax rate of 25%.

1)	Luck Sky Shenzhen

As of July 31, 2015 and 2014, Luck Sky Shenzhen had $963,727 in net operating profit and $6,283 in net operating loss. $239,383 income tax expenses accrued in 2015 accordingly.

2)	Sanhe

As of July 31, 2015, Sanhe had $849,964 in net operating profit. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 25% of significant items comprising the net deferred tax amount is at July 31, 2015 and 2014 as follows:

	2015	2014
Deferred tax assets:
Net operating losses	$-	$111,844

Total deferred tax assets	-	111,844
Less: valuation allowance	-	-

Deferred tax assets, net	$-	$111,844

Deferred tax liabilities:
Timing differences of revenue recognition	$83,101	$-

Total deferred tax liabilities	83,101	-

Significant components of income tax expense for the years ended July 31, 2015 and 2014 are as follows

	For the year	For the year
	ended	ended
	July 31, 2015	July 31, 2014
Current tax expense	$833,452	$-
Deferred tax expense	83,388	-
Benefits of operating loss carryforwards	-	(113,932)
Tax expense (benefit)	$916,840	$(113,932)

Reconciliation of Effective Income Tax Rate

	For the year		For the year
	ended		ended
	July 31, 2015		July 31, 2014
Statutory U.S. tax rate	34.00%		34.00%
PRC Statutory Tax Rate	25.00%		25.00%
HK Statutory Tax Rate	15.00%		15.00%
Less: Valuation Allowance	(45.44%	)	(59.67%	)
Nondeductible/nontaxable items	29.40%		-
Tax expense (benefit)	57.96%		14.33%

Reconciliation of Effective Income Tax Expense

	For the year	For the year
	ended	ended
	July 31, 2015	July 31, 2014
Statutory U.S. tax rate	$(78,278)	$(170,552)
PRC Statutory Tax Rate	451,874	(113,932)
HK Statutory Tax Rate	(252)	(675)
Less: Valuation Allowance	464,966	171,227
Nondeductible/nontaxable items	78,530	-
Tax expense (benefit)	$916,840	$(113,932)

NOTE 12. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of July 31, 2015 and July 31, 2014, the Company has a capital commitment of $17,697,627 and $27,777,872, respectively.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory as of July 31, 2015 are payable as follows:

Year ending July 31, 2016	343,551
Year ending July 31, 2017	343,551
Year ending July 31, 2018	343,551
Year ending July 31, 2019	343,551
After 2019	5,839,800
Total	$7,214,004

Rental expense of the Company for the year ended July 31, 2015 and 2014 were $344,736 and $89,760, respectively.

Credit risk

Cash deposits with banks are held in financial institutions in China, which are not federally insured deposit protection. Accordingly, the Company has a concentration of credit risk related to these uninsured bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Contingencies

On September 23, 2013, the Company issued 60,000,000 shares of restricted common stock at $0.001 per share to Mr. Roy Thomas Phillips, who was then a consultant to the Company and later served as the acting CFO of the Company beginning July 29, 2014, and two other non-related parties, obtained a total of 7,000,000 shares of restricted common stock. The shares were issued in contemplation of a secondary offering. The Company takes the position that these shares should be cancelled since no secondary offering was consummated. The Company is taking steps to have these shares canceled. The Company valued the 67,000,000 shares of common stock issued at $67,000 as there was no market for the Company’s common stock and it has limited or no trading; and there is thought to be minimal value in the Company at the time of issuance, therefore the par value is thought to match the assumed market price of the Company’s common stock which is at $0.001 per share. The issuance of these securities could result in further dilution to the Company’s stockholders which effects the earnings (loss) per share amount of the Company. The Company might incur additional expenses to have these shares canceled. On July 24, 2015, 7,000,000 shares issued to two other non-related parties were cancelled. For the year ended July 31, 2015, the dilutive effect of not canceling the 60,000,000 shares is incorporated in the consolidated financial statements as the Company recorded such shares as issued and outstanding. The loss per share remained $0.00 with the dilutive effect of not canceling such shares. If the shares are not voluntarily returned for cancellation, the Company will need to commence litigation in Delaware to obtain a judgment to cancel the shares for lack of consideration. At this time, the Company is unable to estimate the cost such litigation if it takes place.