Form 10-Q
period 2015-10-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2015-12-18
CIK 1472468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 591,042,000 shares of common stock, $0.001 par value outstanding at December 14, 2015. The registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Balance Sheets
(Stated in US Dollars)

	October 31,	July 31,
	2015	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalence	$314,011	$502,029
Accounts receivable	4,463,797	4,720,093
Other receivables	491,111	360,071
Advances to suppliers	5,296,893	5,173,680
Due from related parties	574,770	611,879
Inventory	1,410,499	1,463,856
Other current asset	853,440	721,868
Total current assets	$13,404,521	$13,553,476

Non-current assets
Property, plant and equipment, net	$4,936,642	$7,679,323
Deposit for property, plant and equipment	89,269	90,826
Total non-current assets	5,025,911	7,770,149

Total assets	$18,430,432	$21,323,625

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$3,402,645	$3,534,973
Due to shareholders	18,629	18,954
Capital lease obligations - current	-	33,152
Due to director	419,442	417,770
Due to related parties	1,203,067	1,056,568
Advance from customers	415,011	451,962
Deferred tax liabilities	-	83,101
Billings in excess of costs	3,546,502	3,489,776
Total current liabilities	9,005,296	9,086,256

Non-current liabilities
Capital lease obligations - non-current	-	2,687,887
Total non-current liabilities	-	2,687,887

Total liabilities	$9,005,296	$11,774,143

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 591,042,000 and 598,042,000 shares issued and outstanding, respectively	591,042	591,042
Additional paid-in capital	9,709,175	9,457,675
Subscription receivable	(310,000)	(310,000)
Deficit accumulated	(417,094)	(204,751)
Accumulated other comprehensive gain	(147,987)	15,516
Total stockholders’ equity	9,425,136	9,549,482
Total liabilities and stockholders’ equity	$18,430,432	$21,323,625

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Statement of Operations and Comprehensive Loss
(Stated in US Dollars)
(Unaudited)

	For the	For the
	Three	Three
	Months	Months
	Ended	Ended
	October 31,	October 31,
	2015	2014
Revenue	66,610	-

Cost of sales	$62,015	$-

Gross profit	$4,595	$-

Operating expenses:
Selling expenses	4,510	5,335
General and administrative expenses	359,142	339,716
Loss from operations	363,652	345,051

Other (expense) income
Interest expense	-	(37,865)
Non-operating income	131,790
Exchange loss	(17,928)	(609)
Total other (expense) income, net	113,862	(38,474)

Net loss before taxes	$(245,195)	(383,525)

Income tax benefit	32,852	79,107

Net loss after taxes	$(212,343)	(304,418)

Foreign currency translation adjustment	(163,503)	164,155

Comprehensive loss	(375,846)	(140,263)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	591,042,000	598,042,000

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Statements of Cash Flows
(Stated in US Dollars)
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	October 31,	October 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(212,343)	$(304,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67,951	102,378
Deferred tax asset	-	(78,432)
Rent contributed by shareholders as paid-in capital	1,500	1,500
Gain on termination of capital lease	(130,960)	-
Changes in operating assets and liabilities:
Accounts receivable	296,555
Other receivables	(127,161)	(6,216)
Prepayment	(76,914)	1,257,827
Inventory	3,100	(804,168)
Due from related party	9,988	-
Other current asset	(124,498)	(1,230,110)
Accounts payable and accrued liabilities	(148,282)	75,680
Other payables and tax payables	(15,095)	17,852
Advance billings on contracts	47,782	1,443,466
Deferred tax liability	(83,388)	-
Capital lease interest payable to related parties	-	30,150
Net cash provided by (used in) operating activities	(491,765)	505,509

Cash flows from investing activities:
Purchase of property and equipment	-	(3,315)
Loan made to related parties	32,319	-
Net cash provided by (used in) investing activities	32,319	(3,315)

Cash flows from financing activities:
Proceeds from/(Repayment of) advances from related parties	142,298	(690,009)
Advances from director	1,712	-
Advances from shareholders	250,000	-
Net cash provided by (used in) financing activities	394,010	(690,009)

Effect of exchange rate change on cash	(122,582)	63,001

Net change in cash and cash equivalents	(188,018)	(124,814)

Cash and cash equivalents - beginning of period	502,029	556,788

Cash and cash equivalents - end of period	$314,011	$431,974

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

Simultaneously, the Company entered into a common stock purchase agreement with Zhou Jian and Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe, in consideration for the execution of the VIE Agreements and the acquisition of Sanhe. Pursuant to the Stock Purchase Agreement, the Company issued Zhou Jian and Zhou Deng Rong 264,850,740 and 8,191,260 shares, respectively, of our common stock, representing 51.4% of our issued and outstanding shares of common stock.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended July 31, 2015, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended July 31, 2015.

These interim financial statements should be read in conjunction with the audited financial statements for the year ended July 31, 2015, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended July 31, 2015.

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

The VIE agreement was not consummated until July 25, 2014, however, the purpose and design of the establishment of VIE, Sanhe, was to consolidate common control under the Company. ASC 810-10-25-38F states that a reporting entity’s involvement in the design of a VIE may indicate that the reporting entity had the opportunity and the incentive to establish arrangements that result in the reporting entity being the variable interest holder with the power to direct the activities that most significantly impact the VIE’s economic performance. As both the Company and the acquired VIE, Sanhe, are under the common control of Zhou Dengrong and Zhou Jian immediately before and after the acquisition, this transaction was accounted for as a merger under common control, using merger accounting as if the merger had been consummated at the beginning of the earliest period presented, and no gain or loss was recognized. All the assets and liabilities of the VIE, Sanhe, are recorded at carrying value. Hence, Sanhe was consolidated under the Company since its inception due to the purpose and design of its establishment.

The following financial statement amounts and balances of the VIE, which is established on August 6, 2014, were included in the accompanying consolidated financial statements as of October 31, 2015 and July 31, 2015 and for the three months ended October 31, 2015 and 2014, respectively:

	October 31, 2015	July 31, 2015
	(Unaudited)
Total assets	$18,411,671	$20,948,502
Total liabilities	8,129,489	11,457,633

For the three
	months	For the three months
	Ended	ended
	October 31, 2015	October 31, 2014
	(Unaudited)	(Unaudited)
Net loss	$125,656	$242,971

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

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

[  ]     Level 1 inputs to the valuation methodologyare quoted prices (unadjusted) for identical assets or liabilities in active markets.

[  ]     Level 2 inputs to the valuation methodology includes quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

[  ]     Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of October 31, 2015 and July 31, 2015.

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

For the purpose of presenting these financial statements of subsidiaries in PRC, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 6.3180 and 6.2097 as of October 31, 2015 and July 31, 2015, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 6.3521 and 6.1389 for the three months ended October 31, 2015 and October 31, 2014. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

For the purpose of presenting these financial statements of subsidiaries in Hong Kong, PRC, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 7.7496 and 7.7514 as of October 31, 2015 and July 31, 2015, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 7.7510 and 7.7534 the three months ended October 31, 2015 and October 31, 2014, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at October 31, 2015 or October 31, 2014.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $417,094 as of October 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – INVENTORIES

Inventories consist of the following:

	October 31,	July 31,
	2015	2015
	(Unaudited)
Raw materials	$359,823	$365,248
Accessory parts	834,337	848,887
Contracts work in progress	216,339	249,721
Total	$1,410,499	$1,463,856

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	October 31,	July 31,
	2015	2015
	(Unaudited)
Machinery equipment	$5,184,657	$5,275,080
Computer and office equipment	55,589	56,558
Vehicle	72,841	74,111
Property under capital lease	-	2,759,547
Total property, plant and equipment	5,313,087	8,165,296
Less: accumulated depreciation	(376,445)	(485,973)
Total	$4,936,642	$7,679,323

Total depreciation expenses for the three months ended October 31, 2015 and 2014 were $67,951 and $102,378, respectively. Depreciation relating to Contract work in progress for the three months ended October 31, 2015 and 2014 were $61,729 and $63,024, respectively, and depreciation relating to general and administrative expenses for the three months ended October 31, 2015 and 2014 were $6,222 and $39,354, respectively.

On August 1, 2015, the Company terminated the finance leasing with Sanhe Dong Yi Glass Machine Company Limited. The factory and office were returned to the lessor. The assets were no longer recorded as fixed assets, which lead to the decrease of Property, plant and equipment. The Company recognized $130,960 gain due to this termination.

NOTE 6 – BILLINGS IN EXCESS OF COSTS

Billings in excess of costs consist of the following:

	October 31, 2015	July 31, 2015
	(Unaudited)
Costs incurred on uncompleted contracts	$2,115,100	$2,033,840

Billings to date	(5,661,602)	(5,523,616)

	$(3,546,502)	$(3,489,776)

Included in the accompanying balance sheets as follows:
Costs in excess of billings on uncompleted contracts	$-	$-
Billings on uncompleted contracts in excess of costs	(3,546,502)	(3,489,776)

	$(3,546,502)	$(3,489,776)

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

Sanhe leases its principal office, factory and dormitory from LuckSky Group in Sanhe City, Hebei Province. LuckSky Group is owned by Zhou Deng Rong, our former CEO and Zhou Jian, our General Manager and Chairman of the Board. The space in the office, factory and dormitory being leased are 1296, 5160 and 1200 square meters, respectively. The office and factory space are leased for a rent of $113,492 (RMB 697,248) per year and the dormitory is leased for a rent of $21,095 (RMB 129,600) per year. The leases expire on April 30, 2024 and are subject to renewal with a prior two-month written notice. LuckSky Group is in the process of obtaining the land use approval and ownership certificate of the leased building.

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

Sanhe also leases a second factory and office in Sanhe City from Sanhe Dong Yi Glass Machine Company Limited, which is owned by Zhou Deng Rong. A portion of this facility is currently used by Sanhe to demonstrate its products but the facility is primarily intended as a backup to the first facility in Sanhe City and/or for expansion. The factory and office are 4,748.96 square meters. The rent paid by Sanhe for the factory and the office is RMB1,306,500 per year. As of October 31, 2015 and July 31, 2015, the rental fee accrued but unpaid under the leases from LuckSky Group and Sanhe Dong Yi were $258,488 and $262,996, respectively. On August 1, 2015, the two parties entered into a termination of the finance leasing. As the Company no longer needs the factory and office, the assets were returned to the lessor on that day.

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

Construction Project

On April 25, 2014, Sanhe entered into a construction project agreement with Xianning Lucksky Aerodynamic Electricity Ltd (“Xianning Lucksky”). Prior to April 10, 2014, Xianning Lucksky was majorly (70%) owned by Zhou Deng Rong, former majority shareholder and former CEO of the Company, and former general manager of Sanhe; where he has significant influence over Xianning Lucksky. As of October 31, 2015, the accumulated cost on the construction project was $2,115,100 and the accumulated billings was $5,661,602.

Due from related parties

On April 25, 2015, Sanhe entered into a loan agreement with Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group, which is owned by Zhou Deng Rong, former CEO and Sanhe’s former general manager and former majority shareholder of the Company, with a total amount of $507,917 (RMB3,150,000). The loan is unsecured and matures on December 31, 2015. If the loan is not fully repaid on the maturity date, Sanhe will be entitled to receive an interest at 5% per annum. As of October 31, 2015 and July 31, 2015, the outstanding principal on the loan was $0 and $32,208.

Sanhe has been working on a construction project for Xiangtian Kelitai, which agreed to reimburse Sanhe for the cost of the project. The accumulated cost on the construction project was $574,770 and $579,671 as of October 31, 2015 and July 31, 2015.

Due to related parties

Until August 1, 2015, Sanhe leased a second factory and office in Sanhe City from Sanhe Dong Yi Glass Machine Company Limited, which is owned by Zhou Deng Rong. A portion of this facility was used by Sanhe to demonstrate its products but the facility was primarily intended as a backup to the first facility in Sanhe City and/or for expansion. The factory and office are 4,748.96 square meters. The rent paid by Sanhe for the factory and the office was RMB1, 306,500 per year. As of October 31, 2015 and July 31, 2015, the lease payable to Sanhe Dong Yi Glass Machine Company Limited were $258,488 and $262,996, respectively. On August 1, 2015, the two parties terminated the finance leasing. As the Company no longer needs the factory and office, the assets were returned to the lessor effective August 1, 2015

From time to time, Mr. Zhou Deng Rong prepaid some expenses for the company. As of October 31, 2015 and July 31, 3015, amounts due to related parties were as follows:

	October 31, 2015	July 31, 2015
	(Unaudited)
Rental fees:
LuckSky Group	248,005	166,443
Sanhe Dong Yi (Capital lease payable)	$258,488	$262,996

Prepaid expenses on behalf of the company:
Zhou Deng Rong	696,574	627,129

Total	$1,203,067	$1,056,568

Due to Shareholders

Since inception to April 2014, the Company’s shareholders have paid several employees’ salaries on behalf of the Company. As of October 31, 2015 and July 31, 2015, the amount due to shareholders was $18,629 and $18,954, respectively.

Due to Directors

From time to time, the Company receives advances from its directors. As of October 31, 2015 and July 31, 2015, the Company received $419,442 and $417,770, respectively. The Company used the funds for its operations. These advances are due on demand, unsecured and non-interest bearing.

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

The outstanding amount was $70,239 and $62,846 as of October 31, 2015 and July 31, 2015, respectively.

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

NOTE 11 - INCOME TAXES

United States

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at October 31, 2015 and July 31, 2015 as follows:

	October 31, 2015	July 31, 2015
	(Unaudited)
Deferred tax assets:
Net operating losses	$23,040	$78,278

Total deferred tax assets	23,040	78,278
Less: valuation allowance	(23,040)	(78,278)

Deferred tax assets, net	$-	$-

As of October 31, 2015, for U.S. federal income tax reporting purposes, the Company has approximately $799,618 of unused net operating losses (“NOLs”) available for carry forward to future years. The benefit from the carry forward of such NOLs will begin expiring during the year ended July 31, 2029. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

Hong Kong

The Company’s subsidiaries established in HKSAR are subject to Hong Kong Profits Tax. However, these subsidiaries did not earn any income derived in Hong Kong from its date of incorporation to October 31, 2015, and therefore were not subject to Hong Kong Profits Tax.

PRC

The Company’s subsidiaries established in PRC are subject to income tax rate of 25%.

1)	Luck Sky Shenzhen

For the three months ended October 31, 2015 and 2014, Luck Sky Shenzhen had $27,098 and $11,933 in net loss.

2)	Sanhe

For the three months ended October 31, 2015, Sanhe had $98,557 in net loss. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 25% of significant items comprising the net deferred tax amount is at October 31, 2015 and July 31, 2015 as follows:

	October 31, 2015	July 31, 2015
(Unaudited)
Deferred tax assets:
Net operating losses	$-	$-

Total deferred tax assets	-	-
Less: valuation allowance	-	-

Deferred tax assets, net	$-	$-

Deferred tax liabilities:
Timing differences of revenue recognition	$-	$83,101

Total deferred tax liabilities	-	83,101

Significant components of income tax expense for the three months ended October 31, 2015 and 2014 are as follows:

	For the three months	For the three months
	ended	ended
	October 31, 2015	October 31, 2014
	(Unaudited)	(Unaudited)
Current tax expense	$48,386	$-
Deferred tax expense	(81,238)	(79,107)
Benefits of operating loss carryforwards	-	-
Tax expense (benefit)	$(32,852)	$(79,107)

Reconciliation of Effective Income Tax Rate

	For the three months		For the three months
	ended		ended
	October 31, 2015		October 31, 2014
	(Unaudited)		(Unaudited)
Statutory U.S. tax rate	34.00%		34.00%
PRC Statutory Tax Rate	25.00%		25.00%
HK Statutory Tax Rate	15.00%		15.00%
Less: Valuation Allowance	(27.47%	)	(55.37%	)
Deferred Tax	(33.13%	)	-
Tax expense (benefit)	13.40%		20.63%

NOTE 12. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of October 31, 2015 and July 31, 2015, the Company has a capital commitment of $18,237,303 and $17,697,627, respectively.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory as of October 31, 2015 are payable as follows:

Year ending July 31, 2017	337,662
Year ending July 31, 2018	337,662
Year ending July 31, 2019	337,662
Year ending July 31, 2020	337,662
After 2020	5,402,035
Total	$6,752,683

Rental expense of the Company for the three months ended October 31, 2015 and 2014 were $83,962 and $35,318, respectively.

Credit risk

Cash deposits with banks are held in financial institutions in China, which are not federally insured deposit protection. Accordingly, the Company has a concentration of credit risk related to these uninsured bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Contingencies

On September 23, 2013, the Company issued 60,000,000 shares of restricted common stock at $0.001 per share to Mr. Roy Thomas Phillips, who was then a consultant to the Company and later served as the acting CFO of the Company beginning July 29, 2014, and two other non-related parties, obtained a total of 7,000,000 shares of restricted common stock. The shares were issued in contemplation of a secondary offering. The Company takes the position that these shares should be cancelled since no secondary offering was consummated. The Company is taking steps to have these shares canceled. The Company valued the 67,000,000 shares of common stock issued at $67,000 as there was no market for the Company’s common stock and it has limited or no trading; and there is thought to be minimal value in the Company at the time of issuance, therefore the par value is thought to match the assumed market price of the Company’s common stock which is at $0.001 per share. The issuance of these securities could result in further dilution to the Company’s stockholders which effects the earnings (loss) per share amount of the Company. The Company might incur additional expenses to have these shares canceled. On July 24, 2015, 7,000,000 shares issued to two other non-related parties were canceled. For the year ended July 31, 2015, the dilutive effect of not canceling the 60,000,000 shares is incorporated in the consolidated financial statements as the Company recorded such shares as issued and outstanding. The loss per share remained $0.00 with the dilutive effect of not canceling such shares. If the shares are not voluntarily returned for cancellation, the Company will need to commence litigation in Delaware to obtain a judgment to cancel the shares for lack of consideration. At this time, the Company is unable to estimate the cost such litigation if it takes place.

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

On May 30, 2014, the Company entered into the Stock Purchase Agreement with Zhou Jian, the sole shareholder of Luck Sky (Hong Kong) Aerodynamic Electricity Limited (LuckSky Aerodynamic”). Effective May 30, 2014 the Company purchased 100% of the issued and outstanding shares of common stock of Luck Sky Aerodynamic , and the Company paid Zhou Jian a purchase price in the amount of HKD $10,000.00 (approximately USD$1,289.98) in cash (the “Acquisition”). Neither Luck Sky Shen Zhen nor Luck Sky Aerodynamic had any operating business and nominal or liabilities and nominal assets as of the date of the Acquisition. As a result of the Acquisition, Luck Sky Aerodynamic became our wholly owned subsidiary and Luck Sky Shen Zhen became our indirect subsidiary through Luck Sky Aerodynamic.

LuckSky Group was established in 2000 by Zhou Deng Rong after he obtained a series of patents and developed the air compression and related technology. Sanhe was established in July 2013 and was under common control with LuckSky Group. Since inception, Sanhe served as a distributor of products of the LuckSky Group and its subsidiaries.

During the three months ended June 30, 2014, LuckSky Group provided Sanhe with additional working capital and transferred to Sanhe its assets and liabilities related to the compressed air energy storage power generation technology and PV panel installations, but retained its other assets. On April 1, 2014, LuckSky Group loaned Sanhe RMB3, 000,000. The equipment, including machinery, was sold to Sanhe for RMB7, 681,000, its book value, Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group on May 26, 2014. On April 30, 2014, the inventory was sold to Sanhe by Xiangtian Kelitai, Yanjiao Branch, and a division of LuckSky Group for RMB 130,918.80, its historical value. On May 19, 2014, Sanhe entered into an office equipment transfer (purchase) agreement with Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group for a purchase price of RMB162, 900. Sanhe entered into leases with LuckSky Group for a portion of the factory, office space and dormitory located in Sanhe City and a lease with Dong Yi Glass Machine Company Limited, which is owned by Deng Zhou Rong, our former CEO, for a second factory and office space. In addition, 48 employees transferred from LuckSky Group to Sanhe, including all personnel related to the projects under construction and development and administrative and fiancé personnel.

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

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated Financial Statement of the Company for the three-month period ended October 31, 2015 and 2014 and related notes thereto.

Three-month period ended October 31, 2015 compared to three-month period ended October 31, 2014

Revenue

We have recognized $66,610 and $0 revenue for the three months ended October 31, 2015 and 2014. The revenue referred to selling air compression related machines in this period.

Cost of Sales

We have recognized $62,015 and $0 cost of revenue for the three months ended October 31, 2015 and 2014. The project related machines were the Company’s raw materials.

Gross Profit

Gross profit was $4,595 for the three months ended October 31, 2015, compared to $0 for the three months ended October 31, 2014.

Operating Expenses

For the three months ended October 31, 2015, we have incurred total operating expenses in the amount of $363,652, which mainly comprised selling expenses of $4,510, professional expenses of $89,544, salary expenses of $92,923, rental fees of $85,462, and general and administrative expenses totaling $91,213. For the three months ended October 31, 2014, we have incurred total operating expenses in the amount of $345,051, which mainly comprised selling expenses of $5,335, professional fees totaling $114,798, salary expenses of $133,894, rental fees of $33,672, and general and administrative expenses totaling $57,352. The increase in operating expenses by $18,601, or 5.39%, was primarily due to the increase of rental fees incurred by the operational entity Sanhe after it was acquired by the Company in July 2014.

Liquidity and Capital Resources

As of October 31, 2015, we had a cash balance of $314,011. During the three months ended October 31, 2015, net cash used in operating activities totaled $491,765. Net cash provided from investing activities totaled $32,319. Net cash provided by financing activities during the period totaled $394,010. The resulting change in cash for the period was a decrease of $188,018, which was primarily due to cash outflow to suppliers, albeit the cash inflow of the amounts due from related parties and shareholders.

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

As of October 31, 2015, we had current liabilities of $9,005,296, which was mainly comprised of accounts payable and accrued liabilities of $3,402,645, amount due to shareholders of $18,629, amount due to directors of $419,442, amount due to related parties of $1,203,067, advance from customers of $415,011, and net advance billings of $3,546,502. As of July 31, 2015, we had current liabilities of $9,086,256, which was mainly comprised of accounts payable and accrued liabilities of $3,534,973, amount due to shareholders of $18,954, current capital lease obligations of $33,152, amount due to directors of $417,770, amount due to related parties of $1,056,568, advance from customers of $451,962, deferred tax liabilities of $83,101 and net advance billings of $3,489,776.

We had a non-current liabilities balance of $0 as of October 31, 2015, compared with $2,687,887 as of July 31, 2015. The decrease of non-current liabilities due to the termination of finance leasing with Sanhe Dong Yi Glass Machine Company Limited.

We had net assets of $9,425,136 and $9,549,482 as of October 31, 2015 and July 31, 2015, respectively.

Sanhe signed a supplemental agreement with Shandong Thaidai Photovoltaic Technology Co., Ltd., the supplier of Shandong Binzhou project in January 2015. The Company paid a deposit of $2,579,896 (RMB 16,000,000) to third party Ni Baofeng, who is the guarantor of Sanhe’s obligations under the agreement with Shandong Thaidai. In order to help assure Sandong Thaidai’s fulfillment of its supply obligations and to facilitate completion of the project, Ni Baofeng agreed to not release the money to Shandong Thaidai without the consent of Sanhe. As of October 31, 2015, the remaining balance of the deposit is $322,077 (RMB 2,000,000).

As of October 31, 2015, we have eight project contracts. Three were completed; four of them are in process and one is being canceled. One of the three projects in Shandong province commenced operation in February 2015 and the other two projects commenced operation at the end of June 2015 and July 2015. The projects in Hubei province, Heilongjiang province and Zhejiang province are expected to commence operation in December 2015, respectively. The project in Shanxi has not started. d, We are negotiating to terminate the project in Sichuan province. We are dependent on these seven projects for all our projected revenue until we obtain additional customers and any material delay or reduction in the projected cash receipts will adversely affect our operations. While we expect to generate revenue on the completion of our projects to meet the liquidity and capital resources of our operations, delayed receipts may cause going concern issues.

We expect to finance operations from progress billings from ongoing projects and through non-interest bearing loans from the Company’s directors. We estimate that our cash and cash equivalents and projected cash receipts from operations are sufficient to fund operations for the next six months. When additional funds become required, the additional funding may come from equity financing from the sale of our common stock, but there can be no assurance that such financing will be available on acceptable terms. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

The Company has incurred losses since its inception resulting in an accumulated deficit of $408,285 as of October 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to:

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

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

[  ]     Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

[  ]     Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

[  ]     Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of October 31, 2015 and July 31, 2015.

Billings in Excess of Costs

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

Warranty and Returns

The Company generally provides limited warranties for work performed under its contracts. The warranty periods typically extend for a limited duration following substantial completion of the Company's work on a project. At the time a sale is recognized, we record estimated future warranty costs. Such estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts. The warranty cost is estimated based on our experience with the type of work and any known risks relative to the project and was not material during the periods ended October 31, 2015 and July 31, 2015.

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

Date: December 18, 2015