Form 10-Q
period 2016-01-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2016-03-18
CIK 1472468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

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
Yes [ ]      No [X]

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 591,042,000 shares of common stock, $0.001 par value outstanding at March 14, 2016. The registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Balance Sheets
(Stated in US Dollars)

	January 31,	July 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalence	$75,440	$502,029
Accounts receivable	4,121,408	4,720,093
Other receivables	515,225	360,071
Advances to suppliers	5,557,375	5,173,680
Due from related parties	632,737	611,879
Inventory	1,210,360	1,463,856
Other current asset	945,469	721,868
Total current assets	$13,058,014	$13,553,476

Non-current assets
Property, plant and equipment, net	$4,677,892	$7,679,323
Deposit for property, plant and equipment	85,777	90,826
Total non-current assets	4,763,669	7,770,149

Total assets	$17,821,683	$21,323,625

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$3,271,921	$3,534,973
Due to shareholders	17,901	18,954
Capital lease obligations – current	-	33,152
Due to director	417,446	417,770
Due to related parties	1,242,191	1,056,568
Advance from customers	428,884	451,962
Deferred tax liabilities	-	83,101
Billings in excess of costs	3,651,244	3,489,776
Total current liabilities	9,029,587	9,086,256

Non-current liabilities
Capital lease obligations - non-current	-	2,687,887
Total non-current liabilities	-	2,687,887

Total liabilities	$9,029,587	$11,774,143

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding		-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 591,042,000 shares issued and outstanding	591,042	591,042
Additional paid-in capital	9,710,675	9,457,675
Subscription receivable	(310,000)	(310,000)
Deficit accumulated	(643,085)	(204,751)
Accumulated other comprehensive gain	(556,536)	15,516
Total stockholders’ equity	8,792,096	9,549,482
Total liabilities and stockholders’ equity	$17,821,683	$21,323,625

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Statement of Operations and Comprehensive Loss
(Stated in US Dollars)
(Unaudited)

	For the	For the	For the	For the
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2016	2015	2016	2015
Revenue	2,510	-	69,120	-

Cost of sales	$1,528	$-	$63,543	$-

Gross profit	$982	$-	$5,577	$-

Operating expenses:
Selling expenses	4,837	5,325	9,347	10,660
General and administrative expenses	266,645	391,595	625,787	731,311
Loss from operations	271,482	396,920	635,134	741,971

Other (expense) income
Interest expense	-	(44,926)	-	(82,791)
Non-operating income	4,273	-	136,063	-
Exchange gain (loss)	10	106	(17,918)	(503)
Total other (expense) income, net	4,283	(44,820)	118,145	(83,294)

Net loss before taxes	$(266,217)	(441,740)	$(511,412)	(825,265)

Income tax benefit	40,226	79,465	73,078	158,573

Net loss after taxes	$(225,991)	(362,275)	$(438,334)	(666,692)

Foreign currency translation adjustment	(408,549)	(208,249)	(572,052)	(44,094)

Comprehensive loss	(634,540)	(570,524)	(1,010,386)	(710,786)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	591,042,000	598,042,000	591,042,000	598,042,000

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Statements of Cash Flows
(Stated in US Dollars)
(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	January 31,	January 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(438,334)	$(666,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	134,770	206,933
Deferred tax asset	-	(157,542)
Rent contributed by shareholders as paid-in capital	3,000	3,000
Gain on termination of capital lease	(130,960)	-
Changes in operating assets and liabilities:
Accounts receivable	505,689	-
Other receivables	(167,573)	(1,637,123)
Prepayment	(513,200)	(2,084,547)
Inventory	(129,984)	(1,250,042)
Due from related party	(52,634)	-
Other current asset	(246,180)	(23,931)
Accounts payable and accrued liabilities	(189,169)	196,524
Other payables and tax payables	(31,072)	261,476
Advance billings on contracts	589,415	7,477,570
Deferred tax liability	(83,388)	-
Capital lease interest payable to related parties	-	75,163
Net cash provided by (used in) operating activities	(749,620)	2,400,789

Cash flows from investing activities:
Purchase of property and equipment	-	(47,790)
Loan made to related parties	17,110	-
Net cash provided by (used in) investing activities	17,110	(47,790)

Cash flows from financing activities:
Proceeds from/(Repayment of) advances from related parties	196,562	(2,358,234)
Advances from director	1,518	1,151
Advances from shareholders	250,000	-
Net cash provided by (used in) financing activities	448,080	(2,357,083)

Effect of exchange rate change on cash	(142,159)	(131,787)

Net change in cash and cash equivalents	(426,589)	(135,871)

Cash and cash equivalents - beginning of period	502,029	556,788

Cash and cash equivalents - end of period	$75,440	$420,917

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

The VIE agreement was not consummated until July 25, 2014. However, the purpose and design of the establishment of the VIE, Sanhe, was to consolidate common control under the Company. ASC 810-10-25-38F states that a reporting entity’s involvement in the design of a VIE may indicate that the reporting entity had the opportunity and the incentive to establish arrangements that result in the reporting entity being the variable interest holder with the power to direct the activities that most significantly impact the VIE’s economic performance. As both the Company and the acquired VIE, Sanhe, are under the common control of Zhou Dengrong and Zhou Jian immediately before and after the acquisition, this transaction was accounted for as a merger under common control, using merger accounting as if the merger had been consummated at the beginning of the earliest period presented, and no gain or loss was recognized. All the assets and liabilities of the VIE, Sanhe, are recorded at carrying value. Hence, Sanhe was consolidated under the Company since its inception due to the purpose and design of its establishment.

The following financial statement amounts and balances of the VIE, which is established on August 6, 2014, were included in the accompanying consolidated financial statements as of January 31, 2016 and July 31, 2015 and for the six months ended January 31, 2016 and 2015, respectively:

	January 31, 2016	July 31, 2015
	(Unaudited)
Total assets	$17,802,950	$20,948,502
Total liabilities	8,019,455	11,457,633

	For the six	For the six
	months	months
	ended	ended
	January 31,2016	January 31,2015
	(Unaudited)	(Unaudited)
Net loss	$223,651	$484,679

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of January 31, 2016 and July 31, 2015.

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

For the purpose of presenting these financial statements of subsidiaries in PRC, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 6.5752 and 6.2097 as of January 31, 2016 and July 31, 2015, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 6.4054 and 6.1582 for the six months ended January 31, 2016 and January 31, 2015. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

For the purpose of presenting these financial statements of subsidiaries in Hong Kong, PRC, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 7.7876 and 7.7514 as of January 31, 2016 and July 31, 2015, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 7.7555 and 7.7536 the six months ended January 31, 2016 and January 31, 2015, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at January 31, 2016 and 2015.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $643,085 as of January 31, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – INVENTORIES

Inventories consist of the following:

	January 31,	July 31,
	2016	2015
	(Unaudited)
Raw materials	$196,748	$365,248
Accessory parts	801,701	848,887
Contracts work in progress	211,911	249,721
Total	$1,210,360	$1,463,856

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	January 31,	July 31,
	2016	2015
	(Unaudited)
Machinery equipment	$4,981,851	$5,275,080
Computer and office equipment	53,414	56,558
Vehicle	69,991	74,111
Property under capital lease	-	2,759,547
Total property, plant and equipment	5,105,256	8,165,296
Less: accumulated depreciation	(427,364)	(485,973)
Total	$4,677,892	$7,679,323

Total depreciation expenses for the six months ended January 31, 2016 and 2015 were $134,770 and $206,933, respectively. Depreciation relating to Contract work in progress for the six months ended January 31, 2016 and 2015 were $122,430 and $126,311, respectively, and depreciation relating to general and administrative expenses for the six months ended January 31, 2016 and 2015 were $12,340 and $80,622, respectively.

On August 1, 2015, the Company terminated the finance leasing with Sanhe Dong Yi Glass Machine Company Limited. The factory and office were returned to the lessor. The assets were no longer recorded as fixed assets, which lead to the decrease of Property, plant and equipment. The Company recognized $130,960 gain due to this termination.

NOTE 6 – BILLINGS IN EXCESS OF COSTS

Billings in excess of costs consist of the following:

	January 31, 2016	July 31, 2015
	(Unaudited)
Costs incurred on uncompleted contracts	$2,335,372	$2,033,840

Billings to date	(5,986,616)	(5,523,616)

	$(3,651,244)	$(3,489,776)

Included in the accompanying balance sheets as follows:
Costs in excess of billings on uncompleted contracts	$-	$-
Billings on uncompleted contracts in excess of costs	(3,651,244)	(3,489,776)

	$(3,651,244)	$(3,489,776)

NOTE 7 - RELATED PARTY TRANSACTIONS

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

Sanhe also leases a second factory and office in Sanhe City from Sanhe Dong Yi Glass Machine Company Limited, which is owned by Zhou Deng Rong. A portion of this facility is currently used by Sanhe to demonstrate its products but the facility is primarily intended as a backup to the first facility in Sanhe City and/or for expansion. The factory and office are 4,748.96 square meters. The rent paid by Sanhe for the factory and the office is RMB1,306,500 per year. As of January 31, 2016 and July 31, 2015, the rental fee accrued but unpaid under the leases from LuckSky Group and Sanhe Dong Yi were $248,376 and $262,996, respectively. On August 1, 2015, the two parties entered into a termination of the finance leasing. As the Company no longer needs the factory and office, the assets were returned to the lessor on that day.

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

Construction Project

On April 25, 2014, Sanhe entered into a construction project agreement with Xianning Lucksky Aerodynamic Electricity Ltd (“Xianning Lucksky”). Prior to April 10, 2014, Xianning Lucksky was majorly (70%) owned by Zhou Deng Rong, former majority shareholder and former CEO of the Company, and former general manager of Sanhe; where he has significant influence over Xianning Lucksky. As of January 31, 2016, the accumulated cost on the construction project was $2,335,372 and the accumulated billings was $5,986,616.

Due from related parties

On April 25, 2015, Sanhe entered into a loan agreement with Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group, which is owned by Zhou Deng Rong, former CEO and Sanhe’s former general manager and former majority shareholder of the Company, with a total amount of $507,917 (RMB3,150,000). The loan is unsecured and matures on December 31, 2015. If the loan is not fully repaid on the maturity date, Sanhe will be entitled to receive an interest at 5% per annum. As of January 31, 2016 and July 31, 2015, the outstanding principal on the loan was $0 and $32,208. On November 27, 2015, the Company lent out another short-term capital amounting $15,209 to Xiangtian Keliitai without contract. The loan is unsecured and bears no interest. As of January 31, 2016, the balance is $15,209. This loan was repaid on March 8, 2016.

Sanhe has been working on a construction project for Xiangtian Kelitai, which agreed to reimburse Sanhe for the cost of the project. The accumulated cost on the construction project was $617,528 and $579,671 as of January 31, 2016 and July 31, 2015.

Due to related parties

Until August 1, 2015, Sanhe leased a second factory and office in Sanhe City from Sanhe Dong Yi Glass Machine Company Limited, which is owned by Zhou Deng Rong. A portion of this facility was used by Sanhe to demonstrate its products but the facility was primarily intended as a backup to the first facility in Sanhe City and/or for expansion. The factory and office are 4,748.96 square meters. The rent paid by Sanhe for the factory and the office was RMB1, 306,500 per year. As of January 31, 2016 and July 31, 2015, the lease payables to Sanhe Dong Yi Glass Machine Company Limited were $248,376 and $262,996, respectively. On August 1, 2015, the two parties terminated the finance leasing. As the Company no longer needs the factory and office, the assets were returned to the lessor effective August 1, 2015.

From time to time, Mr. Zhou Deng Rong prepaid some expenses for the company. As of January 31, 2016 and July 31, 3015, amounts due to related parties were as follows:

	January 31, 2016	July 31, 2015
	(Unaudited)
Rental fees:
LuckSky Group	220,067	166,443
Sanhe Dong Yi (Capital lease payable)	$248,376	$262,996

Prepaid expenses on behalf of the company:
Zhou Deng Rong	773,748	627,129

Total	$1,242,191	$1,056,568

Due to Shareholders

Since inception to April 2014, the Company’s shareholders have paid several employees’ salaries on behalf of the Company. As of January 31, 2016 and July 31, 2015, the amount due to shareholders was $17,901 and $18,954, respectively.

Due to Directors

From time to time, the Company receives advances from its directors. As of January 31, 2016 and July 31, 2015, the Company received $417,446 and $417,770, respectively. The Company used the funds for its operations. These advances are due on demand, unsecured and non-interest bearing.

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

The outstanding amount was $75,884 and $62,846 as of January 31, 2016 and July 31, 2015, respectively.

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

NOTE 11 - INCOME TAXES

United States

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at January 31, 2016 and July 31, 2015 as follows:

	January 31, 2016	July 31, 2015
	(Unaudited)
Deferred tax assets:
Net operating losses	$66,563	$78,278

Total deferred tax assets	66,563	78,278
Less: valuation allowance	(66,563)	(78,278)

Deferred tax assets, net	$-	$-

As of January 31, 2016, for U.S. federal income tax reporting purposes, the Company has approximately $927,624 of unused net operating losses (“NOLs”) available for carry forward to future years. The benefit from the carry forward of such NOLs will begin expiring during the year ended July 31, 2029. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

Hong Kong

The Company’s subsidiaries established in HKSAR are subject to Hong Kong Profits Tax. However, these subsidiaries did not earn any income derived in Hong Kong from its date of incorporation to January 31, 2016, and therefore were not subject to Hong Kong Profits Tax.

PRC

The Company’s subsidiaries established in PRC are subject to income tax rate of 25%.

1)	Luck Sky Shenzhen

For the six months ended January 31, 2016 and 2015, Luck Sky Shenzhen had $49,310 and $15,244 in net loss.

2)	Sanhe

For the six months ended January 31, 2016, Sanhe had $174,341 in net loss. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 25% of significant items comprising the net deferred tax amount is at January 31, 2016 and July 31, 2015 as follows:

	January 31, 2016	July 31, 2015
(Unaudited)
Deferred tax assets:
Net operating losses	$-	$-

Total deferred tax assets	-	-
Less: valuation allowance	-	-

Deferred tax assets, net	$-	$-

Deferred tax liabilities:
Timing differences of revenue recognition	$-	$83,101

Total deferred tax liabilities	-	83,101

Significant components of income tax expense for the six months ended January 31, 2016 and 2015 are as follows:

	For the six months	For the six months
	ended	ended
	January 31, 2016	January 31, 2015
	(Unaudited)	(Unaudited)
Current tax expense	$7,485	$-
Deferred tax expense	(80,563)	(158,573)
Benefits of operating loss carryforwards	-	-
Tax expense (benefit)	$(73,078)	$(158,573)

Reconciliation of Effective Income Tax Rate

	For the six months		For the six months
	ended		ended
	January 31, 2016		January 31, 2015
	(Unaudited)		(Unaudited)
Statutory U.S. tax rate	34.00%		34.00%
PRC Statutory Tax Rate	25.00%		25.00%
HK Statutory Tax Rate	15.00%		15.00%
Permanent Difference	18.14%		-
Less: Valuation Allowance	(30.05%	)	(54.79%	)
Deferred Tax	(32.56%	)	-
Tax expense (benefit)	29.54%		19.21%

NOTE 12. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of January 31, 2016 and July 31, 2015, the Company has a capital commitment of $18,367,145 and $17,697,627, respectively.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory as of January 31, 2016 are payable as follows:

Year ending July 31, 2017	125,753
Year ending July 31, 2018	125,753
Year ending July 31, 2019	125,753
Year ending July 31, 2020	125,753
After 2020	471,572
Total	$974,584

Rental expense of the Company for the six months ended January 31, 2016 and 2015 were $64,543 and $67,134, respectively.

On August 1, 2015, the Company terminated the finance leasing with Sanhe Dong Yi Glass Machine Company Limited. The factory and office were returned to the lessor. The rents were no longer recorded as expenses and commitments.

Credit risk

Cash deposits with banks are held in financial institutions in China, which are not federally insured deposit protection. Accordingly, the Company has a concentration of credit risk related to these uninsured bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Contingencies

On September 23, 2013, the Company issued 60,000,000 shares of restricted common stock at $0.001 per share to Mr. Roy Thomas Phillips, who was then a consultant to the Company and later served as the acting CFO of the Company beginning July 29, 2014, and two other non-related parties, obtained a total of 7,000,000 shares of restricted common stock. The shares were issued in contemplation of a secondary offering. The Company takes the position that these shares should be cancelled since no secondary offering was consummated. The Company valued the 67,000,000 shares of common stock issued at $67,000 as there was no market for the Company’s common stock and it has limited or no trading; and there is thought to be minimal value in the Company at the time of issuance, therefore the par value is thought to match the assumed market price of the Company’s common stock which is at $0.001 per share.. The Company has been taking steps to have these shares canceled. The Company might incur additional expenses to have these shares canceled. On July 24, 2015, 7,000,000 shares issued to two other non-related parties were canceled. For the year ended July 31, 2015, the dilutive effect of not canceling the 60,000,000 shares is incorporated in the consolidated financial statements as the Company recorded such shares as issued and outstanding. The loss per share remained $0.00 with the dilutive effect of not canceling such shares. If the shares are not voluntarily returned for cancellation, the Company will need to commence litigation to obtain a judgment to cancel the shares for lack of consideration. At this time, the Company is unable to estimate the cost such litigation if it takes place.

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

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated Financial Statement of the Company for the six-month and three-month period ended January 31, 2016 and 2015 and related notes thereto.

Three-month period ended January 31, 2016 compared to three-month period ended January 31, 2015

Revenue

We have recognized $2,510 and $0 revenue for the three months ended January 31, 2016 and 2015. The revenue referred to selling air compression related machines in this period.

Cost of Sales

We have recognized $1,528 and $0 cost of revenue for the three months ended January 31, 2016 and 2015. The increase in cost of sales is due to increase in sales.

Gross Profit

Gross profit was $982 for the three months ended January 31, 2016, compared to $0 for the three months ended January 31, 2015.

Operating Expenses

For the three months ended January 31, 2016, we incurred total operating expenses in the amount of $271,482, which mainly comprised selling expenses of $4,837, professional expenses of $91,322, salary expenses of $95,204 and general and administrative expenses totaling $80,119. For the three months ended January 31, 2015, we incurred total operating expenses in the amount of $396,920, which mainly comprised selling expenses of $5,325, professional fees totaling $153,849, salary expenses of $ 103,461 and general and administrative expenses totaling $134,285. The decrease in operating expenses by $125,438, or 31.6%, was primarily due to the decrease of professional fees and salaries incurred by smaller projects under development.

Six-month period ended January 31, 2016 compared to six-month period ended January 31, 2015

Revenue

We have recognized $69,120 and $0 revenue for the six months ended January 31, 2016 and 2015. The revenue referred to selling air compression related machines in this period.

Cost of Sales

We have recognized $63,543 and $0 cost of revenue for the six months ended January 31, 2016 and 2015. The increase in cost of sales is due to increase in sales.

Gross Profit

Gross profit was $5,577 for the six months ended January 31, 2016, compared to $0 for the six months ended January 31, 2015.

Operating Expenses

For the six months ended January 31, 2016, we incurred total operating expenses in the amount of $635,134, which mainly comprised selling expenses of $9,347, professional expenses of $180,866, salary expenses of $188,127, rental fees of $67,543, and general and administrative expenses totaling $189,251. For the six months ended January 31, 2015, we incurred total operating expenses in the amount of $741,971, which mainly comprised selling expenses of $10,660, professional fees totaling $268,647, salary expenses of $240,574, rental fees of $68,634, and general and administrative expenses totaling $153,456. The decrease in operating expenses by $106,837, or 14.4%, was primarily due to the decrease of professional fees and salaries incurred by less big projects under development.

Liquidity and Capital Resources

As of January 31, 2016, we had a cash balance of $75,440. During the six months ended January 31, 2016, net cash used in operating activities totaled $749,620. Net cash provided from investing activities totaled $17,110. Net cash provided by financing activities during the period totaled $448,080. The change in the use of net cash for the period was a decrease of $426,589, which was primarily due to cash outflow to suppliers coupled with a decline in cash inflow of the amounts due from customers, related parties and shareholders.

As of January 31, 2015, we had a cash balance of $420,917. During the six months ended January 31, 2015, net cash generated from operating activities totaled $2,400,790. Net cash used in investing activities totaled $47,790. Net cash repaid for financing activities during the period totaled $2,357,083. The change in the use of net cash for the period was a decrease of $135,871, which was primarily due to cash outflow for the purchase of inventory, acquiring raw material, incurring costs and deposits in the ongoing projects, purchasing property and equipment, decrease in the amount due to related parties and increase in the amount other current assets, albeit the cash inflow from advance billings on contracts.

As of January 31, 2016, we had current liabilities of $9,029,587, which was mainly comprised of accounts payable and accrued liabilities of $3,271,921, amount due to shareholders of $17,901, amount due to directors of $417,446, amount due to related parties of $1,242,191, advance from customers of $428,884, and net advance billings of $3,651,244. As of July 31, 2015, we had current liabilities of $9,086,256, which was mainly comprised of accounts payable and accrued liabilities of $3,534,973, amount due to shareholders of $18,954, current capital lease obligations of $33,152, amount due to directors of $417,770, amount due to related parties of $1,056,568, advance from customers of $451,962, deferred tax liabilities of $83,101 and net advance billings of $3,489,776.

We had a non-current liabilities balance of $0 as of January 31, 2016, compared with $2,687,887 as of July 31, 2015. The decrease of non-current liabilities was due to the termination of finance leasing with Sanhe Dong Yi Glass Machine Company Limited.

We had net assets of $8,792,096 and $9,549,482 as of January 31, 2016 and July 31, 2015, respectively.

Sanhe signed a supplemental agreement with Shandong Thaidai Photovoltaic Technology Co., Ltd., the supplier of Shandong Binzhou project in January 2015. The Company paid a deposit of $2,579,896 (RMB 16,000,000) to third party Ni Baofeng, who is the guarantor of Sanhe’s obligations under the agreement with Shandong Thaidai. In order to help assure Sandong Thaidai’s fulfillment of its supply obligations and to facilitate completion of the project, Ni Baofeng agreed to not release the money to Shandong Thaidai without the consent of Sanhe. As of January 31, 2016, the remaining balance of the deposit is $322,077 (RMB 2,000,000).

As of January 31, 2016, we had eight principal projects. Three were completed; two are in process, two are not yet started and one is being canceled. One of the three projects in Shandong province commenced operation in February 2015 and the other two projects commenced operation at the end of June 2015 and July 2015. The projects in Hubei province and Zhejiang province are expected to commence operation in March 2016. The projects in Heilongjiang and in Shanxi has not started. We are negotiating to terminate the project in Sichuan province. We are dependent on these projects for all our projected revenue until we obtain additional customers and any material delay or reduction in the projected cash receipts will adversely affect our operations. While we expect to generate revenue on the completion of our projects to meet the liquidity and capital resources of our operations, delayed receipts may cause going concern issues.

We expect to finance operations from progress billings from ongoing projects and through non-interest bearing loans from the Company’s directors. We estimate that our cash and cash equivalents and projected cash receipts from operations are sufficient to fund operations for the next six months. When additional funds become required, the additional funding may come from loans from affiliates or equity financing from the sale of our common stock, but there can be no assurance that such financing will be available on acceptable terms. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

The Company has incurred losses since its inception resulting in an accumulated deficit of $643,085 as of January 31, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to:

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of January 31, 2016 and July 31, 2015.

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

Warranty and Returns

The Company generally provides limited warranties for work performed under its contracts. The warranty periods typically extend for a limited duration following substantial completion of the Company's work on a project. At the time a sale is recognized, we record estimated future warranty costs. Such estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts. The warranty cost is estimated based on our experience with the type of work and any known risks relative to the project and was not material during the periods ended January 31, 2016 and July 31, 2015.

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

Date: March 16 2016