Form 10-Q
period 2016-04-30
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2016-06-10
CIK 1472468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [X ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]           No [X]

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 591,042,000 shares of common stock, $0.001 par value outstanding at June 7, 2016. The registrant has no other class of common equity.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of April 30, 2016 (Unaudited) and July 31, 2015	4
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended April 30, 2016 and 2015 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2016 and 2015 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Mine Safety Disclosures	33
Item 5. Other Information	33
Item 6. Exhibits	33
Signatures	34

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Balance Sheets
(Stated in US Dollars)

	April 30,	July 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalence	$44,553	$502,029
Accounts receivable	6,149,956	4,720,093
Other receivables	522,827	360,071
Advances to suppliers	4,363,878	5,173,680
Due from related parties	696,396	611,879
Inventory	1,246,644	1,463,856
Other current asset	117,309	721,868
Total current assets	$13,141,563	$13,553,476

Non-current assets
Property, plant and equipment, net	$4,689,861	$7,679,323
Deposit for property, plant and equipment	183,007	90,826
Total non-current assets	4,872,868	7,770,149

Total assets	$18,014,431	$21,323,625

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$6,602,608	$3,534,973
Due to shareholders	18,181	18,954
Capital lease obligations – current	-	33,152
Due to director	419,093	417,770
Due to related parties	1,447,499	1,056,568
Advance from customers	295,330	451,962
Deferred tax liabilities	-	83,101
Billings in excess of costs	8,233	3,489,776
Total current liabilities	8,790,944	9,086,256

Non-current liabilities
Capital lease obligations - non-current	-	2,687,887
Total non-current liabilities	-	2,687,887

Total liabilities	$8,790,944	$11,774,143

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 591,042,000 shares issued and outstanding	591,042	591,042
Additional paid-in capital	9,712,175	9,457,675
Subscription receivable	(310,000)	(310,000)
Deficit accumulated	(364,366)	(204,751)
Accumulated other comprehensive gain	(405,364)	15,516
Total stockholders’ equity	9,223,487	9,549,482
Total liabilities and stockholders’ equity	$18,014,431	$21,323,625

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Stated in US Dollars)
(Unaudited)

	For the	For the	For the	For the
	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	April 30,	April 30,	April 30,	April 30,
	2016	2015	2016	2015
Revenue	8,940,206	1,130,405	9,009,326	1,130,405

Cost of sales	$7,957,023	$938,674	$8,020,566	$938,674

Gross profit	$983,183	$191,731	$988,760	$191,731

Operating expenses:
Selling expenses	6,668	5,731	16,015	16,391
General and administrative expenses	401,734	187,067	1,027,521	918,378
Loss from operations	408,402	192,798	1,043,536	934,769

Other (expense) income
Interest expense	136	(44,178)	136	(126,879)
Non-operating income (loss)	(767)	-	135,296	(90)
Exchange gain (loss)	8	491	(17,910)	(12)
Total other (expense) income, net	(623)	(43,687)	117,522	(126,981)

Net income (loss) before taxes	$574,158	(44,754)	$62,746	(870,019)

Income tax benefit (expense)	(295,439)	20,548	(222,361)	179,120

Net income (loss)	$278,719	(24,206)	$(159,615)	(690,899)

Foreign currency translation adjustment	151,172	68,662	(420,880)	24,568

Comprehensive income (loss)	429,891	44,456	(580,495)	(666,331)

Earnings (loss) per common share – basic and diluted	$0.00	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	591,042,000	531,042,000	591,042,000	531,042,000

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Statements of Cash Flows
(Stated in US Dollars)
(Unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	April 30,	April 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(159,615)	$(690,899)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	201,090	310,560
Deferred tax asset	-	(185,177)
Rent contributed by shareholders as paid-in capital	4,500	4,500
Gain on termination of capital lease	(129,159)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,445,208)	(808,753)
Other receivables	(164,202)	(327,150)
Prepayment	805,207	2,089,024
Inventory	2,233,930	(367,649)
Due from related party	(117,041)	(404,376)
Other current asset	606,446	(2,713,042)
Accounts payable and accrued liabilities	2,745,623	2,265,143
Other payables and tax payables	341,447	277,548
Advance billings on contracts	(5,668,290)	2,908,357
Deferred tax liability	(83,388)	-
Capital lease interest payable to related parties	-	119,631
Net cash provided by (used in) operating activities	(828,660)	2,477,717

Cash flows from investing activities:
Purchase of property and equipment	(98,250)	(64,505)
Repayment of loan made to related parties	31,053	-
Net cash provided by (used in) investing activities	(67,197)	(64,505)

Cash flows from financing activities:
Proceeds from/(Repayment of) advances from related parties	392,061	(2,336,613)
Advances from director	1,327	(13,031)
Advances from shareholders	250,000	-
Net cash provided by (used in) financing activities	643,388	(2,349,644)

Effect of exchange rate change on cash	(205,007)	(128,699)

Net change in cash and cash equivalents	(457,476)	(65,131)

Cash and cash equivalents - beginning of period	502,029	556,788

Cash and cash equivalents - end of period	$44,553	$491,657

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

Merger with LuckSky (Hong Kong) Shares Limited

On September 5, 2013, the Company entered into a business combination by means of merger of LuckSky (Hong Kong) Shares Limited (“HK Shares”), a Hong Kong corporation, for 250,000,000 shares of common stock of the Company. Prior to the merger, HK Shares had no liabilities and nominal assets. On September 23, 2013, the Company issued 250,000,000 shares of common stock to the shareholders of HK Shares. Effectively on September 24, 2013, the shareholders of HK Shares accepted the shares from the Company and surrendered its control of HK Shares to the Company in exchange of 250,000,000 shares of HK Shares to be issued to its shareholders. On October 16, 2013, HK Shares completed the issuance of its 250,000,000 shares accordingly. HK Shares was canceled on December 23, 2014.

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

Simultaneously, the Company entered into a common stock purchase agreement with Zhou Jian and Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe, in consideration for the execution of the VIE Agreements and the acquisition of Sanhe. Pursuant to the Stock Purchase Agreement, the Company issued Zhou Jian and Zhou Deng Rong 264,850,740 and 8,191,260 shares, respectively, of our common stock, representing 51.4% of the then total issued and outstanding shares of our common stock.

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

The following financial statement amounts and balances of the VIE that was established on August 6, 2014, were included in the accompanying consolidated financial statements as of April 30, 2016 and July 31, 2015 and for the nine-month period ended April 30, 2016 and 2015, respectively:

	April 30,
	2016	July 31, 2015
	(Unaudited)
Total assets	$17,773,001	$20,948,502
Total liabilities	8,728,624	11,457,633

	For the nine	For the nine
	months	months
	ended	ended
	April 30,2016	April 30,2015
	(Unaudited)	(Unaudited)
Net loss	$59,615	$559,947

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of April 30, 2016 and July 31, 2015.

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

For the purpose of presenting these financial statements of subsidiaries in PRC, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 6.4738 and 6.2097 as of April 30, 2016 and July 31, 2015, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 6.4407 and 6.1824 for the nine-month period ended April 30, 2016 and April 30, 2015. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

For the purpose of presenting these financial statements of subsidiaries in Hong Kong, PRC, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 7.7570 and 7.7514 as of April 30, 2016 and July 31, 2015, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 7.7591 and 7.7540 the nine-month period ended April 30, 2016 and April 30, 2015, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at April 30, 2016 and 2015.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $364,366 as of April 30, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – INVENTORIES

Inventories consist of the following:

	April 30,	July 31,
	2016	2015
	(Unaudited)
Raw materials	$207,492	$365,248
Accessory parts	816,733	848,887
Contracts work in progress	222,419	249,721
Total	$1,246,644	$1,463,856

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	April 30,	July 31,
	2016	2015
	(Unaudited)
Machinery equipment	$5,065,295	$5,275,080
Computer and office equipment	54,251	56,558
Vehicle	71,088	74,111
Property under capital lease	-	2,759,547
Total property, plant and equipment	5,190,634	8,165,296
Less: accumulated depreciation	(500,773)	(485,973)
Total	$4,689,861	$7,679,323

Total depreciation expenses for the nine-month period ended April 30, 2016 and 2015 were $201,090 and $310,560, respectively. Depreciation relating to Contract work in progress for the nine-month period ended April 30, 2016 and 2015 were $182,565 and $189,241, respectively, and depreciation relating to general and administrative expenses for the nine-month period ended April 30, 2016 and 2015 were $18,525 and $121,321, respectively.

On August 1, 2015, the Company terminated the finance leasing with Sanhe Dong Yi Glass Machine Company Limited. The factory and office were returned to the lessor. The assets were no longer recorded as fixed assets, which lead to the decrease of Property, plant and equipment. The Company recognized $129,159 gain due to this termination.

NOTE 6 – BILLINGS IN EXCESS OF COSTS

Billings in excess of costs consist of the following:

	April 30, 2016	July 31, 2015
	(Unaudited)
Costs incurred on uncompleted contracts	$22,661	$2,033,840

Billings to date	(30,894)	(5,523,616)

	$(8,233)	$(3,489,776)

Included in the accompanying balance sheets as follows:
Costs in excess of billings on uncompleted contracts	$-	$-
Billings on uncompleted contracts in excess of costs	(8,233)	(3,489,776)

	$(8,233)	$(3,489,776)

NOTE 7 - RELATED PARTY TRANSACTIONS

On July 25, 2014, Luck Sky Shen Zhen obtained an exclusive, worldwide, royalty free license from Zhou Deng Rong and Zhou Jian (his son) and a second exclusive, worldwide royalty free license from LuckSky Group to an aggregate of 48 Chinese patents and related know how and trade secrets, including the technology underlying 13 patent applications (the “Technology”). The Technology represents all of the patents, patent applications and related know how and trade secrets owned or obtained by the licensors in China with respect to PV installations and the air energy storage power generation technology as applied to commercial and residential buildings, but not wind towers. On July 25, 2014, Luck Sky Shen Zhen granted Sanhe an exclusive sublicense with respect to the use of the Technology for commercial and residential buildings, but not for other uses, including wind towers, vehicles and trains, which sublicense also provides for a royalty payment to Luck Sky Shen Zhen equal of five percent of Sanhe’s revenues.

Sanhe leases its principal office, factory and dormitory from LuckSky Group in Sanhe City, Hebei Province. LuckSky Group is owned by Zhou Deng Rong, our former CEO and Zhou Jian, our General Manager and Chairman of the Board. The space in the office, factory and dormitory being leased are 1296, 5160 and 1200 square meters, respectively. The office and factory space are leased for a rent of $108,257 (RMB 697,248) per year and the dormitory is leased for a rent of $20,122 (RMB 129,600) per year. The leases expire on April 30, 2024 and are subject to renewal with a prior two-month written notice. LuckSky Group is in the process of obtaining the land use approval and ownership certificate of the leased building.

On April 28, 2012, Zhou Jian obtained the right of usage of 44.3 acres agricultural land where our principal office, factory and dormitory are located for 18 years and 8 months, starting May 1, 2012. The annual price paid for such usage rights is $5,358 (RMB 34,510). On May 1, 2012, Zhou Jian signed a commitment letter that allowed Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group to use this agricultural land. LuckSky Group constructed the buildings on such agricultural land. In the event we are unable to use our principal factory and office space as a result of this usage issue, the lease provides that LuckSky Group will use every effort to complete and perfect the ownership and usage rights, or provide Sanhe with equivalent space.

Sanhe also leases a second factory and office in Sanhe City from Sanhe Dong Yi Glass Machine Company Limited, which is owned by Zhou Deng Rong. A portion of this facility is currently used by Sanhe to demonstrate its products but the facility is primarily intended as a backup to the first facility in Sanhe City and/or for expansion. The factory and office are 4,748.96 square meters. The rent paid by Sanhe for the factory and the office is RMB1,306,500 per year. As of April 30, 2016 and July 31, 2015, the rental fee accrued but unpaid under the leases from LuckSky Group and Sanhe Dong Yi were $252,267 and $262,996, respectively. On August 1, 2015, the two parties entered into a termination of the finance leasing. As the Company no longer needs the factory and office, the assets were returned to the lessor on that day.

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

On July 25, 2014, the Company entered into the Stock Purchase Agreement with Zhou Jian and Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe. In consideration for the execution of the VIE Agreements and the acquisition of Sanhe, the Company issued Zhou Jian and Zhou Deng Rong 264,850,740 and 8,191,260 shares, respectively, of our common stock, representing 51.4% of the then total issued and outstanding shares of our common stock.

Construction Project

On April 25, 2014, Sanhe entered into a construction project agreement with Xianning Lucksky Aerodynamic Electricity Ltd (“Xianning Lucksky”). Prior to April 10, 2014, Xianning Lucksky was majorly (70%) owned by Zhou Deng Rong, former majority shareholder and former CEO of the Company, and former general manager of Sanhe; where he has significant influence over Xianning Lucksky. As of April 30, 2016, the project was completed and $4,093,212 of revenue and $3,612,705 of cost of sales were recognized for the nine-month period ended April 30, 2016.

Due from related parties

On April 25, 2015, Sanhe entered into a loan agreement with Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group, which is owned by Zhou Deng Rong, former CEO and Sanhe’s former general manager and former majority shareholder of the Company, with a total amount of $507,917 (RMB3,150,000). The loan is unsecured and the maturity date was December 31, 2015. If the loan was not fully repaid on the maturity date, Sanhe would have been entitled to receive an interest at 5% per annum. As of April 30, 2016 and July 31, 2015, the outstanding principal on the loan was $0 and $32,208. On November 27, 2015, the Company lent another short-term capital loan for $15,209 to Xiangtian Kelitai without a contract. The loan is unsecured and bears no interest. This loan was repaid on March 8, 2016.

Sanhe has been working on a construction project for Xiangtian Kelitai, and Xiangtian Kelitai agreed to reimburse Sanhe for the cost of the project. The accumulated cost on the construction project was $696,396 and $579,671 as of April 30, 2016 and July 31, 2015.

Due to related parties

Until August 1, 2015, Sanhe leased a second factory and office in Sanhe City from Sanhe Dong Yi Glass Machine Company Limited, which is owned by Zhou Deng Rong. A portion of this facility was used by Sanhe to demonstrate its products but the facility was primarily intended as a backup to the first facility in Sanhe City and/or for expansion. The factory and office are 4,748.96 square meters. The rent paid by Sanhe for the factory and the office was RMB1, 306,500 per year. As of April 30, 2016 and July 31, 2015, the lease payables to Sanhe Dong Yi Glass Machine Company Limited were $252,267 and $262,996, respectively. On August 1, 2015, the two parties terminated the finance lease. As the Company no longer needs the factory and office, the assets were returned to the lessor effective August 1, 2015.

From time to time, Mr. Zhou Deng Rong prepaid some expenses for the company. As of April 30, 2016 and July 31, 3015, amounts due to related parties were as follows:

	April 30, 2016	July 31, 2015
	(Unaudited)
Rental fees:
LuckSky Group	255,444	166,443
Sanhe Dong Yi (Capital lease payable)	$252,267	$262,996

Prepaid expenses on behalf of the company:
Zhou Deng Rong	939,788	627,129

Total	$1,447,499	$1,056,568

Due to Shareholders

Since inception to April 2014, the Company’s shareholders have paid several employees’ salaries on behalf of the Company. As of April 30, 2016 and July 31, 2015, the amount due to shareholders was $18,181 and $18,954, respectively.

Due to Directors

From time to time, the Company receives advances from its directors. As of April 30, 2016 and July 31, 2015, the Company received $419,093 and $417,770, respectively. The Company used the funds for its operations. These advances are due on demand, unsecured and non-interest bearing.

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

The outstanding amount was $90,332 and $62,846 as of April 30, 2016 and July 31, 2015, respectively.

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

NOTE 10 - CAPITAL STOCK AND EQUITY TRANSACTIONS

Common Stock

The total number of common shares that the Company is authorized to issue is 1,000,000,000 shares with a par value of $0.001 per share.

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

On July 25, 2014, we entered into the Stock Purchase Agreement in connection with the acquisition of Sanhe with Zhou Jian and Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe. In consideration for the execution of the VIE Agreements and the acquisition of Sanhe, we issued to Zhou Jian and Zhou Deng Rong 264,850,740 and 8,191,260 shares, respectively, of our common stock, representing 51.4% of the then total issued and outstanding shares of our common stock.

Preferred Stock

The total number of preferred stock that the Company is authorized to issue is 100,000,000 shares with a par value of $0.001 per share. The preferred stock may be issued in one or more series, from time to time, with each series to have such designation, relative rights, preference or limitations, as adopted by the Company’s Board of Directors. No preferred stock has been issued.

NOTE 11 - INCOME TAXES

United States

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount at April 30, 2016 and July 31, 2015 is as follows:

	April 30, 2016	July 31, 2015
	(Unaudited)
Deferred tax assets:
Net operating losses	$121,978	$78,278

Total deferred tax assets	121,978	78,278
Less: valuation allowance	(121,978)	(78,278)

Deferred tax assets, net	$-	$-

As of April 30, 2016, for U.S. federal income tax reporting purposes, the Company has approximately $1,090,612 of unused net operating losses (“NOLs”) available for carry forward to future years. The benefit from the carry forward of such NOLs will begin expiring during the year ended July 31, 2029. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

Hong Kong

The Company’s subsidiaries established in HKSAR are subject to Hong Kong Profits Tax. However, these subsidiaries did not earn any income derived in Hong Kong from its date of incorporation to April 30, 2016, and therefore were not subject to Hong Kong Profits Tax.

PRC

The Company’s subsidiaries established in PRC are subject to income tax rate of 25%.

1)	Luck Sky Shenzhen

For the nine-month period ended April 30, 2016 and 2015, Luck Sky Shenzhen had $370,215 and $30,036 in pretax net income, and $92,553 and $7,529 income tax expenses were accrued accordingly.

2)	Sanhe

For the nine-month period ended April 30, 2016, Sanhe had $70,192 in pretax net income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 25% of significant items comprising the net deferred tax amount at April 30, 2016 and July 31, 2015 is as follows:

	April 30, 2016	July 31, 2015
(Unaudited)
Deferred tax assets:
Net operating losses	$-	$-

Total deferred tax assets	-	-
Less: valuation allowance	-	-

Deferred tax assets, net	$-	$-

Deferred tax liabilities:
Timing differences of revenue recognition	$-	$83,101

Total deferred tax liabilities	-	83,101

Significant components of income tax expense for the nine-month period ended April 30, 2016 and 2015 are as follows:

	For the nine months	For the nine months
	ended	ended
	April 30, 2016	April 30, 2015
	(Unaudited)	(Unaudited)
Current tax expense	$302,482	$7,529
Deferred tax expense	(80,121)	(186,649)
Benefits of operating loss carryforwards
Tax expense (benefit)	$222,361	$(179,120)

Reconciliation of Effective Income Tax Rate

	For the nine months	For the nine months
	ended	ended
	April 30, 2016	April 30, 2015
	(Unaudited)	(Unaudited)
Statutory U.S. tax rate	34.00%	34.00%
PRC Statutory Tax Rate	25.00%	25.00%
HK Statutory Tax Rate	15.00%	15.00%
Permanent Difference	178.91%	-
Less: Valuation Allowance	101.47%	(53.41%	)
Tax expense (benefit)	354.38%	20.59%

NOTE 12. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of April 30, 2016 and July 31, 2015, the Company has a capital commitment of $11,408,732 and $17,697,627, respectively.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory as of April 30, 2016 are payable as follows:

Year ending July 31, 2017	127,722
Year ending July 31, 2018	127,722
Year ending July 31, 2019	127,722
Year ending July 31, 2020	127,722
After 2020	478,958
Total	$989,846

Rental expense of the Company for the nine-month period period ended April 30, 2016 and 2015 were $96,284 and $67,134, respectively.

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

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated Financial Statement of the Company for the nine-month and three-month periods ended April 30, 2016 and 2015 and related notes thereto.

Three-month period ended April 30, 2016 compared to three-month period ended April 30, 2015

Revenue

We have recognized $8,940,206 and $1,130,405 revenue for the three-month period ended April 30, 2016 and 2015. The project in Xianning, Hubei Province and another three projects were completed during the three-month period ended April 30, 2016. Compared to the same period in 2015, one project in Weihai, Shandong province was completed. The increase in revenue was because more projects with bigger capacity were completed during the three-month period ended April 30, 2016.

Cost of Sales

We have recognized $7,957,023 and $938,674 cost of sales for the three-month period ended April 30, 2016 and 2015. The increase in cost of sales was due to increase in sales.

Gross Profit

Gross profit was $983,183 for the three-month period ended April 30, 2016, compared to $191,731 for the three-month period ended April 30, 2015. The increase in gross profit was due to completion of more projects with higher profit margin for the three-month period ended April 30, 2016.

Operating Expenses

For the three-month period ended April 30, 2016, we incurred total operating expenses in the amount of $408,402, which mainly comprised of selling expenses of $6,668, professional expenses of $190,364, salary expenses of $162,186, rental fees of $33,241 and general and administrative expenses totaling $15,943. For the three-month period ended April 30, 2015, we incurred total operating expenses in the amount of $192,798, which mainly comprised selling expenses of $5,731, professional expenses of $22,392, salary expenses of $119,538, rental fees of $40,927 and general and administrative expenses totaling $4,210. The increase in operating expenses by $215,604, or 111.8%, was primarily due to the increase in professional fees for listing consultancy and salaries by the development of business.

Nine-month period ended April 30, 2016 compared to nine-month period ended April 30, 2015

Revenue

We have recognized $9,009,326 and $1,130,405 revenue for the nine-month period ended April 30, 2016 and 2015. The project in Xianning, Hubei Province and another three projects were completed during the nine-month period ended April 30, 2016. Compared to the same period in 2015, one project in Weihai, Shandong province was completed. The increase in revenue was because more projects with bigger capacity were completed during the nine-month period ended April 30, 2016.

Cost of Sales

We have recognized $8,020,566 and $938,674 cost of sales for the nine-month period ended April 30, 2016 and 2015. The increase in cost of sales was due to increase in sales.

Gross Profit

Gross profit was $988,760 for the nine-month period ended April 30, 2016, compared to $191,731 for the nine-month period ended April 30, 2015. The increase in gross profit was due to completion of more projects with higher profit margin for the nine-month period ended April 30, 2016.

Operating Expenses

For the nine-month period ended April 30, 2016, we incurred total operating expenses in the amount of $1,043,536, which mainly comprised of selling expenses of $16,015, professional expenses of $371,230, salary expenses of $350,313, rental fees of $100,784, and general and administrative expenses totaling $205,194. For the nine-month period ended April 30, 2015, we incurred total operating expenses in the amount of $934,769, which mainly comprised of selling expenses of $16,391, professional fees of $249,917, salary expenses of $360,112, rental fees of $109,561 and general and administrative expenses of $198,788. The increase in operating expenses by $108,767, or 11.6%, was primarily due to the increase in the professional fees for listing consultancy.

Liquidity and Capital Resources

As of April 30, 2016, we had a cash balance of $44,553. During the nine-month period ended April 30, 2016, net cash used in operating activities totaled $828,660. Net cash used in investing activities totaled $67,197. Net cash used in financing activities during the period totaled $643,388. The change in the use of net cash for the period was a decrease of $457,476, which was primarily due to a decline in cash outflow of prepayment and purchasing inventory coupled with a decline in cash inflow of the amounts due from customers, accounts receivable.

As of April 30, 2015, we had a cash balance of $491,657. During the nine-month period ended April 30, 2015, net cash generated from operating activities totaled $2,477,717. Net cash used in investing activities totaled $64,505. Net cash used in financing activities during the period totaled $2,349,644. The resulting change in cash for the period was a decrease of $65,131, which was primarily due to cash outflow for the purchase of inventory, acquiring raw material, incurring costs in the ongoing projects, purchasing property and equipment, increase in the amount due to related parties and other current assets, albeit the cash inflow from advance billings on contracts and decrease in accounts payable.

As of April 30, 2016, we had current liabilities of $8,790,944, which was mainly comprised of accounts payable and accrued liabilities of $6,602,608, amount due to shareholders of $18,181, amount due to directors of $419,093, amount due to related parties of $1,447,499, advance from customers of $295,330, and net advance billings of $8,233. As of July 31, 2015, we had current liabilities of $9,086,256, which was mainly comprised of accounts payable and accrued liabilities of $3,534,973, amount due to shareholders of $18,954, current capital lease obligations of $33,152, amount due to directors of $417,770, amount due to related parties of $1,056,568, advance from customers of $451,962, deferred tax liabilities of $83,101 and net advance billings of $3,489,776. The decrease in net advance billings was because more projects with bigger capacity were completed in this period. The accumulated amounts of receives and costs were recognized as revenue and cost of sales.

We had a non-current liabilities balance of $0 as of April 30, 2016, compared with $2,687,887 as of July 31, 2015. The decrease of non-current liabilities was due to the termination of finance leasing with Sanhe Dong Yi Glass Machine Company Limited.

We had net assets of $9,223,487 and $9,549,482 as of April 30, 2016 and July 31, 2015, respectively.

Sanhe signed a supplemental agreement with Shandong Thaidai Photovoltaic Technology Co., Ltd., the supplier of Shandong Binzhou project in January 2015. The Company paid a deposit of $2,579,896 (RMB 16,000,000) to third party Ni Baofeng, who is the guarantor of Sanhe’s obligations under the agreement with Shandong Thaidai. In order to help assure Sandong Thaidai’s fulfillment of its supply obligations and to facilitate completion of the project, Ni Baofeng agreed to not release the money to Shandong Thaidai without the consent of Sanhe. As of April 30, 2016, the remaining balance of the deposit is $322,077 (RMB 2,000,000).

As of April 30, 2016, we had eight principal projects. Five were completed; two are not yet started and one is being canceled. One of the five projects in Shandong province commenced operation in February 2015, two projects commenced operation at the end of June 2015 and July 2015 and the two projects in Hubei and Zhejiang commenced operation in March 2016. The projects in Heilongjiang and in Shanxi provinces have not started. We are negotiating to terminate the project in Sichuan province. We are dependent on these projects for all our projected revenue until we obtain additional customers and any material delay or reduction in the projected cash receipts will adversely affect our operations. While we expect to generate revenue on the completion of our projects to meet the liquidity and capital resources of our operations, delayed receipts may cause going concern issues.

We expect to finance operations from billings received from ongoing projects and through non-interest bearing loans from the Company’s directors. We estimate that our cash and cash equivalents and projected cash receipts from operations are sufficient to fund operations for the next six months. When additional funds become required, the additional funding may come from loans from affiliates or equity financing from the sale of our common stock, but there can be no assurance that such financing will be available on acceptable terms. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

The Company has incurred losses since its inception resulting in an accumulated deficit of $364,366 as of April 30, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to:

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of April 30, 2016 and July 31, 2015.

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

Warranty and Returns

The Company generally provides limited warranties for work performed under its contracts. The warranty periods typically extend for a limited duration following substantial completion of the Company's work on a project. At the time a sale is recognized, we record estimated future warranty costs. Such estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts. The warranty cost is estimated based on our experience with the type of work and any known risks relative to the project and was not material during the periods ended April 30, 2016 and July 31, 2015.

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

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Acting Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2016, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended July 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act. (Filed herewith)

31.2	Certification of Acting Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act. (Filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Zhou Deng Hua, Chief Executive Officer. (Filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Zhou Deng Hua, Acting Chief Financial Officer. (Filed herewith)

XBRL Exhibit

101. INS† XBRL Instance Document.
101. SCH† XBRL Taxonomy Extension Schema Document.
101. CAL† XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF† XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB† XBRL Taxonomy Extension Label Linkbase Document.
101. PRE† XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XIANGTIAN (USA) AIR POWER CO., LTD.

By:	/s/ Zhou Deng Hua
Chief Executive Officer and
Acting Chief Financial Officer
(Principal Executive Officer
Principal Accounting Officer)

Date: June 10, 2016