Form 10-K
period 2016-07-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2016-10-31
CIK 1472468

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended July 31th, 2016

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
Yes  [  ]  No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act.
Yes  [  ]  No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days.
Yes  [ X ]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [  ]  No  [ X ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	(Do Smaller reporting company [ ]
not check if a smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes  [  ]  No  [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter was $450,023,849, based on 111,668,449 common shares at $4.03on January 31, 2016, which is the quotation posted on the OTCQB Market (“OTCQB” under the symbol “XTNY”)

The number of shares of common stock outstanding as of October 24, 2016 was 591,042,000.

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

The power generated from our system can either be used for the operation of our customers or be sold to the State Grid Corporation of China (the “National Grid”). We also utilize proprietary technology to enhance the power production capabilities of the photovoltaic solar panels (“PV panels”) that have been used in conjunction with our current projects, including projects that involve only the installation of PV panels without the installation of equipment for compressed air energy technology.

Our initial focus is on industrial users. Our first two projects include an installation of PV panels in conjunction with our compressed air energy storage technology and consist of an installation at a factory in Shandong Province with a capacity of nine megawatts and a power plant in Hubei Province with a capacity of six megawatts. The installation in Shandong Province commenced production of electricity from the solar panel installation in June 2014, and is currently in the testing stage. The installation in Shandong Province has been completed and is awaiting approval from the National Grid to connect to the National Grid. The installation in Hubei Province is expected to be completed by October 31 2015 after the National Grid constructs a converter to connect the project to the National Grid. We developed two smaller projects in Shandong Province using PV panels without air compression technology, a two megawatt project completed in July 2015, that is awaiting certification for connection to the National Grid, and a one megawatt project completed in February 2015 and has generated revenue. We are also developing smaller compressed air energy storage power generation equipment for use with PV that will be appropriate for smaller commercial buildings and private homes.

We produce our systems in China primarily for Chinese customers and are also exploring foreign markets. We benefit from the Chinese government’s incentives for the production of green energy. We operate a factory in Hebei province to produce components for the compressed air energy storage power generation systems, but also purchase certain components, such as PV panels and diesel engines from third party suppliers, which we modify to operate with compressed air. We have a distribution network of third-party distributors and sales agencies in 24 provinces in China

Recent Developments

In the fiscal year ended July 31, 2016, we gained valuable experience through analyzing market data and performing in-depth market research.

(1) First, we achieved significant improvement through research and testing on the air compression power generation system. We developed enhanced air compression (liquid power) generation system based on the original models. The primary mechanism is to utilize the compressed air as a power source and the green biodegradable medium of oil as a power transmitter to support the engine running and generating power. The tested output comprehensive conversion efficiency reached 46%-65%. The research improved the conversion efficiency of our air power generation system, laying the foundation for mass industrialization and commercial marketization.

In order to obtain government approval of the commercialization of our air compression energy storage products, we have submitted three enterprise standards, namely, air compression (liquid power) power generation system, air compression (liquid power) power generation unit and air compression radial engine. We are establishing an enterprise standard because these products have no ISO or other qualifying standard for the industry. The certification is therefore based on our design specifications.

We hope that future air power compressed products in this field will follow and adhere to our standards which we anticipate will become the industrial standard and national standard. We expect that if we become the industry and national standard, our market competitiveness will be enhanced. The declaration we submitted for these three standards is being reviewed by the Provincial Industrial and Information Department of the Sanhe Technical Service Bureau.

(2) Second, to improve sales and marketing, we intensified our efforts to promote the air power products. We also seek to benefit from the national government’s “Helping-the-Poor” Project established in 2016. The Chinese government has announced plans to release over three to five years US$14.7 billion (100 billion RMB) worth of future electricity generating capacity to support poverty alleviation and development through low cost loans and power subsidies with more than 60% of which will be for Photovoltaic (PV) technology. Accordingly, we established a wholly-owned subsidiary, Xianning Xiangtian Air Energy Electric Co., Ltd., in Hubei Xianning for this market, and invested US$1,776,000 (12 million RMB) to install an advanced automatic PV Panel production lines in China. When this production line is operating at full capacity, the annual production will be 200 megawatt (MW).

As of October 10, 2016, we signed a contract for 2 MW PV project in Dezhou with a prior customer with expected revenue for US$1,044,000 (7.1 million RMB). In addition, we will also supply a total of US$901,000 (6.13 million RMB) of products such as PV panels, inverters and brackets.

Through 2017, the Company will concentrate its efforts to build and market our patented products, and take advantage of the government sponsored policy of “Helping-the-Poor Project.

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

Lucksky Holding (Group) Co. Ltd (“LuckSky Group”), formerly named Xiangtian Kelitai Air Powered Machinery Co., Ltd., (“Xiangtian Kelitai”) was established in 2000 by Zhou Deng Rong after he obtained a series of patents and developed the compressed air energy storage and related technology. Zhou Deng Rong served as our CEO through July 31, 2014, when he was replaced by Zhiqi Zhang. Upon the merger of Luck Sky (Hong Kong) Shares Limited (“Luck Sky HK”) into the Company on September 3024, 2013, the Company acquired all of the shares of LuckSky HK, received 148,158,864 shares of common stock of the Company and the remaining shareholder of LuckSky HK received 101,831,136 shares of common stock of the Company in exchange for their shares of LuckSky HK. LuckSky HK had no operations but the Company succeeded to the $250,000 in registered capital of LuckSky HK

On May 30, 2014, the Company entered into the Stock Purchase Agreement with Zhou Jian, the sole shareholder of Luck Sky (Hong Kong) Aerodynamic Electricity Limited (“LuckSky Aerodynamic”). Effective May 30, 2014 the Company purchased 100% of the issued and outstanding shares of common stock of Luck Sky Aerodynamic, and the Company paid Zhou Jian a purchase price in the amount of HKD $10,000.00 (approximately USD$1,290) in cash. Luck Sky Aerodynamic and Luck Sky Shen Zhen, its subsidiary organized in the PRC, had no operating business, no liabilities and nominal assets as of the date of the acquisition. LuckSky Aerodynamic was organized to enter into the variable interest agreements (the “VIE Agreements”) with Sanhe. As a result of the acquisition, Luck Sky Aerodynamic became our wholly owned subsidiary and Luck Sky Shen Zhen became our indirect subsidiary through Luck Sky Aerodynamic.

Sanhe was established in July 2013 and was under common control with LuckSky Group. Sanhe had no operating business and no liabilities. On July 18, 2013, Sanhe borrowed RMB7,722,000, pursuant to a loan agreement with Xiangtian Kelitai, a division of LuckSky Group.

During the three months ended July 31, 2014, LuckSky Group provided Sanhe with additional working capital and transferred to Sanhe its assets and liabilities related to the compressed air energy storage power generation technology and PV panel installations, but retained its other assets. On April 1, 2014, LuckSky Group loaned Sanhe RMB3,000,000. In April and May 2014, Sanhe purchased the inventory, the equipment, including machinery, and office equipment from Xiangtian Kelitai at their book or historical values. Sanhe entered into leases with Lucksky Group for a portion of the factory, office space and dormitory located in Sanhe City and a lease with Dong Yi Glass Machine Company Limited, which is owned by Zhou Deng Rong, for a second factory and office space, on May 1, 2014 and April 1, 2014, respectively. Also, 48 employees have transferred from LuckSky Group to Sanhe, including all personnel related to the projects under construction and development and administrative and finance personnel. See “Business-Properties” and “Certain Relationships and Related Party Transactions.”

In May, 2016, we established a wholly-owned subsidiary, Xianning Xiangtian Air Energy Electric Co., Ltd., in Hubei Xianning to manufacture PV products. The Company also owns all of the outstanding stock of LuckSky Holdings Limited, a corporation organized in the British West Indies, which is dormant.

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

(1)k

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

(5)

Know-How Sub-License Agreement, entered between Luck Sky Shen Zhen and Sanhe, pursuant to which Luck Sky Shen Zhen has granted Sanhe an exclusive right to use and develop in China a series of aerodynamics related patents and technologies with respect to electrical generation for commercial and residential structures, not including automobile and wind towers. Luck Sky Shen Zhen possesses the rights licensed under this agreement through two license agreements dated July 25, 2014 with Zhou Deng Rong, Zhou Jian and LuckSky Group, the owners of the aforesaid patents and technologies. For the sublicense agreement, Sanhe will pay Luck Sky Shen Zhen an annual royalty of five percent of revenue; and

(6)

Power of Attorney. Pursuant to a power of attorney, each of the Sanhe stockholders agreed to irrevocably entrust LuckSkyShenZhen with his stockholder voting rights and other stockholder rights for representing him to exercise such rights at the stockholders’ meeting of Sanhe in accordance with applicable laws and its Article of Association, including, but not limited to, the right to sell or transfer all or any of his equity interest in Sanhe, and appointand vote for thedirectors and Chairman of Sanhe as the authorized representative of the Sanhe stockholders. The term of each proxy and voting agreementis as long as each of the Sanhe stockholders is a shareholder of Sanhe and is binding on any transferee.

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

Because of the common control between us, LuckSky Shen Zhen and Sanhe, for accounting purposes, the acquisition of these entities has been treated as a combination between entities under common control with no adjustment to the historical basis of their assets and liabilities. Since there is a change of reporting entity after the acquisition takes place, the Company accounts for business combinations pursuant to Accounting Standard Codification (“ASC”) 805-50 which generally requires the entity that receives net assets or equity interests to recognize the carrying amounts of the net assets transferred in its accounting for the combination and to combine the financial statements of the entities under common control for all periods presented and to eliminate any intercompany balances and transactions.

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

The promotion of the DPV module is encouraging the manufacture and installation of PV in China. The government started to promote the distributed PV (the “DPV”) model in the proposal of the Opinion in 2012. The DPV systems are smaller PV system installed on the rooftop of building. This system generally can provide the sufficient energy for the building where it is located. On the national level, the national government allows the DPV system to be connected to the national grid. In this case, the DPV owner can either use the electricity or sell the electricity to the national grid with feed-in tariff (around 1 CN per kWh).

As of the end of March 2015, the total capacity of all the installed PV systems in China reached 33.12 million KW, of which, 27.79 million KW were generated by photovoltaic power plants and 5.33 million KW were generated by distributed solar systems and arrays. In the first quarter of 2015, the total capacity of all the installed PV systems was increased by 5.04 million KW, of which, 4.38 million KW was generated by power plants and 660,000 KW was generated by distributed PV systems. (http://www.nea.gov.cn/2015-04/20/c_134165328.htm)

The solar panel industry in China is highly competitive, with around 20 to 30 companies providing installation service and 50 manufacturers. In 2014, six of the 10 largest PV panel manufacture were located in China However, we believe that we are the only company that offers an electrical generation system that combines compressed air energy storage power generation technology.

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

3)	Sell systems to industrial and mining companies operating in remote locations which lack connections to the National Grid to create self- sufficient systems.

4)	Complete development of prototypes and commercialize smaller air compression power generation systems designed for standalone homes and smaller factories and commercial structures.

5)	Produce, sell and install PV products without air ression technology.

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

2. Compressed Air Energy Storage Technology. The power consumption rate of PV systems interconnected into the National Grid varies greatly and the active energy cannot be fully consumed, which causes significant energy waste. Generally, systems interconnected to the National Grid consume only 70% of the produced power and enterprises not connected to the National Grid consume only 60% - 70% of the produced power, and the residual power is wasted. Utilizing our compressed air energy storage system with photovoltaic power generation system improves the efficiency of power generation and reduces the waste of residual power.

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

Projects

As of July 31, 2016, we had thirteen principal projects. Seven were completed, four are not yet started, one is on construction and one is being canceled. One of the seven projects in Shandong province commenced operation in February 2015, two projects commenced operation at the end of June 2015 and July 2015, one project in Fujian province commenced operation in February 2016, the two projects in Hubei and Zhejiang commenced operation in March 2016 and one in Hubei commenced in April 2016. The projects in Shanxi provinces have not started. We are negotiating to terminate the project in Sichuan province. The project in Heilongjiang was completed in September 2016.

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

In Shandong Province, we designed and installed a new power supply system with a capacity of 8.5megawatts (the “Haide Group Project”) that includes our air compression technology. Pursuant to an agreement executed by Sanhe with Binzhou Xintuo Natural Energy Electrical Engineering Limited (“Binzhou Xintuo”) on April 18, 2014, Sanhe will transfer the Haide Group Project in turn-key condition to Binzhou Xintuo after the completion of the installation and construction. The project includes the installation of 15 tanks and eight engines. The project began to produce electricity from the PV panels in June 2014 and was completed in June 2015. The project is awaiting approval from the National Grid before complete commercialization. The customer anticipates utilizing the power produced by the compressed air technology when production from the solar panels is insufficient and when electricity from the National Grid is either too expensive during peak hours or not available. The customer may also generate revenue by selling power to the National Grid. The sale price for the project is $20,290,835 (RMB126,000,000). As of July 31, 2016, we have received a total payment of $17,037,860 (RMB 105,800,000).

For the Haide Group Project, we have executed a purchase contract for the PV panels with Shandong TD Solar Company Limited, who also installs the PV panels and equipment. We also signed a supplemental agreement with Shandong Thaidai Photovoltaic Technology Co., Ltd., a supplier of the Haide Group Project, in January 2015. The Company paid a deposit of $2,579,896 (RMB 16,000,000) to Ni Baofeng, an unaffiliated third party, who is the guarantor of Sanhe’s obligations under the agreement with Shandong Thaidai. In order to help assure Shandong Thaidai’s fulfillment of its supply obligations and to facilitate completion of the project, Ni Baofeng agreed to not release the money to Shandong Thaidai without the consent of Sanhe. As of July 31, 2016, the remaining balance of the deposit is $301,336 (RMB 2,000,000).

In Hubei province, construction of a six megawatt project at a new power plant using air compression technology and PV panels (the “Hubei Xianning Project was completed in November 2015 The Company is waiting for the National Grid to finish the construction of a converter to link the project to the National Grid. Sanhe executed a contract with Xianning Auspicious Day Air Energy Power Company Limited on April 25, 2014, pursuant to which Sanhe was responsible for designing, installing and constructing the project and such project will be transferred to Xianning Xiangtian Air Energy Electric Limited Liability Company in turn-key condition. The sale price for the project is $13,527,224 (RMB84,000,000). As of July 31, 2016, we have received a total payment of $5,491,409 (RMB34,100,000). For the Hubei Xianning Project, Zhejiang Bowei Industrial and Trading Co., Ltd., provides the PV panels for the project and its engaged a third-party contractor to provide the installation service. The facility has room for expansion should the parties agree to increase the power plant’s capacity and the capacity is expected to be increased to 18 megawatts. We anticipate three phases of construction of 6, 4 and 8 megawatts. We have delivered 20 storage tanks and additional PV panels and generators as of June 30, 2016, which are sufficient for production of 10 megawatts once installed. Equipment for the production of 6 megawatts of electricity has been installed and is operating. An additional 10 storage tanks and other equipment remains to be delivered to increase the projects capacity to 18 megawatts.

Three smaller projects in Shandong and one project in each Zhejiang and Heiliongjiang provinces use PV panels with our proprietary technology to enhance production from PV panels. Our project in Dezhou, Shandong province with a capacity of two megawatts was completed in July 2015 and is awaiting certification from the National Grid to be connected to the National Grid. Our project in Weihai with a capacity of one megawatt was completed in February 2015. We generated initial revenue of $1,133,522 as of April 30, 2015 as a result of completion of Weihai project, and as of July 31, 2015, we have received payments with respect to the project in Dezhou, Shandong province of $1.98 million (RMB 12.3 million). The projects in Zhejiang and Heiliongjiang provinces, have capacities of 150 KW and 1000 KW respectively, and the Zhejiang project was completed during the fiscal year ended July 31 2016 and the Helogjiang project was completed in September, 2016.

As of October 10, 2016, we signed a contract for 2 MW PV project with the same customer in Dezhou, with expected revenue for US$1,044,000 (RMB 7.1 million) that is expected to be completed in November 2016. In addition, we will also supply a total of US$901,000 (RMB 6.13 million) of products, including PV panels, inverters and brackets.

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

3)	Industrial and mining companies operating in remote locations which lack connections to the National Grid to create self- sufficient systems.

4)	In 2016, we intend to commence marketing a smaller air energy compression generation and PV system to smaller commercial structures and stand- alone homes using the same distribution network.

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

We built a production line in Hubei Xianning to produce PV Pane. The production line, has an annual production capacity of 200 megawatt (MW)

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

In 2016, the government enacted the “Helping the Poor” Project. The National Poverty Alleviation Office has set an objective for the provinces and cities to alleviate poverty in the next three years through government investment to construct household power stations for poor families and to subsidize electricity charges for poor families to alleviate poverty.

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

Employees

We set out below the total number of our employees and the various functions which they serve as at July 31, 2016.

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

Our business operations are conducted entirely in the PRC. Because China’s economy and its laws, regulations and policies are different from those typically found in the west and are continually changing, we face certain risks, including but not limited to those summarized below.

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

There is Concern about our Ability to Continue as a Going Concern due To Recurring Losses from Operations, All of Which Means That We may not be Able to Continue Operations.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a loss of $608,184 in the fiscal year ended July 31, 2016 and has incurred losses since its inception resulting in an accumulated deficit of $812,935 at July 31, 2016. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company expects to finance operations primarily through cash flow from revenue and capital contributions from principal shareholders. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all.

We are Dependent on our Executive Officers. Any Loss in their Services without Suitable Replacement may Adversely Affect our Operations.

Zhou Deng Hua has served as our Chief Executive Officer and our Acting Chief Financial Officer since April 30, 2016 and has been a member of our Board of Directors since June 2, 2012. Zhiqi Zhang, the Company’s former Chief Executive Officer remains as our general counsel. Zhou Jian, became Chairman in July 2014. Our continued success is dependent, to a large extent, on our ability to retain their services.

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

If We Do not Manage our Growth, We may not be Able to Operate our Business Effectively.

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

Risks Related to Protection and Infringement of Intellectual Property Rights.

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

If We are Unable to Continue to Operate in our Facilitates, our Operations could be Adversely Affected.

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

Our Common Stock has been Very Thinly Traded, Liquidity Is Limited, and We may be Unable to Obtain Listing of our Common Stock on a more Liquid Market.

Our Common Stock is quoted on the OTCQB, which provides significantly less liquidity than a securities exchange (such as the NYSE MKT, New York Stock Exchange or the NASDAQ). There is uncertainty that we will ever be accepted for a listing on a national securities exchange.

Often there is currently a very limited volume of trading in our Common Stock, and on many days there has been no trading activity at all. The purchasers of shares of our Common Stock may find it difficult to resell their shares at prices quoted in the market or at all.

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

Substantially all of our revenues are earned by our PRC subsidiary. However, PRC regulations restrict the ability of our PRC subsidiary to make dividend and other payments to its offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC’s laws and regulations to set aside at least 10% of its after-tax profits to fund certain statutory reserve until the reserve reaches 50% of its registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

Risks Related to the VIE Agreements

The PRC Government may Determine that the VIE Agreements are not in Compliance with Applicable PRC Laws, Rules and Regulations.

Details of the VIE Agreements are set out in the under “Description of Business – Acquisition of Sanhe”. There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable. Our PRC counsel has provided a legal opinion that the VIE Agreements are binding and enforceable under PRC law, but has further advised that if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

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

We lease a factory in Hubei province with 4,628 square meters. The lease lasts for three years and expires on July 31, 2018 and requires a total lease payment of $251,025 (RMB 1,666,080).

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $0.0001 par value per share, began trading on the OCT Market on June 28, 2012, where its prices are quoted under the symbol “XTNY.”

The following table sets forth the reported high and low sales prices of our common stock for the indicated periods, as regularly quoted on the OCT Market: The price range per share of common stock presented below represents the highest and lowest intra-day sales prices for the Company's common stock on the OTCQB. Since our common stock is traded infrequently, such over-the-counter market quotations may reflect inter-dealer prices, without markup, markdown or commissions and do not represent a liquid trading market.

	Year Ended		Year Ended		Year Ended		Year Ended

	July 31, 2013		July 31, 2014		July 31, 2015		July 31, 2016

	High	Low	High	Low	High	Low	High	Low
First Quarter	$2.05	$0.80	$1.01	$0.60	$4.06	$2.99	$4.12	$1.18
Second Quarter	$1.50	$0.52	$1.01	$1.01	$3.05	$2.99	$4.12	$1.00
Third Quarter	$0.60	$0.52	$3.05	$0.99	$3.05	$1.70	$4.03	$4.03
Fourth Quarter	$1.01	$0.60	$3.75	$2.10	$3.65	$1.70	$4.89	$2.88

Empire Stock Transfer Co., Inc. of Henderson, Nevada is our stock transfer agent. They can be contacted by telephone at (702) 818-5898 and by facsimile at (702) 974-1444.

Holders

As of October 24, 2016, 591,042,000. shares of common stock were issued and outstanding and there were 362 shareholders of record our common stock, including 262,092,740 shares beneficially owned by Zhou Jian, the Chairman of the Board, and 101,831,136 owned by Zhou Deng Hua, our Vice General Manager and Director. The shares owned by Zhou Jian and Zhou Deng Hua may only be resold in compliance with Rule 144 of the Securities Act of 1933.

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

The payment of dividends is contingent on the ability of our PRC based operating subsidiary to obtain approval to send monies out of the PRC. The PRC's national currency, the Yuan or renminbi, is not a freely convertible currency. The PRC government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends.

Securities authorized for issuance under equity compensation plans

We do not have any stock option, bonus, profit sharing, pension or similar plan. However, we may adopt such a plan in the future to attract and retain members of management, directors or key employees.

Stock Price Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Xiangtian (USA) Air Power Co., Ltd. under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

This performance chart compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Clean Edge U.S. Liquid Series Index, or NASDAQ CELS Index. The chart assumes $100 was invested on June 28, 2012 in the common stock of Xiangtian (USA) Air Power Co., Ltd., the NASDAQ Composite Index and the NASDAQ CELS Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

		Indexed Returns	Indexed Returns	Indexed Returns	Indexed Returns	Indexed Returns
	Base
	Period	Period ended	Period ended	Period ended	Period ended	Period ended
Company/Index	06/26/2012	7/31/2012	7/31/2013	7/31/2014	7/31/2015	7/31/2016
Xiangtian (USA) Air Power Co., Ltd.	$100.00	$39.01	$19.22	$71.36	$69.46	$93.05
NASDAQ Composite Index	$100.00	$103.00	$109.00	$98.00	$102.00	$108.00
NADAQ Clean Edge U.S Liquid Series Index	$100.00	$97.00	$106.00	$92.10	$93.00	$110.00

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

This item is not applicable for a company with “small reporting company” status with respect to financial disclosures.

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

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated Financial Statement of the Company for the years ended July 31, 2016 and 2015 and related notes thereto.

Revenue

We have recognized $10,839,955 and $20,772,028 revenue for the years ended July 31, 2016 and 2015. The project in Xianning, Hubei Province and some small projects were completed for the year July 31, 2016. The project in Weihai was completed in February 2015, project in Binzhou was completed in June 2015 and project in Dezhou was completed in July 2015. The decrease in 2016 was because projects with bigger capacity were completed during the year ended July 31, 2015.

For the year ended July 31, 2016, percentage-of completion method is used for one contract which was not completed as of July 31, 2016. We recognized the related revenue and cost of the other projects completed during the current period according to our revenue recognition policy by completed contract method.

Cost of Sales

We have recognized $9,642,803 and $17,781,011 cost of revenue for the years ended July 31, 2016 and 2015. As with revenue, percentage-of completion method is used for one contract and the other completed projects in accordance to the completed contract method.

Gross Profit

Gross profit was $1,197,152 and $2,991,017 for the years ended July 31, 2016 and 2015. Percentage-of completion method is used for one contract. We recognized the completed projects based on the completed contract method.

Operating Expenses

For the year ended July 31, 2016, we incurred total operating expenses in the amount of $1,723,863, which was mainly comprised of selling expenses of $24,184, professional fees of $657,045, salary expenses of $501,294, rental fees of $133,835, accounts receivable impairment loss of $60,242 and general and administrative expenses of $347,263. For the year ended July 31, 2015, we incurred total operating expenses in the amount of $1,237,953, which was mainly comprised of selling expenses of $21,912, professional fees of $318,848, salary expenses of $477,696, rental fees of $144,361 and general and administrative expenses of $275,136. The substantial increase of $485,910, or 39% in 2016 was primarily due to increased amounts of professional expense for listing consultancy and accrued accounts receivable impairment loss.

We have not incurred any expenses for research and development from inception through July 31, 2016. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception. The Company has a certain deferred tax asset that is available to offset against future taxable income.

Liquidity and Capital Resources

As of July 31, 2016, we had a cash balance of $1,226,220. During the year ended July 31, 2016, net cash generated from operating activities totaled $375,668. Net cash used in investing activities totaled $246,139. Net cash generated from financing activities during the period totaled $918,644. The resulting change in cash for the period was an increase of $724,191, which was primarily due to cash inflows from related parties, decrease in accounts receivable and inventory and increase in accounts payable, albeit the cash outflow from decrease in advance form customers and loan made to third parties.

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

As of July 31, 2016, we had current liabilities of $8,275,631, which was mainly comprised of accounts payable and accrued liabilities of $4,851,630, amount due to directors of $414,876, amount due to related parties of $1,716,734, advance from customers of $620,814, deferred tax liabilities of $107,609, other payables of$234,791 and income tax payable of $329,177. As of July 31, 2015, we had current liabilities of $9,086,256, which was mainly comprised of accounts payable and accrued liabilities of $3,074,079, amount due to shareholders of $18,954, current capital lease obligations of $33,152, amount due to directors of $417,770, amount due to related parties of $1,056,568, advance from customers of $451,962, deferred tax liabilities of $83,101, other payables of $459,337 and income tax payable of $1,557 and net advance billings of $3,489,776.

We had a non-current liabilities balance of $0 and $2,687,887 as of July 31, 2016 and 2015, respectively.

We had net assets of $8,502,334 and $9,549,482 as of July 31, 2016 and 2015, respectively.

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

As of July 31, 2016, we had thirteen principal projects. Seven were completed, four are not yet started, one is on construction and one is being canceled. One of the seven projects in Shandong province commenced operation in February 2015, two projects commenced operation at the end of June 2015 and July 2015, one project in Fujian province commenced operation in February 2016, the two projects in Hubei and Zhejiang commenced operation in March 2016 and one in Hubei commenced in April 2016. The projects in Shanxi provinces have not started. We are negotiating to terminate the project in Sichuan province. The project in Heilongjiang is about to completed in September 2016. We are dependent on these projects for all our projected revenue until we obtain additional customers and any material delay or reduction in the projected cash receipts will adversely affect our operations. While we expect to generate revenue on the completion of our projects to meet the liquidity and capital resources of our operations, delayed receipts may cause going concern issues.

Sanhe signed a supplemental agreement with Shandong Thaidai Photovoltaic Technology Co., Ltd., the supplier of Shandong Binzhou project in January 2015. The Company paid a deposit of $2,410,691 (RMB 16,000,000) to third party Ni Baofeng, who is the guarantor of Sanhe’s obligations under the agreement with Shandong Thaidai. In order to help assure Sandong Thaidai’s fulfillment of its supply obligations and to facilitate completion of the project, Ni Baofeng agreed to not release the money to Shandong Thaidai without the consent of Sanhe. As of July 31, 2016, the remaining balance of the deposit is $301,336 (RMB 2,000,000).

The Company has incurred losses since its inception resulting in an accumulated deficit of $812,935 as of July 31, 2016 and further profits are anticipated in the development of its business despite raising doubts about the Company’s ability to continue as a going concern. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to:

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

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of July 31, 2016 and 2015.

Billings in Excess of Costs

Billings in excess of costs is comprised of cash collected from customers and billings to customers on contracts in advance of work performed, including advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months.

Revenue Recognition

Sales of power generation system in conjunction of system installation are recognized under accounting for construction-type contracts, based on the nature of the contract using the

Completed-Contract Method

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

Percentage-of Completion Method

For contracts with long duration and it is practical to make reasonable estimate, percentage-of completion method is used. Revenue is recognized based on the percentage of total income. The percentage is based on incurred costs to date bearing to estimate total cost after giving effect to estimates of cost to complete based on most recent information. We provide for any loss that we expect to incur on these contracts when that loss is probable.

Warranty and Returns

The Company generally provides limited warranties for work performed under its contracts. The warranty periods typically extend for a limited duration following substantial completion of the Company's work on a project. At the time a sale is recognized, we record estimated future warranty costs. Such estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts. The warranty cost is estimated based on our experience with the type of work and any known risks relative to the project and was not material during the periods ended July 31, 2016 and 2015.

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

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Inflation in China has recently increased substantially. The inflation rate in China was reported at approximately 1.8% percent for 2016 and 1.4% for 2015 (see http://www.statista.com/statistics/270338/inflation-rate-in-china/).

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

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Principal Financial Officer, Zhiqi Zhang, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of July 31, 2015.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2016.

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

In connection with the preparation and filing of this annual report on Form 10-K, the Company’s management, including our Chief Executive Officer and our current Chief Financial Officer (who was also our Chief Executive Officer) has re-evaluated the effectiveness of our internal control over financial reporting as of July 31, 2016 and concluded that, because of the material weaknesses described below, our internal control over financial reporting was not effective as of July 31, 2016. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s re-evaluation of our internal control over financial reporting described above, our management has identified the following deficiencies that it believes constituted individually, and in the aggregate, material weaknesses in our internal control over financial reporting as of July 31, 2016

We are currently in the process of remediating the weaknesses in internal control over financial reporting referred to above by designing and implementing new procedures and controls throughout the Company and its subsidiaries.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was unable to provide an attestation.

Other than as described above, there were no changes in our internal controls over financial reporting during the year ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors and Executive Officers of the Registrant, and Corporate Governance

Directors and officers

The following are our officers and directors as of the date hereof. Some of our officers and directors are residents of the PRC and, therefore, it may be difficult for investors to effect service of process within the U.S. upon them or to enforce judgments against them obtained from the U.S. courts.

Directors and Executive Officers of Xiangtian:

Name	Age	Position
Zhou Deng Hua	55	Chief Executive Officer, Acting Chief Financial Officer
Zhou Jian	39	Chairman of the Board General Manager and Director of the Company, Executive Director of Sanhe
Zhiqi Zhang	51	General Counsel
Xiping Zheng	52	Manager of Sanhe Manufacturing Department
Tianyu Ma	45	Engineer at Sanhe Technology Department
Xiaoqin Zhou	47	Manager of Sanhe Sales Department
Chunyin Shi	46	Manager of Sanhe Accounting Department
Xudong Wang	33	Manager of Sanhe Procurement Department
Xiangdong Liu	46	Project Manager

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director, executive officer and key employee of our company, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Zhou Deng Hua has served as our Chief Executive Officer and our Acting Chief Financial Officer since April 30, 2016 and he is a member of our Board of Directors since June 2, 2012. Before that, he served as Vice General Manager of the company. Mr. Zhou has been a General Manager of Hong Kong Xiangtian International Investment Group Co., Ltd. since October 2005 and Chairman of the Board of Directors of Liaoning Xiangtian Vehicle Air Hybrid Co., Ltd., a company doing research on air power research, since April 2009. Mr. Zhou is qualified to be a member of our Board of Directors due to his extensive experience in the field of air power generation.

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

Zhiqi Zhang has served as our General Counsel since April 30, 2016. Before that, he served as the Chief Executive Officer since July 29, 2014 and our Acting Chief Financial Officer since April 7, 2015. Mr. Zhang has approximately 22 years’ experience in the legal industry. Mr. Zhang worked as an attorney at Heibei Jianan Law Firm from 2008 through July 31, 2014, when he ceased all operational activities at the firm, but has kept his attorney position at the firm while he works full time for the Company. Heibei Jianan Law Firm has served as the Company’s outside general counsel since May 2013 and the outside general counsel for Sanhe City Lucksky Electrical Engineering Co., Ltd. since January 2014. Between 2000 and 2008, Mr. Zhang was an attorney at Hebei Landao Law Firm. From 1992 to 2000, Mr. Zhang was an attorney at Heibei Chengde Second Law Firm.

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

Board comments

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

ITEM 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Background and Compensation Philosophy

Our Compensation Committee consists of Zhou Jian. The Compensation Committee does not have any independent directors as our Board of Directors has no independent directors. Mr. Zhou is our largest shareholder.

The Compensation Committee determines the compensation to be paid to our executive officers and the compensation payable to the key employees of Sanhe, our operating subsidiary based on our financial and operating performance and prospects. Each of the named officers will be measured by a series of performance criteria by the Board of Directors, or the compensation committee, on a yearly basis. Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

Our Board of Directors and Compensation Committee have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. The Compensation Committee makes an independent evaluation of appropriate compensation to key employees, with input from management. The Compensation Committee has oversight of executive compensation plans, policies and programs.

Elements of Compensation

The Board of Directors' goal in determining compensation levels is to adequately reward the efforts and achievements of executive officers for the management of the Company. The Company has no pension plan, stock option plan, non-equity incentive plan or deferred compensation arrangement. The Company has not used a compensation consultant in any capacity

Our compensation program for our executive officers and all other employees is designed such that it will not incentivize unnecessary risk-taking. The base salary component of our compensation program is a fixed amount and does not depend on performance. The Compensation Committee also has authority to grant bonuses in the form of cash or equity.

Employment Agreements

None of the executive officers has an employment agreement with the Company. In the absence of such employment agreements, the PRC Labor Laws provide for employment related terms such as the term of employment, the provision of labor-related insurance, termination for cause, termination on 30 days' notice and termination without notice and the labor-related benefits.

Elements of Compensation

Base Salary

We provide certain of our executive officers with a base salary. To date, we have relied upon Zhou Deng Hua, our Chief Executive Officer, also being a principal shareholder to align his interest in managing the Company with the interest of shareholders.

The Board of Directors awarded Mr. Zhang, our General Counsel., compensation at the rate of 20,000 RMB per month commencing May 1, 2015.

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

Equity Incentives

In the future, we may adopt and establish more equity incentive plans pursuant to which awards may be granted if our Committee determines that it is in the best interests of our stockholders and the Company to do so.

Long Term Incentive Plans and Awards

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

Option Grants in the Last Fiscal Year

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal year ended July 31, 2016.

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

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and, based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2016.

The Compensation Committee

Zhou Jian

Summary Compensation Table

The following table sets forth the compensation paid by us for the fiscal year ended July 31, 2014, July 31, 2015 and July 31, 2016.for our principal executive officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
	2016	-	-	-	-	-	-
Zhou Deng Hua	2015	-	-	-	-	-	-
CEO, Acting CFO and Director(1)	2014	-	-	-	-	-	-

	2016
Zhou Jian	2015	-	-	-	-	-	-
General Manager and Director	2014	-	-	-	-	-	-

	2016
Zhiqi Zhang	2015	$9,663	-	-	-	-
General Counsel(2)	2014	-

Zhou Deng Rong
Former CEO, CFO, Director

Roy Thomas Phillips	2015	-	-	-	-	-	-
Former Chief Operating Officer and Acting Chief Financial Officer(3)	2014	-	-	-	-	-	-

(1)	Prior to April 30, 2016, Zhou Deng Hua was Vice General Manager.
(2)	Prior to April 30, 2016, Zhiqi Zhang was CEO and Acting CFO.
(3)

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth information regarding beneficial ownership of our common stock as of October 24, 2016 (i) by each person who is known to us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated each stockholder has sole voting power and dispositive power with respect to the indicated shares.

Name & Address of Beneficial Owner(1)	Office, If Applicable	Amount and Nature of Beneficial Ownership	Percent of Class
Executive Officers and Directors
Zhou Jian (2)	General Manager, Director	264,850,74 0	44.8%
Zhou Deng Hua	Chief Executive Officer, Acting Chief Financial Officer	101,831.13 6	17.2%
Zhiqi Zhang	General Counsel	0	0%
Global Select Advisors Ltd.		(3 60,000,000)	10.2%
Lifang Zhao
Dong Chang Fu Qu Zheng, Jia Zhen Zhao JiaCun 236, Liao Cheng, SH-252000, China		52,691,675	8.9%
Executive officers and directors as a group		366,681,87 6	62.9%

(1)

Unless otherwise indicated, the address for each director and officer is c/o Lucky Sky International Investment Holdings Limited, Unit 602, Causeway Bay Common Bldg 1, Sugar Street, Causeway Bay, Hong Kong.

(2)	Mr. Zhou disclaims beneficial ownership of 15,191,260 shares owned by Zhou Deng Rong, his father.

(3)

On September 23, 2013, the Company issued 60,000,000 shares of restricted common stock at $0.001 per share to Mr. Roy Thomas Phillips, who was a consultant to the Company and then served as the acting CFO of the Company beginning July 29, 2014. The shares were subsequently transferred to Global Select Advisors Ltd., a company controlled by Mr. Phillips. The shares were issued in contemplation of a secondary offering. The Company’s position is that these shares should be cancelled since no secondary offering was consummated. Mr. Phillips advised the Company that he would return 55,000,000 shares for cancellation and that he is evaluating the 5,000,000 shares to make an accommodation with respect to such shares, but has made no specific request. The Company intends to take all steps necessary to have the 60,000,000 shares cancelled.

Change of control

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

On July 25, 2014, Luck Sky Shen Zhen obtained an exclusive, worldwide, royalty free license from Zhou Deng Rong and Zhou Jian (his son) and a second exclusive, worldwide royalty free license from LuckSky Group to an aggregate of 48 Chinese patents and related know how and trade secrets, including the technology underlying 13 patent applications (the “Technology”). The Technology represents all of the patents, patent applications and related know how and trade secrets owned by the licensors with respect to PV installations and the air energy storage power generation technology as applied to commercial and residential buildings, but not wind towers. On July 25, 2014, Luck Sky Shen Zhen granted Sanhe an exclusive sublicense with respect to the use of the Technology in China for commercial and residential buildings, but not for other uses, including wind towers, vehicles and trains, which sublicense also provides for a royalty payment to Luck Sky Shen Zhen equal of five percent of Sanhe’s revenues. As of July 31, 2015, Beijing XiangTian Huachuang Aerodynamic Force Technology Research Institute Company (“XiangTian Huachuang”), which is owned by Zhou Jian and Zhou Deng Rong, .granted Luck Sky Shen Zhen an exclusive worldwide license to four foreign patents that it had recently obtained. XiangTian Huachuang obtained three patents in Japan and one patent in Australia in March 2015.

Sanhe leases its principal office, factory and dormitory from LuckSky Group in Sanhe City, Hebei Province. Zhou Jian, our General Manager and Chairman of the Board. and Zhou Deng Rong own 70% and 30% of Lucksky Group, respectively. The space in the office, factory and dormitory being leased are 1296, 5160 and 1200 square meters, respectively. The office and factory space are leased for a rent of $113,492 (RMB 697,248) per year and the dormitory is leased for a rent of $21,095 (RMB 129,600) per year. The leases expire in April 30, 2024 and are subject to renewal with a prior two-month written notice. LuckSky Group is in the process of obtaining the land use approval and ownership certificate of the leased building.

On April 28, 2012, Zhou Jian obtained the right of usage of 44.3 acres agricultural land where our principal office, factory and dormitory are located for 18 years and 8 months, starting May 1, 2012. The annual price paid for such usage rights is $5,617 (RMB 34,510). On May 1, 2012, Zhou Jian signed a commitment letter that allowed Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group to use this agricultural land. LuckSky Group constructed the buildings on such agricultural land. In the event we are unable to use our principal factory and office space as a result of this usage issue, the lease provides that LuckSky Group will use every effort to complete and perfect the ownership and usage rights, or provide Sanhe with equivalent space. However, since the factory is in a development zone with other factories in the area, we believe that the government planning may result in change in the zoning.

Until August 1, 2015, Sanhe also leased a second factory and office in Sanhe City from Sanhe Dong Yi Glass Machine Company Limited, which is owned by Zhou Deng Rong. A portion of this facility is currently used by Sanhe to demonstrate its products but the facility is primarily intended as a backup to the first facility in Sanhe City and/or for expansion. The factory and office are 4,748.96 square meters. The rent paid by Sanhe for the factory and the office is RMB1,306,500 per year. The lease provides that after 30 years, Sanhe will obtain ownership of the property for no additional payment. . As of July 31, 2016 and 2015, the lease payables to Sanhe Dong Yi Glass Machine Company Limited were $246,060 and $262,996, respectively. On August 1, 2015, the two parties terminated the finance lease. As the Company no longer needs the factory and office, the assets were returned to the lessor effective August 1, 2015.

On July 25, 2014, prior to the Acquisition, Sanhe and LuckSky Shen Zhen and Sanhe’s shareholders entered into a series of VIE Agreements, pursuant to which Sanhe became LuckSky Shen Zhen’s contractually controlled affiliate. The VIE Agreements include the Framework Agreement on Business Cooperation, the Exclusive Management, Consulting and Training and Technical Services Agreement, the Exclusive Option Agreement, the Equity Pledge Agreement, the KnowHow Sub-License Agreement and the Power-of-Attorney. The purpose and effect of the VIE Agreements is to provide LuckSky Shen Zhen (the Company’s indirect wholly-owned subsidiary) with all of the management and control of Sanhe and all of its net income. While LuckSky Shen Zhen does not actually own at present any of the equity and shares in Sanhe, the purpose and effect of the VIE Agreements is to instill in LuckSky Shen Zhen total management and voting control of Sanhe for all material purposes. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government.

On July 25, 2014, the Company entered into the Stock Purchase Agreement with Zhou Jian and Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe. The Company agreed to issue to Zhou Jian and Zhou Deng Rong 264,850,740 and 8,191,260 shares, respectively, of the Company’s common stock, representing 45.7% of the issued and outstanding shares of common stock.

On April 25, 2015, Sanhe entered into a loan agreement with Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group, which is owned by Zhou Deng Rong, former CEO and Sanhe’s former general manager and former majority shareholder of the Company, with a total amount of $507,917 (RMB3,150,000). The loan is unsecured and matures on December 31, 2015. If the loan is not fully repaid on the maturity date, Sanhe will be entitled to receive an interest at 5% per annum. As of July 31, 2016 and July 31, 2015, the outstanding principal on the loan was $0 and $32,208. On November 27, 2015, the Company lent another short-term capital loan for $15,209 to Xiangtian Kelitai without a contract. The loan is unsecured and bears no interest. This loan was repaid on March 8, 2016.

Sanhe has been working on a construction project for Xiangtian Kelitai Air Powered Machinery Co. Ltd. Yanojiao Branch office, where Sanhe was promised to be reimbursed for the cost of the project. The accumulated cost on the construction project was $579,671 as of July 31, 2015. As of July 31, 2016, the project was completed and $811,197 of revenue and $730,141 of cost of sales were recognized.

As of the end of the fiscal year ended July 31, 2015, Zhou Jian has prepaid expenses for Xiangtian HK in the total amount of $410,196, and Zhou Deng Rong has prepaid expenses for the Company in the total amount of $627,129. There are no agreements for such prepayments. As of the end of the fiscal year ended July 31, 2016, Zhou Jian has prepaid expenses for Xiangtian HK in the total amount of $411,493.

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

ITEM 14. Principal Accountant Fees and Services

	Year ended July 31,
	2016	2015
Audit Fees	$70,000	$50,000
Audit Related Fees		-
Tax Fees	-	-
All Other Fees		-
Total	$70,000	$50,000

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

2.4	Common Stock Purchase Agreement dated July 25, 2014 by and among the Registrant, Zhou Deng Rong and Zhou Jian (previously filed with Current Report on 8-K on May 29, 2012)

3.1	Articles of Incorporation of the Registrant (previously filed with Form S-1 Registration Statement on September 18, 2009)

3.2	By-laws of the Registrant (previously filed with Form S-1 Registration Statement on September 18, 2009)

3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant dated August 14, 2013 (previously filed with Current Report on 8-K on August 20, 2013)

10.1	Framework Agreement on Business Cooperation dated July 25, 2014 by and between Luck Sky Shen Zhen and Sanhe (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

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

10.5	Know-How Sub-License Agreement dated July 25, 2014 by and between Luck Sky Shen Zhen and Sanhe (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.6	Power-of-Attorney dated July 25, 2014 issued by Zhou Deng Rong and Zhou Jian to Luck Sky Shen Zhen (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.7	Licensing Agreement dated July 25, 2014 by and among Zhou Deng Rong, Zhou Jian and Luck Sky Shen Zhen (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.8	Licensing Agreement dated July 25, 2014 by and between LuckSky Group and Luck Sky Shen Zhen (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.9	Project Transfer Agreement dated February 28, 2014 by and between Sanhe and Deyang Zhenlin Technology Co., Ltd. (translated to English) (previously filed with Current Report on 8- K on August 4, 2014)

10.10

Project Transfer Agreement dated April 18, 2014 by and between Sanhe and Bing Zhou Xin Tuo Natural Energy Electrical Engineering Limited (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.11

Project Transfer Agreement dated April 25, 2014 by and between Sanhe and Xianning LuckSky Aerodynamic Electricity Ltd (translated to English) (previously filed with Current Report on 8- K on August 4, 2014)

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

10.15	Amendment to Project Transfer Agreement dated April 18, 2014 between Sanhe and Bing Zhou Xin Tuo Natural Energy Electrical Engineering Limited (translated to English)

10.16	Amendment to Project Transfer Agreement dated April 25, 2014 between Sanhe and Xianning LuckSky Aerodynamic Electricity Ltd (translated to English)

10.17	Consulting Agreement between Xiangtian (USA) Air Power Co., Ltd. and Bezalel International LLC dated June 22, 2014 (previously filed with Current Report on 10-K on April 24, 2015

10.18	Equipment Transfer Contract dated May 19, 2014 between Sanhe and Xiangtian Kelitai (previously filed with Current Report on 10- KA on April 24, 2015)

10.19

Loan Agreement dated July 18, 2013 between Sanhe and Xiangtian Kelitai, pursuant to which Sanhe borrowed RMB 7,722,000 from Xiangtian Kelitai (previously filed with Current Report on 10-KA on April 24, 2015)

10.20	Loan Agreement dated April 1, 2014 between Sanhe and LuckSky Group, pursuant to which Sanhe borrowed RMB 3,000,000 from LuckSky Group (previously filed with Current Report on 10-KA on April 24, 2015)

10.21	Inventory Transfer Agreement dated April 30, 2014 between Sanhe and Xiangtian Kelitai (previously filed with Current Report on 10-KA on April 24, 2015)

10.22	Loan agreement dated April 25, 2015 between Sanhe and Xiangtian Kelitai Air Powered Machinery Co., Ltd. Yaojiao Branch office (filed with Current Report on 10-K on November 16, 2015)

21.1	List of Subsidiaries (previously filed with Current Report on 8-K on August 4, 2014)

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act. (Filed herewith)

31.2	Certification of Acting Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act. (Filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Zhou Deng Hua, Chief Executive Officer. (Filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Zhou Deng Hua, Acting Chief Financial Officer. (Filed herewith)

99.1	Press release dated January 20, 2010 by the Company. (Filed with the Commission on Form 8-K dated January 20, 2010).

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

XIANGTIAN (USA) AIR POWER
CO., LTD.

Date: October 29 , 2016	By: /s/ Zhiqi Deng Hua

Name: Zhou Deng Hua
Title: Chief Executive Officer
Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

XIANGTIAN (USA) AIR POWER CO., LTD.
(Registrant)

/s/ Zhou Jian
Zhou Jian
Director
Date: October 28, 2016

/s/ Zhou Deng Hua
Zhou Deng Hua
Director
Date: October 28, 2016

Xiangtian (USA) Air Power Co., Ltd.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Xiangtian (USA) Air Power Co., Ltd and its Subsidiaries

We have audited the accompanying consolidated balance sheets of Xiangtian (USA) Air Power Co., Ltd and its Subsidiaries as of July 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2016. Xiangtian (USA) Air Power Co., Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xiangtian (USA) Air Power Co., Ltd and Subsidiaries as of July 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, inaccordance with the standards of the Public Accounting Oversight Board (United States) Xiangtian (USA) Air Power Co., Ltd and Subsidiaries’ internal control over financial reporting as of July 31, 2016, based on criteria establish in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 24, 2016, expressed a disclaimer of opinion.

Oakland Gardens, NY
October 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Xiangtian (USA) Air Power Co., Ltd and its Subsidiaries

We were engaged to audit Xiangtian (USA) Air Power Co., Ltd and Subsidiaries’ internal control over financial reporting as of July 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Xiangtian (USA) Air Power Co., Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.

The management of Xiangtian (USA) Air Power Co., Ltd. is unable to provide a complete set of documentation of the company’s internal control designs and implementation. This scope limitation prevented us from performing sufficient audit procedures to form an opinion on management's assessment of internal control over financial reporting and an opinion on the effectiveness of the company's internal control over financial reporting.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Since the management of the Company was not able to provide a complete set of documentation of the company’s internal control policies and procedures designed for implementation and we were unable to apply other procedures to obtain sufficient evidence about the effectiveness of the company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on Xiangtian (USA) Air Power Co., Ltd and Subsidiaries’ internal control over financial reporting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows of Xiangtian (USA) Air Power Co., Ltd and its Subsidiaries, and our report dated October 24, 2016, expressed an unqualified opinion.

Oakland Gardens, NY
October 24, 2016

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Balance Sheets
(Stated in US Dollars)

	July 31,	July 31,
	2016	2015

ASSETS
Current assets
Cash and cash equivalence	$1,226,220	$502,029
Accounts receivable	2,848,904	4,720,093
Other receivables	491,290	360,071
Advances to suppliers	4,594,299	5,173,680
Due from related parties	-	611,879
Inventory	2,080,853	1,463,856
Costs in excess of billings	710,652	-
Other current asset	126,395	721,868
Total current assets	$12,078,613	$13,553,476

Non-current assets
Property, plant and equipment, net	$4,520,735	$7,679,323
Deposit for property, plant and equipment	178,617	90,826
Total non-current assets	4,699,352	7,770,149

Total assets	$16,777,965	$21,323,625

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$4,851,630	$3,074,079
Due to shareholders	-	18,954
Capital lease obligations - current	-	33,152
Due to director	414,876	417,770
Due to related parties	1,716,734	1,056,568
Advance from customers	620,814	451,962
Deferred tax liabilities	107,609	83,101
Other payables	234,791	459,337
Income tax payable	329,177	1,557
Billings in excess of costs	-	3,489,776
Total current liabilities	8,275,631	9,086,256

Non-current liabilities
Capital lease obligations - non-current	-	2,687,887
Total non-current liabilities	-	2,687,887

Total liabilities	$8,275,631	$11,774,143

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 591,042,000 shares issued and outstanding	591,042	591,042
Additional paid-in capital	9,713,675	9,457,675
Subscription receivable	(310,000)	(310,000)
Deficit accumulated	(812,935)	(204,751)
Accumulated other comprehensive gain (loss)	(679,448)	15,516
Total stockholders’ equity	8,502,334	9,549,482
Total liabilities and stockholders’ equity	$16,777,965	$21,323,625

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Statement of Operations and Comprehensive Income (Loss)
(Stated in US Dollars)

	For the	For the
	Year Ended	Year Ended
	July 31,	July 31,
	2016	2015
		(Restated)
Revenue	10,839,955	20,772,028

Cost of sales	$9,642,803	$17,781,011

Gross profit	$1,197,152	$2,991,017

Operating expenses:
Selling expenses	24,184	21,912
General and administrative expenses	1,699,679	1,216,041
Total operating expenses	1,723,863	1,237,953

Income (loss) from operations	(526,711)	1,753,064
Other (expense) income	144,933	-
Interest expense	276	(178,661)
Other expense	-	(90)
Exchange gain	-	(13)
Total other income(expense), net	145,209	(178,764)
Net income (loss) before taxes	$(381,502)	$1,574,300

Income tax expense	(226,682)	(916,840)

Net income (loss) after taxes	$(608,184)	$657,460

Foreign currency translation adjustment	(694,964)	7,492

Comprehensive income (loss)	(1,303,148)	664,952

Net earnings (loss) per common share – basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	591,042,000	597,907,753

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from September 2, 2008 (Inception) through July 31, 2016
(Stated in US Dollars)

	Common Stock		Additional				Other
		Par	Paid-in		Subscription	Deficit	Comprehensive
	Shares	Value	Capital		Receivable	Accumulated	Income (Loss)	Total

Balances, September 2, 2008 (inception)	-	$-	$-	$		$-	$-	$-
Common stock issued for cash	5,000,000	5,000	20,000		-	-	-	25,000
Net loss	-	-	-		-	(19,525)	-	(19,525)

Balances, July 31, 2009	5,000,000	5,000	20,000		-	(19,525)	-	5,475
Common stock issued for cash	3,000,000	3,000	27,000		-	-	-	30,000
Net loss	-	-	-		-	(24,141)	-	(24,141)

Balances, July 31, 2010	8,000,000	8,000	47,000		-	(43,666)	-	11,334
Net loss	-	-	-		-	(18,818)	-	(18,818)

Balances, July 31, 2011	8,000,000	8,000	47,000		-	(62,484)	-	(7,484)
Sale of Goa Excursion	-	-	20,460		-	-	-	20,460
Donated rent	-	-	1,500		-	-	-	1,500
Net loss	-	-	-		-	(30,944)	-	(30,944)
Donated rent

Balances, July 31, 2012	8,000,000	8,000	68,960		-	(93,428)	-	(16,468)
Donated rent	-	-	6,000		-	-	-	6,000
Contribution from shareholders	-	-	1,629,983		-	-	-	1,629,983
Other comprehensive income	-	-	-		-	-	472	472
Net loss	-	-	-		-	(87,589)	-	(87,589)

Balances, July 31, 2013	8,000,000	8,000	1,704,943		-	(181,017)	472	1,532,398
Common stock issued	317,000,000	317,000	-		(317,000)	-	-	-
Common stock issued for the acquisition of Sanhe	273,042,000	273,042	(273,042)		-	-	-	-
Contribution from shareholders	-	-	8,013,774		-	-	-	8,013,774
Donated rent	-	-	6,000		-	-	-	6,000
Other comprehensive income	-	-	-		-	-	7,552	7,552
Net loss	-	-	-		-	(681,194)	-	(681,194)

Balances, July 31, 2014 (Restated)	598,042,000	598,042	9,451,675		(317,000)	(862,211)	8,024	8,878,530
Donated rent	-	-	6,000		-	-	-	6,000

Cancellation of issued shares	(7,000,000)	(7,000)	-		7,000	-	-	-

Other comprehensive income	-	-	-		-	-	7,492	7,492
Net income	-	-	-		-	657,460	-	657,460

Balances, July 31, 2015	591,042,000	591,042	9,457,675		(310,000)	(204,751)	15,516	9,549,482
Donated rent	-	-	6,000		-	-	-	6,000

Contribution from shareholders	-	-	250,000		-	-	-	250,000
Other comprehensive income	-	-	-		-	-	(694,964)	(694,964)
Net income	-	-	-		-	(608,184)	-	(608,184)

Balances, July 31, 2016	591,042,000	591,042	9,713,675		(310,000)	(812,935)	(679,448)	8,502,334

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	For the	For the
	Year Ended	Year Ended
	July 31,	July 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(608,184)	$657,460
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	266,773	414,623
Allowance for doubtful accounts	60,242	-
Gain on termination of capital lease	(128,379)	-
Rent contributed by shareholders as paid-in capital	6,000	6,000
Changes in operating assets and liabilities:
Accounts receivable	1,758,079	(4,736,375)
Other receivables	43,289	(337,078)
Prepayment	485,715	2,438,844
Due from related party	583,124	(581,671)
Inventory	503,892	6,315,793
Deferred tax asset	-	113,932
Other current asset	594,895	422,426
Accounts payable and accrued liabilities	1,881,936	2,900,812
Other payables and tax payables	115,154	607,729

Advance from customers	(5,213,700)	(6,056,247)
Deferred tax liability	26,832	83,388
Net cash provided by operating activities	375,668	2,249,636

Cash flows from investing activities:
Purchase of property and equipment	(91,814)	(63,234)
Loan repaid from/(made to) related parties	30,865	(32,319)
Loan repaid from/(made to) third parties	(185,190)	-
Net cash used in financing activities	(246,139)	(95,553)

Cash flows from financing activities:
Advances from /(Repayment to) related parties	671,461	(2,022,822)
Advances from/(Repayment to) director	(2,817)	(13,007)
Capital contribution from shareholders	250,000	-
Net cash provided by (used in) financing activities	918,644	(2,035,829)

Effect of exchange rate change on cash	(323,982)	(173,013)

Net change in cash and cash equivalents	724,191	(54,759)

Cash and cash equivalents - beginning of period	502,029	556,788

Cash and cash equivalents - end of period	$1,226,220	$502,029

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income tax paid	$140,171	$426,616

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

The following financial statement amounts and balances of the VIE, which is established on August 6, 2014, were included in the accompanying consolidated financial statements as of July 31, 2016 and 2015and for the years ended July 31, 2016 and 2015, respectively:

	July 31, 2016	July 31, 2015
Total assets	$16,566,891	$20,948,502
Total liabilities	7,944,737	11,457,633

	For the year	For the year
	ended	ended
	July 31, 2016	July 31, 2015

Net income (loss)	$(263,796)	$165,029

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of July 31, 2016 and 2015.

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

Revenue Recognition

Sales of power generation system in conjunction of system installation are recognized under accounting for construction-type contracts, based on the nature of the contract using the

Completed-Contract Method.

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

Percentage-of Completion Method

For contracts with long duration and it is practical to make reasonable estimate, percentage-of completion method is used. Revenue is recognized based on the percentage of total income. The percentage is based on incurred costs to date bearing to estimate total cost after giving effect to estimates of cost to complete based on most recent information. We provide for any loss that we expect to incur on these contracts when that loss is probable.

For the year ended July 31, 2016, percentage-of completion method is used for one contract which was not completed as of July 31, 2016. The gross revenue recognized under percentage-of completion method and completed-contract method are $874,510 and $9,997,255, respectively for the year ended July 31, 2016. For the year ended July 31, 2015, completed-contract method was used for all contracts. The gross revenue recognized under percentage-of completion method and completed-contract method are $0 and $20,829,309, respectively for the year ended July 31, 2015.

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

For the purpose of presenting these financial statements of subsidiaries in PRC, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 6.6371 and 6.2097 as of July 31, 2016 and 2015, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 6.4798 and 6.1884 for the years ended July 31, 2016 and 2015, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

For the purpose of presenting these financial statements of the subsidiary in Hong Kong, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 7.7588 and 7.7514 as of July 31, 2016 and 2015, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 7.7595 and 7.7536 for the years ended July 31, 2016 and 2015, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at July 31, 2016 and 2015.

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

Acquisition of Luck Sky (Hong Kong) Aerodynamic Electricity Limited (“Luck Sky HK”)

In order to comply with the PRC laws, rules and regulations that restrict foreign ownership of PRC companies, the management of the Company has made the following arrangement to go public in the United States of America (the “Going Public Arrangement”).On May 30, 2014, the Company entered into the Stock Purchase.

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

NOTE 4 – INVENTORIES

Inventories consist of the following:

	July 31,	July 31,
	2016	2015
Raw materials	$1,151,708	$365,248
Accessory parts	929,145	848,887
Work in process	-	249,721
Total	$2,080,853	$1,463,856

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	July 31,	July 31,
	2016	2015
Machinery equipment	$4,951,227	$5,275,080
Computer and office equipment	53,933	56,558
Vehicle	69,339	74,111
Property under capital lease	-	2,759,547
Total property, plant and equipment	5,074,499	8,165,296
Less: accumulated depreciation	(553,764)	(485,973)
Total	$4,520,735	$7,679,323

Total depreciation expenses for the years ended July 31, 2016 and 2015 were $266,773 and $414,623, respectively. Depreciation relating to Contract work in progress for the years ended July 31, 2016 and 2015 were $201,666 and $252,473, respectively, and depreciation relating to general and administrative expenses for the years ended July 31, 2016 and 2015 were $65,107 and $162,150, respectively.

On August 1, 2015, the Company terminated the finance leasing with Sanhe Dong Yi Glass Machine Company Limited. The factory and office were returned to the lessor. The assets were no longer recorded as fixed assets, which lead to the decrease of Property, plant and equipment. The Company recognized $128,379 gain due to this termination.

NOTE 6 – BILLINGS IN EXCESS OF COSTS

Billings in excess of costs consist of the following:

	July 31, 2016	July 31, 2015
Costs incurred on uncompleted contracts	$853,787	$2,033,840

Billings to date	(143,135)	(5,523,616)

	$710,652	$(3,489,776)

Included in the accompanying balance sheets as follows:
Costs in excess of billings on uncompleted contracts	$710,652	$-
Billings on uncompleted contracts in excess of costs	-	(3,489,776)

	$710,652	$(3,489,776)

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

Sanhe leases its principal office, factory and dormitory from LuckSky Group in Sanhe City, Hebei Province. LuckSky Group is owned by Zhou Deng Rong, our former CEO and Zhou Jian, our General Manager and Chairman of the Board. The space in the office, factory and dormitory being leased are 1296, 5160 and 1200 square meters, respectively. The office and factory space are leased for a rent of $105,053 (RMB 697,248) per year and the dormitory is leased for a rent of $19,527 (RMB 129,600) per year. The leases expire in April 30, 2024 and are subject to renewal with a prior two-month written notice. LuckSky Group is in the process of obtaining the land use approval and ownership certificate of the leased building.

On April 28, 2012, Zhou Jian obtained the right of usage of 44.3 acres agricultural land where our principal office, factory and dormitory are located for 18 years and 8 months, starting May 1, 2012. The annual price paid for such usage rights is $5,200 (RMB 34,510). On May 1, 2012, Zhou Jian signed a commitment letter that allowed Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group to use this agricultural land. LuckSky Group constructed the buildings on such agricultural land. In the event we are unable to use our principal factory and office space as a result of this usage issue, the lease provides that LuckSky Group will use every effort to complete and perfect the ownership and usage rights, or provide Sanhe with equivalent space.

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

Construction Project

On April 25, 2014, Sanhe entered into a construction project agreement with Xianning Lucksky Aerodynamic Electricity Ltd (“Xianning Lucksky”). Prior to April 10, 2014, Xianning Lucksky was majorly (70%) owned by Zhou Deng Rong, former majority shareholder and former CEO of the Company, and former general manager of Sanhe; where he has significant influence over Xianning Lucksky. As of July 31, 2016, the project was completed and $8,705,527 of revenue and $7,752,526 of cost of sales were recognized.

Due from related parties

On April 25, 2015, Sanhe entered into a loan agreement with Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group, which is owned by Zhou Deng Rong, former CEO and Sanhe’s former general manager and former majority shareholder of the Company, with a total amount of $507,917 (RMB3,150,000). The loan is unsecured and matures on December 31, 2015. If the loan is not fully repaid on the maturity date, Sanhe will be entitled to receive an interest at 5% per annum. As of July 31, 2016 and July 31, 2015, the outstanding principal on the loan was $0 and $32,208. On November 27, 2015, the Company lent another short-term capital loan for $15,209 to Xiangtian Kelitai without a contract. The loan is unsecured and bears no interest. This loan was repaid on March 8, 2016.

Sanhe has been working on a construction project for Xiangtian Kelitai where Sanhe was promised to be reimbursed for the cost of the project. The accumulated cost on the construction project was $579,671 as of July 31, 2015. As of July 31, 2016, the project was completed and $811,197 of revenue and $730,141 of cost of sales were recognized.

Due to related parties.

Sanhe leases its principal office, factory and dormitory from LuckSky Group in Sanhe City, Hebei Province. LuckSky Group is owned by Zhou Deng Rong, our former CEO and Zhou Jian, our General Manager and Chairman of the Board. The space in the office, factory and dormitory being leased are 1296, 5160 and 1200 square meters, respectively. The office and factory space are leased for a rent of $105,053 (RMB 697,248) per year and the dormitory is leased for a rent of $19,527 (RMB 129,600) per year. The leases expire in April 30, 2024 and are subject to renewal with a prior two-month written notice. LuckSky Group is in the process of obtaining the land use approval and ownership certificate of the leased building. As of July 31, 2016 and 2015, the lease payables to LuckSky Group were $280,304 and $166,443, respectively.

Until August 1, 2015, Sanhe leased a second factory and office in Sanhe City from Sanhe Dong Yi Glass Machine Company Limited, which is owned by Zhou Deng Rong. A portion of this facility was used by Sanhe to demonstrate its products but the facility was primarily intended as a backup to the first facility in Sanhe City and/or for expansion. The factory and office are 4,748.96 square meters. The rent paid by Sanhe for the factory and the office was RMB1, 306,500 per year. As of July 31, 2016 and 2015, the lease payables to Sanhe Dong Yi Glass Machine Company Limited were $246,060 and $262,996, respectively. On August 1, 2015, the two parties terminated the finance lease. As the Company no longer needs the factory and office, the assets were returned to the lessor effective August 1, 2015.

From time to time, Mr. Zhou Deng Rong prepaid some expenses for the company. As of July 31, 2016 and 2015, amounts due to related parties were as follows:

	July 31, 2016	July 31, 2015
Rental fees:
LuckSky Group	280,304	166,443
Sanhe Dong Yi (Capital lease payable)	$246,060	$262,996

Prepaid expenses on behalf of the company:

Zhou Deng Rong	1,190,370	627,129

Total	$1,716,734	$1,056,568

Due to Shareholders

Since inception to April 2014, the Company’s shareholder has paid several employees’ salaries on behalf of the Company. On June 30, 2016 the shareholder announced to abandon his claim. As of July 31, 2016 and 2015, the amount due to shareholders was $0 and $18,954, respectively.

Due to Directors

From time to time, the Company receives advances from its directors. As of July 31, 2016 and 2015, the Company received $414,876 and $417,770, respectively. The Company used the funds for its operations. These advances are due on demand, unsecured and non-interest bearing.

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

The outstanding amount was $92,134 and $62,846 for the years ended July 31, 2016 and 2015, respectively.

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

NOTE 11 - INCOME TAXES

United States

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at July 31, 2016 and 2015 as follows:

	2016	2015
Deferred tax assets:
Net operating losses	$228,278	$78,278

Total deferred tax assets	228,278	78,278
Less: valuation allowance	(228,278)	(78,278)

Deferred tax assets, net	$-	$-

As of July 31, 2016, for U.S. federal income tax reporting purposes, the Company has approximately $1,403,259 of unused net operating losses (“NOLs”) available for carry forward to future years. The benefit from the carry forward of such NOLs will begin expiring during the year ended July 31, 2029. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

Hong Kong

The Company’s subsidiaries established in HKSAR are subject to Hong Kong Profits Tax. However, these subsidiaries did not earn any income derived in Hong Kong from its date of incorporation to July 31, 2016, and therefore were not subject to Hong Kong Profits Tax.

PRC

The Company’s subsidiaries established in PRC are subject to income tax rate of 25%.

1)	Luck Sky Shenzhen

For the years ended July 31, 2016 and 2015, Luck Sky Shenzhen had $432,088 and $963,727 in net income before tax, respectively. Income tax expense were$108,022and $239,383 income tax expenses were 2016 and 2015, respectively.

2)	Sanhe

For the year ended July 31, 2016, Sanhe had $145,136 net loss before tax. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 25% of significant items comprising the net deferred tax amount is at July 31, 2016 and 2015 as follows:

	2016	2015
Deferred tax assets:
Net operating losses	$-	$-

Total deferred tax assets	-	-
Less: valuation allowance	-	-

Deferred tax assets, net	$-	$-

Deferred tax liabilities:
Timing differences of revenue recognition	$107,609	$83,101

Total deferred tax liabilities	107,609	83,101

Significant components of income tax expense for the years ended July 31, 2016 and 2015 are as follows

	For the	For the
	year	year
	ended	ended
	July 31,	July 31,
	2016	2015
Current tax expense	$196,099	$833,452
Deferred tax expense	30,583	83,388
Benefits of operating loss carryforwards	-	-
Tax expense (benefit)	$226,682	$916,840

Reconciliation of Effective Income Tax Rate

	For the year		For the year
	ended		ended
	July 31,		July 31,
	2016		2015
Statutory U.S. tax rate	34.00%		34.00%
PRC Statutory Tax Rate	25.00%		25.00%
HK Statutory Tax Rate	15.00%		15.00%
Less: Valuation Allowance	(92.85%	)	(45.44%	)
Nondeductible/nontaxable items	(40.57%	)	29.40%
Tax expense (benefit)	(59.42%	)	57.96%

Reconciliation of Effective Income Tax Expense

	For the year	For the year
	ended	ended
	July 31, 2016	July 31, 2015
Statutory U.S. tax rate	$(228,278)	$(78,278)
PRC Statutory Tax Rate	71,923	451,874
HK Statutory Tax Rate	(185)	(252)
Less: Valuation Allowance	228,463	464,966
Nondeductible/nontaxable items	154,759	75,530
Tax expense (benefit)	$226,682	$916,840

NOTE 12. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of July 31, 2016 and 2015, the Company has a capital commitment of $9,247,569 and $17,697,627, respectively.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory as of July 31, 2016 are payable as follows:

Year ending July 31, 2017	124,580
Year ending July 31, 2018	124,580
Year ending July 31, 2019	124,580
Year ending July 31, 2020	124,580
After 2020	467,174
Total	$965,494

Rental expense of the Company for the year ended July 31, 2016 and 2015were $127,835 and $344,736, respectively.

Credit risk

Cash deposits with banks are held in financial institutions in China, which are not federally insured deposit protection. Accordingly, the Company has a concentration of credit risk related to these uninsured bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Contingencies

On September 23, 2013, the Company issued 60,000,000 shares of restricted common stock at $0.001 per share to Mr. Roy Thomas Phillips, who was then a consultant to the Company and later served as the acting CFO of the Company beginning July 29, 2014, and two other non-related parties, obtained a total of 7,000,000 shares of restricted common stock. The shares were issued in contemplation of a secondary offering. The Company takes the position that these shares should be cancelled since no secondary offering was consummated. The Company is taking steps to have these shares canceled. The Company valued the 67,000,000 shares of common stock issued at $67,000 as there was no market for the Company’s common stock and it has limited or no trading; and there is thought to be minimal value in the Company at the time of issuance, therefore the par value is thought to match the assumed market price of the Company’s common stock which is at $0.001 per share. The issuance of these securities could result in further dilution to the Company’s stockholders which effects the earnings (loss) per share amount of the Company. The Company might incur additional expenses to have these shares canceled. On July 24, 2015, 7,000,000 shares issued to two other non-related parties were cancelled. For the year ended July 31, 2016, the dilutive effect of not canceling the 60,000,000 shares is incorporated in the consolidated financial statements as the Company recorded such shares as issued and outstanding. The loss per share remained $0.00 with the dilutive effect of not canceling such shares. If the shares are not voluntarily returned for cancellation, the Company will need to commence litigation in Delaware to obtain a judgment to cancel the shares for lack of consideration. At this time, the Company is unable to estimate the cost such litigation if it takes place.