Form 10-Q
period 2016-10-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2016-12-12
CIK 1472468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]        No [X]

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 591,042,000 shares of common stock, $0.001 par value outstanding at December 9, 2016. The registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Balance Sheets
(Stated in US Dollars)

	October 31,	July 31,
	2016	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalence	$374,910	$1,226,220
Accounts receivable	252,485	2,848,904
Other receivables	17,256	491,290
Advances to suppliers	6,946,351	4,594,299
Due from related parties	70,708	-
Inventory	2,067,844	2,080,853
Costs in excess of billings	832,390	710,652
Other current asset	268,354	126,395
Total current assets	$10,830,298	$12,078,613

Non-current assets
Property, plant and equipment, net	$4,495,482	$4,520,735
Deposit for property, plant and equipment	49,605	178,617
Total non-current assets	4,545,087	4,699,352

Total assets	$15,375,385	$16,777,965

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$4,157,651	$4,851,630
Due to director	415,084	414,876
Due to related parties	2,089,218	1,716,734
Advance from customers	118,550	620,814
Deferred tax liabilities	72,946	107,609
Other payables	269,045	234,791
Income tax payable	322,316	329,177
Net Advance billings	277,971	-
Total current liabilities	7,722,781	8,275,631

Total liabilities	$7,722,781	$8,275,631

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 591,042,000 shares issued and outstanding	591,042	591,042
Additional paid-in capital	9,715,175	9,713,675
Subscription receivable	(310,000)	(310,000)
Deficit accumulated	(1,464,309)	(812,935)
Accumulated other comprehensive gain	(879,304)	(679,448)
Total stockholders’ equity	7,652,604	8,502,334
Total liabilities and stockholders’ equity	$15,375,385	$16,777,965

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Statement of Operations and Comprehensive Loss
(Stated in US Dollars)
(Unaudited)

	For the	For the
	Three	Three
	Months	Months
	Ended	Ended
	October 31,	October 31,
	2016	2015
Revenue	86,760	66,610

Cost of sales	$71,599	$62,015

Gross profit	$15,161	$4,595

Operating expenses:
Selling expenses	13,027	4,510
General and administrative expenses	693,825	359,142
Total operating expenses	706,852	363,652

Loss from operations	(691,691)	(359,057)

Other (expenses) income
Other expenses	(54)	-
Non-operating income	7,188	131,790
Exchange loss	-	(17,928)
Total other (expenses) income, net	7,134	113,862

Net loss before taxes	$(684,557)	(245,195)

Income tax benefit	33,183	32,852

Net loss after taxes	$(651,374)	(212,343)

Foreign currency translation adjustment	(199,856)	(163,503)

Comprehensive loss	(851,230)	(375,846)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	591,042,000	591,042,000

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Statements of Cash Flows
(Stated in US Dollars)
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	October 31,	October 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(651,374)	$(212,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	74,297	67,951
Rent contributed by shareholders as paid-in capital	1,500	1,500
Gain on termination of capital lease	-	(130,960)
Changes in operating assets and liabilities:
Accounts receivable	2,665,569	296,555
Other receivables	306,152	(127,161)
Prepayment	(2,242,905)	(76,914)
Inventory	(592,576)	3,100
Due from related party	(71,693)	9,988
Other current asset	(142,627)	(124,498)
Accounts payable and accrued liabilities	(752,366)	(148,282)
Other payables and tax payables	21,946	(15,095)
Advance billings on contracts	303,207	47,782
Deferred tax liability	(36,258)	(83,388)
Net cash used in operating activities	(1,117,128)	(491,765)

Cash flows from investing activities:
Purchase of property and equipment	(7,353)	-
Loan made to related parties	179,628	32,319
Net cash provided by investing activities	172,275	32,319

Cash flows from financing activities:
Proceeds from/(Repayment of) advances from related parties	368,832	142,298
Advances from director	-	1,712
Advances from shareholders	-	250,000
Net cash provided by financing activities	368,832	394,010

Effect of exchange rate change on cash	(275,289)	(122,582)

Net change in cash and cash equivalents	(851,310)	(188,018)

Cash and cash equivalents - beginning of period	1,226,220	502,029

Cash and cash equivalents - end of period	$374,910	$314,011

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

Merger with LuckSky (Hong Kong) Shares Limited

On September 5, 2013, the Company entered into a business combination by means of merger of LuckSky (Hong Kong) Shares Limited (“HK Shares”), a Hong Kong corporation, for 250,000,000 shares of common stock of the Company. Prior to the merger, HK Shares had no liabilities and nominal assets. On September 23, 2013, the Company issued 250,000,000 shares of common stock to the shareholders of HK Shares. Effectively on September 24, 2013, the shareholders of HK Shares accepted the shares from the Company and surrendered its control of HK Shares to the Company in exchange of 250,000,000 shares of HK Shares to be issued to its shareholders. On October 16, 2013, HK Shares completed the issuance of its 250,000,000 shares accordingly. Management cancelled HK Shares in October 2014.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended July 31, 2016, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended July 31, 2016.

These interim financial statements should be read in conjunction with the audited financial statements for the year ended July 31, 2016, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended July 31, 2016.

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

The following financial statement amounts and balances of the VIE, which is established on August 6, 2014, were included in the accompanying consolidated financial statements as of October 31, 2016 and July 31, 2016 and for the three months ended October 31, 2016 and 2015, respectively:

	October 31, 2016	July 31, 2016
	(Unaudited)
Total assets	$15,097,447	$16,566,891
Total liabilities	7,070,701	7,944,737

	For the three	For the three
	months	months
	Ended	ended
	October 31, 2016	October 31, 2015
	(Unaudited)	(Unaudited)
Net loss	$427,653	$125,656

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of October 31, 2016 and July 31, 2016.

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

For the purpose of presenting these financial statements of subsidiaries in PRC, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 6.7735 and 6.6371 as of October 31, 2016 and July 31, 2016, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 6.6805 and 6.3521 for the three months ended October 31, 2016 and October 31, 2015. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

For the purpose of presenting these financial statements of subsidiaries in Hong Kong, PRC, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 7.7549 and 7.7588 as of October 31, 2016 and July 31, 2016, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 7.7564 and 7.7510 the three months ended October 31, 2016 and October 31, 2015, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at October 31, 2016 or October 31, 2015.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $1,464,309 as of October 31, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – INVENTORIES

Inventories consist of the following:

	October 31,	July 31,
	2016	2016
	(Unaudited)
Raw materials	$1,121,405	$1,151,708
Accessory parts	910,434	929,145
Contracts work in progress	36,005	-
Total	$2,067,844	$2,080,853

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	October 31,	July 31,
	2016	2016
	(Unaudited)
Machinery equipment	$4,984,986	$4,951,227
Computer and office equipment	58,444	53,933
Vehicle	67,942	69,339
Total property, plant and equipment	5,111,372	5,074,499
Less: accumulated depreciation	(615,890)	(553,764)
Total	$4,495,482	$4,520,735

Total depreciation expenses for the three months ended October 31, 2016 and 2015 were $74,297 and $67,951, respectively. Depreciation relating to Contract work in progress for the three months ended October 31, 2016 and 2015 were $0and $61,729, respectively, and depreciation relating to general and administrative expenses for the three months ended October 31, 2016 and 2015 were $74,297and $6,222, respectively.

NOTE 6 – BILLINGS IN EXCESS OF COSTS

Billings in excess of costs consist of the following:

	October 31, 2016	July 31, 2016
	(Unaudited)
Costs incurred on uncompleted contracts	$1,506,659	$853,787

Billings to date	(952,240)	(143,135)

	$554,419	$710,652

Included in the accompanying balance sheets as follows:
Costs in excess of billings on uncompleted contracts	$832,390	$710,652
Billings on uncompleted contracts in excess of costs	(277,971)	-

	$554,419	$710,652

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

Construction Project

On April 25, 2014, Sanhe entered into a construction project agreement with XianningLucksky Aerodynamic Electricity Ltd (“XianningLucksky”). As of July 31, 2016, the project was completed and $8,705,527 of revenue and $7,752,526 of cost of sales were recognized.

On July 26, 2016, Sanhe entered into a construction project agreement of 3MW PV panel installations with XianningLucksky. As of July 31, 2016, the project was not started. As of October 31, 2016, the accumulated cost on the construction project was $661,857 and the accumulated billings was $523,914.

On July 26, 2016, Sanhe entered into a construction project agreement of 4MW PV panel installations with XianningLucksky. As of October 31, 2016, the accumulated cost on the construction project was $17,538 and the accumulated billings was $299,379.

On July 7, July 28 and August 5, 2016, Sanhe entered into three construction project agreementsfor 93KW, 365KW and 75KW PV panel installations with Sanhe Liguang Kelitai Equipment Ltd (“Sanhe Keilitai”)., Sanhe Keilitai is majority (95%) owned by Zhou Jian, our Chairman of the Board. As of October 31, 2016, the project is still in the preparation stage and no costs have been recognized.

Due from related parties

Sanhe has been working on a construction project for XianningLucksky, which agreed to reimburse Sanhe for the cost of the project. The accumulated cost on the construction project was $70,708 and $0 as of October 31, 2016 and July 31, 2016.

Due to related parties

Until August 1, 2015, Sanhe leased a second factory and office in Sanhe City from Sanhe Dong Yi Glass Machine Company Limited, which is owned by Zhou Deng Rong. A portion of this facility was used by Sanhe to demonstrate its products but the facility was primarily intended as a backup to the first facility in Sanhe City and/or for expansion. The factory and office are 4,748.96 square meters. The rent paid by Sanhe for the factory and the office was RMB1, 306,500 per year. As of October 31, 2016, and July 31, 2016, the rental fee accrued but unpaid under the leases from LuckSky Group and Sanhe Dong Yi were $241,105 and $280,304, respectively. On August 1, 2015, the two parties terminated the finance leasing. As the Company no longer needs the factory and office, the assets were returned to the lessor effective August 1, 2015.

On July 27, 2016, Xianning Xiangtian Air Energy Electric Co., Ltd. (“XianningXiangtian”), the wholly-owned subsidiary of the Company, entered into a rental agreement with XianningLucksky. The space in the factory being leased is 4628 square meters. The factory space is leased for a rent of $83,132 (RMB 555,360) per year. The lease expireson July 31, 2018 and is subject to renewal with a prior one-month written notice.

From time to time, Mr. Zhou Deng Rong prepaid some expenses for the Company. As of October 31, 2016 and July 31, 3016, amounts due to related parties were as follows:

	October 31, 2016	July 31, 2016
	(Unaudited)
Rental fees:
LuckSky Group	305,178	280,304
Sanhe Dong Yi (Capital lease payable)	241,105	246,060
XianningLucksky	20,498	-

Prepaid expenses on behalf of the company:
Zhou Deng Rong	1,433,857	1,190,370

Construction projects:
Receipt in advance	$88,580	$-

Total	$2,089,218	$1,716,734

Due to Directors

From time to time, the Company receives advances from its directors. As of October 31, 2016 and July 31, 2016, the Company received $415,084 and $414,876, respectively. The Company used the funds for its operations. These advances are due on demand, unsecured and non-interest bearing.

NOTE 8  -GOVERNMENT CONTRIBUTION PLAN

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

The outstanding amount was $101,887 and $92,134as of October 31, 2016 and July 31, 2016, respectively.

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

Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 100,000,000 shares with a par value of $0.001 per share. The preferred shares may be issued in one or more series, from time to time, with each series to have such designation, relative rights, preference or limitations, as adopted by the Company’s Board of Directors. No preferred shares have been issued.

NOTE 11 - INCOME TAXES

United States

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at October 31, 2016 and July 31, 2016 as follows:

	October 31, 2016	July 31, 2016
	(Unaudited)
Deferred tax assets:
Net operating losses	$76,320	$228,278

Total deferred tax assets	76,320	228,278
Less: valuation allowance	(76,320)	(228,278)

Deferred tax assets, net	$-	$-

As of October 31, 2016, for U.S. federal income tax reporting purposes, the Company has approximately $956,323 of unused net operating losses (“NOLs”) available for carry forward to future years. The benefit from the carry forward of such NOLs will begin expiring during the year ended July 31, 2029. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

Hong Kong

The Company’s subsidiaries established in HKSAR are subject to Hong Kong Profits Tax. However, these subsidiaries did not earn any income derived in Hong Kong from its date of incorporation to October 31, 2016, and therefore were not subject to Hong Kong Profits Tax.

PRC

The Company’s subsidiaries established in PRC are subject to income tax rate of 25%.

1)      Luck Sky Shenzhen

For the three months ended October 31, 2016 and 2015, Luck Sky Shenzhen had $1,111 in net profit and $27,098 in net loss,$278 income tax was accrued in 2016 accordingly.

2)      Sanhe

For the three months ended October 31, 2016, Sanhe had $427,653 in net loss. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 25% of significant items comprising the net deferred tax amount is at October 31, 2016 and July 31, 2016 as follows:

	October 31, 2016	July 31, 2016
(Unaudited)
Deferred tax assets:	-	-
Net operating losses	$-	$-

Total deferred tax assets
Less: valuation allowance	-	-

Deferred tax assets, net	$-	$-

Deferred tax liabilities:
Timing differences of revenue recognition	$72,946	$107,609

Total deferred tax liabilities	72,946	107,609

Significant components of income tax expense for the three months ended October 31, 2015 and

	For the three months	For the three months
	Ended	ended
	October 31, 2016	October 31, 2015
	(Unaudited)	(Unaudited)
Current tax expense	$(235)	$48,386
Deferred tax expense	(32,948)	(81,238)
Tax expense (benefit)	$(33,183)	$(32,852)

Reconciliation of Effective Income Tax Rate

	For the three months		For the three months
	ended		ended
	October 31, 2016		October 31, 2015
	(Unaudited)		(Unaudited)
Statutory U.S. tax rate	34.00%		34.00%
PRC Statutory Tax Rate	25.00%		25.00%
HK Statutory Tax Rate	15.00%		15.00%
Less: Valuation Allowance	(73.96%	)	(27.47%	)

Deferred Tax	4.81%		(33.13%	)
Tax expense (benefit)	4.85%		13.40%

NOTE 12. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of October 31, 2016 and July 31, 2016, the Company has a capital commitment of $16,490,310 and $9,247,569, respectively.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory as of October 31, 2016 are payable as follows:

Year ending July 31, 2017	153,046
Year ending July 31, 2018	204,061
Year ending July 31, 2019	122,071
Year ending July 31, 2020	122,071
After 2020	457,766
Total	$1,059,015

Rental expense of the Company for the three months ended October 31, 2016 and 2015 were $51,726 and $83,962, respectively.

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

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated Financial Statement of the Company for the three-month period ended October 31, 2016 and 2015 and related notes thereto.

Three-month period ended October 31, 2016 compared to three-month period ended October 31, 2015

Revenue

We have recognized $86,760 and $66,610 revenue for the three months ended October 31, 2016 and 2015. A couple of small projects were completed in this period and the revenue referred to arises from selling air compression related machines in the comparison period.

Cost of Sales

We have recognized $71,599 and $62,015 cost of revenue for the three months ended October 31, 2016 and 2015. The costs were in line with the revenue.

Gross Profit

Gross profit was $15,161 for the three months ended October 31, 2016, compared to $4,595 for the three months ended October 31, 2015.

Operating Expenses

For the three months ended October 31, 2016, we have incurred total operating expenses in the amount of $706,852, which mainly comprised selling expenses of $13,027, professional expenses of $197,745, salary expenses of $207,888, rental fees of $34,643, and general and administrative expenses totaling $253,549. For the three months ended October 31, 2015, we have incurred total operating expenses in the amount of $363,652, which mainly comprised selling expenses of $4,510, professional expenses of $89,544, salary expenses of $92,923, rental fees of $85,462, and general and administrative expenses totaling $91,213.The increase in operating expenses by $343,200, or 94%, was primarily due to the increase amounts of professional expense for consultancy and salary expenses for a larger scale of operations.

Liquidity and Capital Resources

As of October 31, 2016, we had a cash balance of $374,910. During the three months ended October 31, 2016, net cash used in operating activities totaled $1,117,128. Net cash provided from investing activities totaled $172,275. Net cash provided by financing activities during the period totaled $368,832. The resulting change in cash for the period was a decrease of $851,310, which was primarily due to cash outflow to suppliers, albeit we had a cash inflow from related parties and customers.

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

As of October 31, 2016, we had current liabilities of $7,722,781, which was mainly comprised of accounts payable and accrued liabilities of $4,157,651,amount due to directors of $415,084, amount due to related parties of $2,089,218, advance from customers of $118,550,deferred tax liabilities of $72,946, other payables of$269,045 and income tax payable of $322,316 and net Advance billings of $277,971. As of July 31, 2016, we had current liabilities of $8,275,631, which was mainly comprised of accounts payable and accrued liabilities of $4,851,630, amount due to directors of $414,876, amount due to related parties of $1,716,734, advance from customers of $620,814, deferred tax liabilities of $107,609, other payables of$234,791 and income tax payable of $329,177.

We had net assets of $7,652,604 and $8,502,334 as of October 31, 2016 and July 31, 2016, respectively.

As of October 31, 2016, we have sixteen project contracts. Seven were completed; two of them are in process, two of them is being canceled andfiveare about to start. Three projects in Shandong province commenced operations in 2015, one project in Fujian province commenced operation in February 2016, the two projects in Hubei and Zhejiang commenced operations in March 2016 and one in Hubei commenced in April 2016. The projects in Shanxi province and Sichuan province were cancelled. The project in Heilongjiang is about to completed in December 2016. The other two projects in Hubei is expected to be completed in the first quarter of 2017.We are dependent on these projects for all our projected revenue until we obtain additional customers and any material delay or reduction in the projected cash receipts will adversely affect our operations. While we expect to generate revenue on the completion of our projects to meet the liquidity and capital resources of our operations, delayed receipts may cause going concern issues.

We expect to finance operations from progress billings from ongoing projects and through non-interest bearing loans from the Company’s directors. We estimate that our cash and cash equivalents and projected cash receipts from operations are sufficient to fund operations for the next six months. However, additional funds may be required given our continued losses from operations. Additional funding may come from equity financing from the sale of our common stock or from borrowings, but there can be no assurance that such financing will be available on acceptable terms. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

The Company has incurred losses since its inception resulting in an accumulated deficit of $1,464,309 as of October 31, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to:

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

Warranty and Returns

The Company generally provides limited warranties for work performed under its contracts. The warranty periods typically extend for a limited duration following substantial completion of the Company's work on a project. At the time a sale is recognized, we record estimated future warranty costs. Such estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts. The warranty cost is estimated based on our experience with the type of work and any known risks relative to the project and was not material during the periods ended October 31, 2016 and July 31, 2016.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

While our reporting currency is the US dollar, almost all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for some cash and cash equivalents and accounts receivables. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US dollar and RMB. The RMB has recently depreciated against the US dollar and if the RMB depreciates further against the US dollar, the value of our RMB revenues, earnings and assets as expressed in our US dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Inflation in China has recently increased substantially. The inflation rate in China was reported at approximately 1.8% percent for 2016 and 1.4% for 2015(see http://www.statista.com/statistics/270338/inflation-rate-in-china/). These factors have led to the adoption by the Chinese government, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Price inflation can affect our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if we are unable to pass along raw material price increases to customers. Accordingly, inflation in China may weaken our competitiveness domestically or in international markets.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that, because of material weaknesses, our internal control over financial reporting was not effective.

The material weaknesses we noticed include a (i) lack of accounting personnel with appropriate knowledge of accounting principles generally accepted in the United States (U.S. GAAP), (ii) lack of a comprehensive accounting policies and procedures manual in accordance with U.S. GAAP, and (iii) lack of risk assessment process.

In order to improve the efficiency of our internal control over financial reporting, we have taken and are implementing the following measures:

•   We plan to establish a desired level of corporate governance with regard to identifying and measuring the risk of material misstatements.

•   We will establish a key monitoring mechanism such as independent directors and an audit committee to oversee and monitor the Company’s risk management, business strategies and financial reporting procedure.

•   We plan to appoint a suitably qualified Chief Financial Officer.

•   We plan to strengthen our financial team by employing more qualified accountant(s) to enhance the quality of our financial reporting function.

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Acting Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2016, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended July 31, 2016.Additional risks and uncertainties which are not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also materially and adversely affect any of our business, financial position or future results.

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

Date: December 10, 2016