Form 10-Q
period 2017-01-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2017-03-13
CIK 1472468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-161997

XIANGTIAN (USA) AIR POWER CO., LTD.
(Exact name of registrant as specified in its charter)

NEVADA	98-0632932
(State or other jurisdiction of	(IRS Employer Identification No.)
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
Yes [  ]    No [X]

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 591,042,000 shares of common stock, $0.001 par value outstanding on March 1, 2017. The registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Balance Sheets
(Stated in US Dollars)

	January 31,	July 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalence	$69,714	$1,226,220
Accounts receivable	365,621	2,848,904
Other receivables	232,768	491,290
Advances to suppliers	6,141,839	4,594,299
Due from related parties	79,708	-
Inventory	2,470,555	2,080,853
Costs in excess of billings	1,622,410	710,652
Other current asset	467,212	126,395
Total current assets	$11,449,827	$12,078,613

Non-current assets
Property, plant and equipment, net	$4,363,244	$4,520,735
Deposit for property, plant and equipment	393,497	178,617
Total non-current assets	4,756,741	4,699,352

Total assets	$16,206,568	$16,777,965

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$3,696,693	$4,851,630
Due to director	416,040	414,876
Due to shareholder	84,342	-
Due to related parties	2,165,588	1,716,734
Advance from customers	123,531	620,814
Deferred tax liabilities	34,949	107,609
Other payables	237,047	234,791
Income tax payable	327,535	329,177
Net Advance billings	1,932,729	-
Total current liabilities	9,018,454	8,275,631

Total liabilities	$9,018,454	$8,275,631
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 591,042,000 shares issued and outstanding	591,042	591,042
Additional paid-in capital	9,716,675	9,713,675
Subscription receivable	(310,000)	(310,000)
Deficit accumulated	(1,784,876)	(812,935)
Accumulated other comprehensive gain	(1,024,727)	(679,448)
Total stockholders’ equity	7,188,114	8,502,334
Total liabilities and stockholders’ equity	$16,206,568	$16,777,965

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Statement of Operations and Comprehensive Loss
(Stated in US Dollars)
(Unaudited)

	For the	For the	For the	For the
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2017	2016	2017	2016
Revenue	965,896	2,510	1,052,656	69,120

Cost of sales	$834,113	$1,528	$905,712	$63,543

Gross profit	$131,783	$982	$146,944	$5,577

Operating expenses:
Selling expenses	5,163	4,837	18,190	9,347
General and administrative expenses	474,202	266,645	1,168,027	625,787
Total operating expenses	479,365	271,482	1,186,217	635,134

Loss from operations	(347,582)	(270,500)	(1,039,273)	(629,557)
Other (expenses) income Interest Expenses	347		1,038
Other expenses	1	-	(53)	-
Non-operating income	(80)	4,273	6,417	136,063
Exchange loss		10		(17,918)
Total other (expenses) income, net	268	4,283	7,402	118,145

Net loss before taxes	$(347,314)	(266,217)	(1,031,871)	(511,412)

Income tax benefit	26,747	40,226	59,930	73,078

Net loss after taxes	$(320,567)	(225,991)	(971,941)	(438,334)

Foreign currency translation adjustment	(145,422)	(408,549)	(345,279)	(572,052)

Comprehensive loss	(465,989)	(634,540)	(1,317,220)	(1,010,386)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	591,042,000	591,042,000	591,042,000	591,042,000

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Statements of Cash Flows
(Stated in US Dollars)
(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	January 31,	January 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(971,941)	$(438,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	200,697	134,770
Rent contributed by shareholders as paid-in capital	3,000	3,000
Gain on termination of capital lease	-	(130,960)
Changes in operating assets and liabilities:
Accounts receivable	2,547,156	505,689
Other receivables	444,105	(167,573)
Prepayment	(1,524,233)	(513,200)
Inventory	(2,072,414)	(129,984)
Due from related party	(80,859)	(52,634)
Other current asset	(344,492)	(246,180)
Accounts payable and accrued liabilities	(1,217,262)	(189,169)
Other payables and tax payables	(4,918)	(31,072)
Advance billings on contracts	2,229,693	589,415
Deferred tax liability	(74,767)	(83,388)
Net cash used in operating activities	(866,235)	(749,620)

Cash flows from investing activities:
Purchase of property and equipment	(18,436)	-
Loan made to related parties	(177,018)	17,110
Net cash provided by investing activities	(195,454)	17,110

Cash flows from financing activities:
Proceeds from/(Repayment of) advances from related parties	445,447	196,562
Advances from director	-	1,518
Advances from shareholders	-	250,000
Net cash provided by financing activities	445,447	448,080

Effect of exchange rate change on cash	(540,264)	(142,159)

Net change in cash and cash equivalents	(1,156,506)	(426,589)

Cash and cash equivalents - beginning of period	1,226,220	502,029

Cash and cash equivalents - end of period	$69,714	$75,440

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

Reincorporation in Nevada

We reincorporated in Nevada effective October 31, 2016 as a result of a merger of Xiangtian (USA) Air Power Co., Ltd., a Delaware corporation, with its wholly-owned subsidiary, Xiangtian (USA) Air Power Co., Ltd., a Nevada corporation.

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

The following financial statement amounts and balances of the VIE, which is established on August 6, 2014, were included in the accompanying consolidated financial statements as of January 31, 2017 and July 31, 2016 and for the three months ended January 31, 2017 and 2016, respectively:

	January 31,	July 31, 2016
	2017
	(Unaudited)
Total assets	$15,906,505	$16,566,891
Total liabilities	8,343,569	7,944,737

	For the six	For the six
	months	months
	Ended	ended
	January 31,	January
	2017	31,2016
	(Unaudited)	(Unaudited)
Net loss	$769,631	$223,651

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of January 31, 2017 and July 31, 2016.

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

For the purpose of presenting these financial statements of subsidiaries in PRC, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 6.8768 and 6.6371 as of January 31, 2017 and July 31, 2016, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 6.7790 and 6.4054 for the six months ended January 31, 2017 and January 31, 2016. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

For the purpose of presenting these financial statements of subsidiaries in Hong Kong, PRC, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 7.7579 and 7.7588 as of January 31, 2017 and July 31, 2016, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 7.7567 and 7.7555 the six months ended January 31, 2017 and January 31, 2016, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at January 31, 2017 or January 31, 2016.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $1,784,876 as of January 31, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – INVENTORIES

Inventories consist of the following:

	January 31,	July 31,
	2017	2016
	(Unaudited)
Raw materials	$1,320,506	$1,151,708
Accessory parts	896,758	929,145
Contracts work in progress	253,291	-
Total	$2,470,555	$2,080,853

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	January 31,	July 31,
	2017	2016
	(Unaudited)
Machinery equipment	$4,910,104	$4,951,227
Computer and office equipment	64,771	53,933
Vehicle	66,922	69,339
Total property, plant and equipment	5,041,797	5,074,499
Less: accumulated depreciation	(678,553)	(553,764)
Total	$4,363,244	$4,520,735

Total depreciation expenses for the six months ended January 31, 2017 and 2016 were $200,697 and $134,770, respectively. Depreciation relating to Contract work in progress for the six months ended January 31, 2017 and 2016 were $2,803 and $122,430, respectively, and depreciation relating to general and administrative expenses for the six months ended January 31, 2017 and 2016 were $197,894 and $12,340, respectively.

NOTE 6 – BILLINGS IN EXCESS OF COSTS

Billings in excess of costs consist of the following:

	January 31,	July 31, 2016
	2017
	(Unaudited)
Costs incurred on uncompleted contracts	$2,535,482	$853,787

Billings to date	(2,845,800)	(143,135)

	$(310,318)	$710,652

Included in the accompanying balance sheets as follows:
Costs in excess of billings on uncompleted contracts	$1,622,410	$710,652
Billings on uncompleted contracts in excess of costs	(1,932,729)	-

	$(310,319)	$710,652

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

On July 26, 2016, Sanhe entered into a construction project agreement of 3MW PV panel installations with Xianning Lucksky. As of July 31, 2016, the project was not started. As of January 31, 2017, the accumulated cost on the construction project was $661,217 and the accumulated billing was $2,329,572.

On July 26, 2016, Sanhe entered into a construction project agreement of 4MW PV panel installations with Xianning Lucksky. As of January 31, 2017, the accumulated cost on the construction project was $26,459 and the accumulated billing was $290,833.

On July 7, July 28 and August 5, 2016, Sanhe entered into three construction project agreements for 93KW, 365KW and 75KW PV panel installations with Sanhe Liguang Kelitai Equipment Ltd (“Sanhe Keilitai”)., Sanhe Keilitai is majority (95%) owned by Zhou Jian, our Chairman of the Board. As of January 31, 2017, the accumulated costs on the construction projects were $32,719, $69,106 and $50,441 and the accumulated billings were $18,144, $69,106 and $0 respectively.

Due from related parties

Sanhe has been working on a construction project for Xianning Lucksky, which agreed to reimburse Sanhe for the cost of the project. The accumulated cost on the construction project was $79,708 and $0 as of January 31, 2017 and July 31, 2016.

Due to related parties

Sanhe leases its principal office, factory and dormitory from LuckSky Group in Sanhe City, Hebei Province. LuckSky Group is owned by Zhou Deng Rong, our former CEO and Zhou Jian, our General Manager and Chairman of the Board. The space in the office, factory and dormitory being leased are 1296, 5160 and 1200 square meters, respectively. The office and factory space are leased for a rent of $102,855 (RMB 697,248) per year and the dormitory is leased for a rent of $19,118 (RMB 129,600) per year. The leases expire in April 30, 2024 and are subject to renewal with a prior two-month written notice. LuckSky Group is in the process of obtaining the land use approval and ownership certificate of the leased building. As of January 31, 2017 and July 31, 2016, the lease payables to LuckSky Group were $330,653 and $280,304, respectively.

Until August 1, 2015, Sanhe leased a second factory and office in Sanhe City from Sanhe Dong Yi Glass Machine Company Limited, which is owned by Zhou Deng Rong. A portion of this facility was used by Sanhe to demonstrate its products but the facility was primarily intended as a backup to the first facility in Sanhe City and/or for expansion. The factory and office are 4,748.96 square meters. The rent paid by Sanhe for the factory and the office was RMB1, 306,500 per year. As of January 31, 2017 and July 31, 2016, the rental fee accrued but unpaid under the leases from LuckSky Group and Sanhe Dong Yi were $237,483 and $246,060, respectively. On August 1, 2015, the two parties terminated the finance leasing. As the Company no longer needs the factory and office, the assets were returned to the lessor effective August 1, 2015.

On July 27, 2016, Xianning Xiangtian Air Energy Electric Co., Ltd. (“Xianning Xiangtian”), the wholly-owned subsidiary of the Company, entered into a rental agreement with Xianning Lucksky. The space in the factory being leased is 4628 square meters. The factory space is leased for a rent of $81,924 (RMB 555,360) per year. The lease expires on July 31, 2018 and is subject to renewal with a prior one-month written notice.

On January 26, 2017, Xianning Lucksky lent $21,812 to Xianning Xiangtian. The Company used the funds for its operations. These advances are due on demand, unsecured and non-interest bearing.

From November 2016, Xianning Lucksky prepaid $18,880 expenses for Xianning Xiangtian. From time to time, Mr. Zhou Deng Rong prepaid some expenses for the Company. As of January 31, 2017 and July 31, 2016, amounts due to related parties were as follows:

	January 31, 2017	July 31,
		2016
	(Unaudited)
Rental fees:
LuckSky Group	330,653	280,304
Sanhe Dong Yi (Capital lease payable)	237,483	246,060
Xianning Lucksky	40,379	-

Prepaid expenses on behalf of the company:
Zhou Deng Rong	1,516,381	1,190,370
Xianning Lucksky	18,880	-

Borrowings:
Xianning Lucksky	$21,812	$-

Total	$2,165,588	$1,716,734

Due to Directors

From time to time, the Company receives advances from its directors. As of January 31, 2017 and July 31, 2016, the Company received $416,040 and $414,876, respectively. The Company used the funds for its operations. These advances are due on demand, unsecured and non-interest bearing.

Due to Shareholders

From time to time, the Company receives advances from its shareholder, Zhou Dengrong. As of January 31, 2017 and July 31, 2016, the Company received $84,342 and $0, respectively. The Company used the funds for its operations. These advances are due on demand, unsecured and non-interest bearing.

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

The outstanding amount was $108,402 and $92,134 as of January 31, 2017 and July 31, 2016, respectively.

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

On September 23, 2013, the Company issued a total of 67,000,000 shares of restricted common stock at $0.001 per share, such that 60,000,000 shares were issued to Mr. Roy Thomas Phillips, who was then a consultant to the Company and later served as the acting CFO of the Company beginning July 29, 2014, and 7,000,000 shares were issued to two other non-related parties. The shares were issued in contemplation of a secondary offering. The Company takes the position that these shares should be cancelled since no secondary offering was consummated. The Company is taking steps to have these shares canceled. The Company valued the 67,000,000 shares of common stock issued at $67,000 as there was no market for the Company’s common stock and it has limited or no trading; and these shares are s thought to be of minimal value to the Company at the time of issuance, therefore the par value is thought to match the assumed book value of the Company’s common stock which is at $0.001 per share. On July 24, 2015, 7,000,000 shares issued to two other non-related parties were cancelled.

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

NOTE 11 - INCOME TAXES

United States

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at January 31, 2017 and July 31, 2016 as follows:

	January 31,	July 31, 2016
	2017
	(Unaudited)
Deferred tax assets:
Net operating losses	$328,276	$228,278

Total deferred tax assets	328,276	228,278
Less: valuation allowance	(328,276)	(228,278)

Deferred tax assets, net	$-	$-

As of January 31, 2017, for U.S. federal income tax reporting purposes, the Company has approximately $965,518 of unused net operating losses (“NOLs”) available for carry forward to future years. The benefit from the carry forward of such NOLs will begin expiring during the year ended July 31, 2029. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

Hong Kong

The Company’s subsidiaries established in HKSAR are subject to Hong Kong Profits Tax. However, these subsidiaries did not earn any income derived in Hong Kong from its date of incorporation to January 31, 2017, and therefore were not subject to Hong Kong Profits Tax.

PRC

The Company’s subsidiaries established in PRC are subject to income tax rate of 25%.

1)	Luck Sky Shenzhen

For the six months ended January 31, 2017 and 2016, Luck Sky Shenzhen had $41,919 and $1,111 in net profit, $10,480 and $278 income tax was accrued accordingly.

2)	Sanhe

For the six months ended January 31, 2017, Sanhe had $840,040 in net loss. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 25% of significant items comprising the net deferred tax amount is at January 31, 2017 and July 31, 2016 as follows:

	January 31,	July 31, 2016
2017
(Unaudited)
Deferred tax assets:	-	-
Net operating losses	$-	$-

Total deferred tax assets
Less: valuation allowance	-	-

Deferred tax assets, net	$-	$-

Deferred tax liabilities:
Timing differences of revenue recognition	$34,949	$107,609

Total deferred tax liabilities	34,949	107,609

Significant components of income tax expense for the six months ended January 31, 2017 and 2016

	For the six	For the six
	months	months
	Ended	ended
	January 31,	January 1,
	2017	2016
	(Unaudited)	(Unaudited)
Current tax expense	$9,974	$7,485
Deferred tax expense	(69,904)	(80,563)
Tax expense (benefit)	$(59,930)	$(73,078)

Reconciliation of Effective Income Tax Rate

	For the Six		For the Six
	months		months
	ended		ended
	January 31,		January 31,
	2017		2017
	(Unaudited)		(Unaudited)
Statutory U.S. tax rate	34.00%		34.00%
PRC Statutory Tax Rate	25.00%		25.00%
HK Statutory Tax Rate	15.00%		15.00%
Permanent Difference	(3.24%	)	18.14%
Less: Valuation Allowance	(71.73%	)	(30.05%	)
Deferred Tax	6.77%		(32.56%	)
Tax expense (benefit)	5.8%		29.54%

NOTE 12. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of January 31, 2017 and July 31, 2016, the Company has a capital commitment of $17,258,529 and $9,247,569, respectively.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory as of January 31, 2017 are payable as follows:

Year ending July 31, 2017	100,498
Year ending July 31, 2018	200,996
Year ending July 31, 2019	120,237
Year ending July 31, 2020	120,237
After 2020	450,890
Total	$992,858

Rental expense of the Company for the six months ended January 31, 2017 and 2016 were $101,948 and $64,543, respectively.

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

Reincorporation in Nevada

We reincorporated in Nevada effective October 31, 2016 as a result of a merger of Xiangtian (USA) Air Power Co., Ltd., a Delaware corporation, with its wholly-owned subsidiary, Xiangtian (USA) Air Power Co., Ltd., a Nevada corporation.

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated Financial Statement of the Company for the three-month period ended January 31, 2017 and 2016 and related notes thereto.

Three-month period ended January 31, 2017 compared to three-month period ended January 31, 2016

Revenue

We have recognized $965,896 and $2,510 in revenue for the three months ended January 31, 2017 and 2016. A couple of small projects were completed and $800,377 of panel subassembly was sold in this period. The revenue consisted of selling air compression related machines in the comparison period.

Cost of Sales

We have recognized $834,113 and $1,528 cost of revenue for the three months ended January 31, 2017 and 2016. The costs were in line with the revenue.

Gross Profit

Gross profit was $131,783 for the three months ended January 31, 2017, compared to $982 for the three months ended January 31, 2016.

Operating Expenses

For the three months ended January 31, 2017, we have incurred total operating expenses in the amount of $479,365, which mainly comprised selling expenses of $5,163, professional expenses of $61,612, salary expenses of $208,070, rental fees of $31,511, and general and administrative expenses totaling $173,009. For the three months ended January 31, 2016, we have incurred total operating expenses in the amount of $271,482, which mainly comprised selling expenses of $4,837, professional expenses of $91,322, salary expenses of $95,204 and general and administrative expenses totaling $80,119. The increase in operating expenses by $207,883, or 76.6%, was primarily due to the increase amounts of salary expenses for a larger scale of operations.

Six-month period ended January 31, 2017 compared to six-month period ended January 31, 2016

Revenue

We have recognized $1,052,656 and $69,120 in revenue for the six months ended January 31, 2017 and 2016. A couple of small projects were completed and $800,377 of panel subassembly was sold in this period. The revenue consisted of referred to selling air compression related machines in the comparison period.

Cost of Sales

We have recognized $905,712 and $63,543 cost of revenue for the six months ended January 31, 2017 and 2016. The increase in cost of sales is due to increase in sales.

Gross Profit

Gross profit was $146,944 for the six months ended January 31, 2017, compared to $5,577 for the six months ended January 31, 2016.

Operating Expenses

For the six months ended January 31, 2017, we incurred total operating expenses in the amount of $1,186,217, which mainly comprised selling expenses of $18,190, professional expenses of $259,357, salary expenses of $415,958, rental fees of $66,154, and general and administrative expenses totaling $426,558. For the six months ended January 31, 2016, we incurred total operating expenses in the amount of $635,134, which mainly comprised selling expenses of $9,347, professional expenses of $180,866, salary expenses of $188,127, rental fees of $67,543, and general and administrative expenses totaling $189,251. The increase in operating expenses by $551,083, or 86.8%, was primarily due to the increase amounts of salary expenses for a larger scale of operations.

Liquidity and Capital Resources

As of January 31, 2017, we had a cash balance of $69,714. During the six months ended January 31, 2017, net cash used in operating activities totaled $866,235. Net cash used in investing activities totaled $195,454. Net cash provided by financing activities during the period totaled $445,447. The resulting change in cash for the period was a decrease of $1,156,506, which was primarily due to cash outflow to suppliers, albeit we had a cash inflow from related parties and customers.

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

As of January 31, 2017, we had current liabilities of $9,018,454, which was mainly comprised of accounts payable and accrued liabilities of $3,696,693, amount due to directors of $416,040, amount due to shareholders of $84,342, amount due to related parties of $2,165,588, advance from customers of $123,531, deferred tax liabilities of $34,949, other payables of $237,047, income tax payable of $327,535 and net advance billings of $1,932,729. As of July 31, 2016, we had current liabilities of $8,275,631, which was mainly comprised of accounts payable and accrued liabilities of $4,851,630, amount due to directors of $414,876, amount due to related parties of $1,716,734, advance from customers of $620,814, deferred tax liabilities of $107,609, other payables of $234,791 and income tax payable of $329,177.

We had net assets of $7,188,114 and $8,502,334 as of January 31, 2017 and July 31, 2016, respectively.

As of January 31, 2017, we had 21 project contracts. Seven were completed; seven of them are in process, two of them is being canceled and five are about to start. Three projects in Shandong province commenced operations in 2015, one project in Fujian province commenced operation in February 2016, the two projects in Hubei and Zhejiang commenced operations in March 2016 and one in Hubei commenced in April 2016. The projects in Shanxi province and Sichuan province were cancelled. The project in Heilongjiang is about to completed in February 2017. The other two projects in Hubei are expected to be completed in the second quarter of 2017. The three projects in Hebei are expected to be completed in September 2017. The processing project in Shandong is expected to be completed in April 2017. We are dependent on these projects for all our projected revenue until we obtain additional customers and any material delay or reduction in the projected cash receipts will adversely affect our operations. While we expect to generate revenue on the completion of our projects to meet the liquidity and capital resources of our operations, delayed receipts may cause going concern issues.

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

The Company has incurred losses since its inception resulting in an accumulated deficit of $1,784,876 as of January 31, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to:

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of January 31, 2017 and July 31, 2016.

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

Warranty and Returns

The Company generally provides limited warranties for work performed under its contracts. The warranty periods typically extend for a limited duration following substantial completion of the Company's work on a project. At the time a sale is recognized, we record estimated future warranty costs. Such estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts. The warranty cost is estimated based on our experience with the type of work and any known risks relative to the project and was not material during the periods ended January 31, 2017 and July 31, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of material weaknesses, our internal control over financial reporting was not effective.

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

In order to improve the efficiency of our internal control over financial reporting, we have taken and are implementing the following measures:

- We plan to establish a desired level of corporate governance with regard to identifying and measuring the risk of material misstatements.

- We will establish a key monitoring mechanism such as independent directors and an audit committee to oversee and monitor the Company’s risk management, business strategies and financial reporting procedure.

- We plan to strengthen our financial team by employing more qualified accountant(s) to enhance the quality of our financial reporting function.

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2017, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended July 31, 2016. Additional risks and uncertainties which are not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also materially and adversely affect any of our business, financial position or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act. (Filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Zhou Deng Hua, Chief Executive Officer. (Filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Paul Kam Shing Chiu, Chief Financial Officer. (Filed herewith)

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

XIANGTIAN (USA) AIR POWER CO., LTD.

By: /s/ Zhou Deng Hua
Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2017

By: /s/ Paul Kam Shing Chiu
Chief Financial Officer
(Principal Financial Officer)

Date: March 13 , 2017