Form 10-K/A
period 2016-07-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2017-04-18
CIK 1472468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended July 31th, 2016

Commission File No. 000-52735

XIANGTIAN (USA) AIR POWER CO., LTD.
(Exact Name of Small Business Issuer as specified in its charter)

Nevada	98-0632932
(State or other jurisdiction of	(I.R.S. employer identification no.)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Yes [   ]        No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter was $450,023,849, based on 111,668,449 common shares at $4.03 on January 31, 2016, which is the quotation posted on the OTCQB Market (“OTCQB” under the symbol “XTNY”)

The number of shares of common stock outstanding as of October 24, 2016 was 591,042,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

2.

Explanatory Note

Xiangtian (USA) Air Power Co., Ltd. (together with its subsidiaries, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this amendment (this “Amendment” or “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended July 31, 2016, originally filed on October 31, 2016 (the “Original Form 10-K”). For the convenience of the reader, this report on Form 10-K/A restates in its entirety, as amended, our Original Form 10-K. This report on Form 10- K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring subsequent to the date of the Original Form 10-K.

Items Amended by this Filing

This Amendment reflects the results of the work described above and includes the selected financial data information and the consolidated financial statements for the fiscal year ended July 31, 2014. For the convenience of the reader, this Amendment sets forth the Original Form 10-K, as modified and superseded where necessary to reflect the related adjustments, internal control matters, and as otherwise specifically indicated. Specifically, the following items included in the Original Form 10-K are amended by this Amendment:

•	Part I, Item 1, Business Overview - with respect to the status of its projects and its research and development efforts,

•	Part I, Item 1A, Risk Factors – with respect to material weaknesses regarding internal controls,

•	Part II, Item 6, Selected Financial Data,

•	Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations with respect to results of operations,

•	Part II, Item 8, Financial Statements – include financial statements for the fiscal year ended July 31, 2014,

•	Part II, Item 9A, Controls and Procedures - with respect to material weaknesses in internal controls,

•	Part II, Item 10, Directors and Executive Officers of the Registrant, and Corporate Governance, and

•	Part III, Item 11, Executive Compensation with respect to certain employment agreements and the summary compensation table.

We have also updated the signature page, and the certifications of our Principal Executive Officer and Principal Financial Officer in Exhibits 31 and 32.

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

  “fiscal year” refers to our fiscal year ending July 31.

  “U.S. Dollar,” “$” and “US$” means the legal currency of the United States of America.

  “RMB” means Renminbi, the legal currency of China.

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

Our initial focus is on industrial users. As of July 31, 2016, we had thirteen principal projects. Seven were completed, four had not yet started, one was under construction and one was being canceled. The two largest projects included an installation of PV panels in conjunction with our compressed air energy storage technology and consist of an installation at a factory in Shandong Province with a capacity of nine megawatts and a power plant in Hubei Province with a capacity of six megawatts. The installation in Shandong Province commenced production of electricity from the solar panel installation in June 2014. The installation in Shandong Province has been completed and is awaiting approval from the National Grid to connect to the National Grid. The sale price for the project was $20,290,835 (RMB126,000,000). As of July 31, 2016, we had received a total payment of $17,037,860 (RMB 105,800,000). The installation in Hubei Province was completed in March, 2016. The Company is waiting for the National Grid to finish the construction of a converter to link the project to the National Grid. The sale price for the project is $10,628,553 (RMB66,000,000). As of July 31, 2016, we received a total payment of $5,491,409 (RMB34,100,000).

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

Second, to improve sales and marketing, we intensified our efforts to promote the air power products. We also seek to benefit from the national government’s “Helping-the-Poor” Project established in 2016. The Chinese government has announced plans to release over three to five years US$14.7 billion (100 billion RMB) worth of future electricity generating capacity to support poverty alleviation and development through low cost loans and power subsidies with more than 60% of which will be for Photovoltaic (PV) technology. Accordingly, we established a wholly-owned subsidiary, Xianning Xiangtian Air Energy Electric Co., Ltd., in Hubei Xianning for this market, and invested US$1,776,000 (12 million RMB) to install an advanced automatic PV panel production line. This production line has an annual production capacity of 200 megawatts (MW).

As of October 10, 2016, we signed a contract for 2 MW PV project in Dezhou with a prior customer with expected revenue for US$1,044,000 (7.1 million RMB). In addition, we will also supply a total of US$901,000 (6.13 million RMB) of products such as PV panels, inverters and brackets.

Through 2017, the Company will concentrate its efforts to build and market our patented products, and take advantage of the government sponsored policy of the “Helping-the-Poor Project.

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

(5)

Know-How Sub-License Agreement, entered between Luck Sky Shen Zhen and Sanhe, pursuant to which Luck Sky Shen Zhen has granted Sanhe an exclusive right to use and develop in China a series of aerodynamics related patents and technologies with respect to electrical generation for commercial and residential structures, not including automobiles and wind towers. Luck Sky Shen Zhen possesses the rights licensed under this agreement through two license agreements dated July 25, 2014 with Zhou Deng Rong, Zhou Jian and LuckSky Group, the owners of the aforesaid patents and technologies. For the sublicense agreement, Sanhe will pay Luck Sky Shen Zhen an annual royalty of five percent of revenue; and

(6)

Power of Attorney. Pursuant to a power of attorney, each of the Sanhe stockholders agreed to irrevocably entrust LuckSkyShenZhen with his stockholder voting rights and other stockholder rights for representing him to exercise such rights at the stockholders’ meeting of Sanhe in accordance with applicable laws and its Article of Association, including, but not limited to, the right to sell or transfer all or any of his equity interest in Sanhe, and appointand vote for thedirectors and Chairman of Sanhe as the authorized representative of the Sanhe stockholders. The term of each proxy and voting agreementis as long as each of the Sanhe stockholders is a shareholder of Sanhe and is binding on any transferee.

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

3)	Sell systems to industrial and mining companies operating in remote locations which lack connections to the National Grid to create self- sufficient systems.

4)	Complete development of prototypes and commercialize smaller air compression power generation systems designed for standalone homes and smaller factories and commercial structures.

5)	Produce, sell and install PV products without air compression technology.

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

Projects

As of July 31, 2016, we had thirteen principal projects. Seven were completed, four were not yet started, one was under construction and one was being canceled. The following chart summarizes the completed projects as of July 31, 2016:

No.	Projects	Capacity	Contract Amount (including VAT tax)	Time of Completion	Revenue Recognized	Cost Recognized
1	Shandong Binzhou	8.5M W	$20,290,835 (RMB 126,000,000)	June 2015	$17,402,419 (RMB 107,692,308)	$14,954,205 (RMB 92,541,899)
2	Hubei Xianning	6MW	$10,628,553 (RMB 66,000,000)	March 2016	$8,705,527 (RMB 56,410,256)	$7,752,526 (RMB 50,234,981)
3	Shandong Weihai	1 MW	$1,288,307 (RMB 8,000,000)	Feburary 2015	$1,104,915 (RMB 6,837,607)	$914,236 (RMB 5,657,615)
4	Shandong Dezhou	2 MW	$2,641,029 (RMB 16,400,000)	July 2015	$2,265,077 (RMB 14,017,094)	$1,863,028 (RMB 11,529,076)
5	Zhejiang Zhuji	0.15 MW	$206,129 (RMB 1,280,000)	March 2016	$168,834 (RMB 1,094,017)	$126,494 (RMB 819,658)
6	Fujian Fuzhou	10 KW	$14,493 (RMB 90,000)	Feburary 2016	$11,871 (RMB 76,923)	$10,903 (RMB 70,649)
7	Hebei Sanhe	12K W	$11,273 (RMB 70,000)	April 2016	$9,233 (RMB 59,829)	$7,256 (RMB 47,019)

The project in Heilongjiang, which was under construction as of July 31, 2016, was completed in October 2016. We are negotiating to cancel a project in Sichuan province and the remaining four projects in Shandong and Shanxii provinces had not commenced as of July 31, 2016.

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

In Shandong Province, we designed and installed a new power supply system with a capacity of nine megawatts (the “Haide Group Project”) that includes our air compression technology. Pursuant to an agreement executed by Sanhe with Binzhou Xintuo Natural Energy Electrical Engineering Limited (“Binzhou Xintuo”) on April 18, 2014, Sanhe will transfer the Haide Group Project in turn-key condition to Binzhou Xintuo after the completion of the installation and construction. The project includes the installation of 15 tanks and eight engines. The project began to produce electricity from the PV panels in June 2014 and was completed in June 2015. The project is awaiting approval from the National Grid before complete commercialization. The customer anticipates utilizing the power produced by the compressed air technology when production from the solar panels is insufficient and when electricity from the National Grid is either too expensive during peak hours or not available. The customer may also generate revenue by selling power to the National Grid. The sale price for the project is $20,290,835 (RMB126,000,000). As of July 31, 2016, we have received a total payment of $17,037,860 (RMB 105,800,000).

For the Haide Group Project, we executed a purchase contract for the PV panels with Shandong TD Solar Company Limited, who also installs the PV panels and equipment. We also signed a supplemental agreement with Shandong Thaidai Photovoltaic Technology Co., Ltd., a supplier of the Haide Group Project, in January 2015. The Company paid a deposit of $2,579,896 (RMB 16,000,000) to Ni Baofeng, an unaffiliated third party, who is the guarantor of Sanhe’s obligations under the agreement with Shandong Thaidai. In order to help assure Shandong Thaidai’s fulfillment of its supply obligations and to facilitate completion of the project, Ni Baofeng agreed to not release the money to Shandong Thaidai without the consent of Sanhe. As of July 31, 2016, the remaining balance of the deposit is $301,336 (RMB 2,000,000).

In Hubei province, construction of a six megawatt project at a new power plant using air compression technology and PV panels (the “Hubei Xianning Project was completed in March 2016. The Company is waiting for the National Grid to finish the construction of a converter to link the project to the National Grid. Sanhe executed a contract with Xianning Auspicious Day Air Energy Power Company Limited on April 25, 2014, pursuant to which Sanhe was responsible for designing, installing and constructing the project and such project will be transferred to Xianning Xiangtian Air Energy Electric Limited Liability Company in turn-key condition. The sale price for the project is $10,628,553 (RMB66,000,000). As of July 31, 2016, we received a total payment of $5,491,409 (RMB34,100,000).

For the Hubei Xianning Project, Zhejiang Bowei Industrial and Trading Co., Ltd., provides the PV panels for the project and it engaged a third-party contractor to provide the installation service. The facility has room for expansion should the parties agree to increase the power plant’s capacity and the capacity is expected to be increased to 18 megawatts. We anticipate three phases of construction of 6, 4 and 8 megawatts. We have delivered 20 storage tanks and additional PV panels and generators as of June 30, 2016, which are sufficient for production of 10 megawatts once installed. Equipment for the production of 6 megawatts of electricity has been installed and is operating. An additional 10 storage tanks and other equipment remains to be delivered to increase the projects capacity to 18 megawatts.

Three smaller projects in Shandong and one project in each of Zhejiang and Heiliongjiang provinces use PV panels with our proprietary technology to enhance production from PV panels. Our project in Dezhou, Shandong province with a capacity of two megawatts was completed in July 2015 and is awaiting certification from the National Grid to be connected to the National Grid. Our project in Weihai with a capacity of one megawatt was completed in February 2015. We generated initial revenue of $1,133,522 as of April 30, 2015 as a result of completion of Weihai project, and as of July 31, 2015, we have received payments with respect to the project in Dezhou, Shandong province of $1.98 million (RMB 12.3 million). The projects in Zhejiang and Heiliongjiang provinces, have capacities of 150 KW and 1000 KW respectively, and the Zhejiang project was completed during the fiscal year ended July 31 2016 and the Helogjiang project was completed in September, 2016.

As of October 10, 2016, we signed a contract for 2 MW PV project with the same customer in Dezhou, with expected revenue for US$1,044,000 (RMB 7.1 million) that is expected to be completed in November 2016. In addition, we will also supply a total of US$901,000 (RMB 6.13 million) of products, including PV panels, inverters and brackets

Marketing

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

Our factory is based in Hebei Province, Sanhe City, Yanjiao Economic Development Zone, with a production workshop of 7500 square meters for our core-technology equipment that can supply solar energy systems. We produce the engine generators and related components, but not the PV panels. The factory has a total capacity of seven megawatts each month, based on one –eight hour shift working six days per week. Capacity can readily be expanded by adding additional shifts or building up to three more production lines at our facility.

In May 2016, we established a wholly-owned subsidiary, Xianning Xiangtian Air Energy Electric Co., Ltd., in Hubei Province, Xianning to manufacture PV products. We built a production line in Hubei Province, Xianning to produce PV panels. The production line has an annual production capacity of 200 megawatt (MW).

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

As of July 31, 2016 and 2015, the research and development department had 2 and 9 employees, respectively. The reduction of the employees in the research and development department was due to the change of the Company’s strategy. The Company is focusing on the development of its project installation team and sales promotion team and it is relying on LuckSky Group, a licensor, for its research and development.

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

We Have only Generated Limited Revenue from the Sale of our Products.

While we have thirteen projects, only seven projects were completed and generated revenues as of July 31, 2016 and the project in Heilongjiang Province, which was under construction as of July 31, 2016, was completed in October 2016. We recognized revenue of $10,839,955 and $20,772,028 for the years ended July 31, 2016 and 2015, a decline of 48% that resulted from the larger projects being completed in the fiscal year ended July 31, 2015. There can be no assurance that we will complete additional projects in the future and generate significant revenues or that there will not be unexpected difficulties that will require additional resources to solve and delay our growth.

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

We have identified material weaknesses in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address those weaknesses or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

We have identified material weaknesses in our internal control over financial reporting. In particular, we concluded that the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has identified material weaknesses in the control environment of the Company.The material weaknesses are a (i) lack of accounting personnel with appropriate knowledge of accounting principles generally accepted in the United States of America, or U.S. GAAP, (ii) lack of comprehensive accounting policies and procedures manual in accordance with U.S. GAAP, and (iii) lack of a risk assessment process.

Although we are undertaking steps to address these material weaknesses, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. In addition, we may in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date. Although we are engaged in remediation efforts with respect to the material weaknesses, the existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed. For a description of these material weaknesses and the steps we are undertaking to remediate them, see “Item 9A. Controls and Procedures” contained in Part II of this report. We cannot assure you that we will be able to remediate these material weaknesses in a timely manner.

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

Two Persons have Significant Voting Power and may Take Actions that may not be in the Best Interests of Other Stockholders.

Zhou Jian, our Chairman, and Zhou Deng Hua, our Chief Executive Officer, who also constitute our Board of Directors, control 62.9% of our voting securities. If Zhou Jian and Zhou Deng Hua act together, they will be able to exert significant control over the Company's management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of the Common Stock. This concentration of ownership may not be in the best interests of all of the Company's stockholders.

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

  imposing economic penalties;

  discontinuing or restricting the operations of Sanhe;

  imposing conditions or requirements in respect of the VIE Agreements with which Sanhe may not be able to comply;

  requiring our Company to restructure the relevant ownership structure or operations;

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

	Base	Indexed Returns	Indexed Returns	Indexed Returns	Indexed Returns	Indexed Returns
	Period	Period ended	Period ended	Period ended	Period ended	Period ended
Company/Index	06/26/2012	7/31/2012	7/31/2013	7/31/2014	7/31/2015	7/31/2016
Xiangtian (USA) Air Power Co., Ltd.	$100.00	$39.01	$19.22	$71.36	$69.46	$93.05
NASDAQ Composite Index	$100.00	$103.00	$109.00	$98.00	$102.00	$108.00
NADAQ Clean Edge U.S Liquid Series Index	$100.00	$97.00	$106.00	$92.10	$93.00	$110.00

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

            The following selected consolidated financial data below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements, the accompanying notes and other financial information included elsewhere in this registration statement. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and the accompanying notes included elsewhere in this elsewhere in this registration statement.

            The consolidated statements of operations data for the years ended July 31, 2016, 2015, and 2014 and the consolidated balance sheets data as of July 31, 2016, 2015, and 2014 are derived from our audited consolidated financial statements included elsewhere in this registration statement. The consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheets data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements not included this registration statement, which are stated on a basis consistent with our audited consolidated financial statements included herein. Our historical results are not necessarily indicative of the results that may be expected in any future period.

		Year Ended July 31,
	2016	2015	2014	2013	2012

Consolidated statement of operations data:
Revenue	10,839,955	20,772,028	-	-	-
Cost of revenue	9,642,803	17,781,011	-	-	-
Gross profit	1,197,152	2,991,017	-	-	-
Operating expenses	1,703,863	1,237,953	750,606	87,589	30,551
Net loss	(606,093)	657,460	(681,194)	(87,589)	(30,944)
Net (loss) income per share attributable to common stockholders:
Basic	$0.00	$0.00	$(0.00)	$(0.01)	$(0.00)

(1)

Under U.S. generally accepted accounting principles, we are required to present the impact of a hypothetical liquidation of our joint ventures on our consolidated statements of operations. For a more detailed discussion of this accounting treatment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations—Net Income (Loss) Attributable to Stockholders.”

		As of July 31,
	2016	2015	2014	2013	2012

Consolidated balance sheet data:
Cash and cash equivalents	$1,226,220	$502,029	$556,788	$1,640,007	$97
Accounts receivable	2,848,904	4,720,093	-	-	-
Advances to suppliers	4,594,299	5,173,680	7,490,564	-	-
Inventory	2,080,853	1,463,856	1,142,726	-	-
Total current assets	$12,078,613	$13,553,476	$11,111,425	$1,640,007	$36,560

Property, plant and equipment, net	$4,520,735	$7,679,323	$6,779,256	$-	$-
Deposit for property, plant and equipment	178,617	90,826	1,590,581	-	-
Total assets	$16,777,965	$21,323,625	$19,481,262	$1,640,007	$36,560
Total current liabilities	$8,275,631	$9,086,256	$7,884,626	$107,609	$53,028
Capital lease obligations - non-current	$-	$2,687,887	$2,718,106	$-	$-
Total stockholders' equity (deficit)	$8,502,334	$9,549,482	$8,878,530	$1,532,398	$(16,468)

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

Revenue

            We recognized revenue of $10,839,955 and $20,772,028 for the years ended July 31, 2016 and 2015, a decline of 48%. The project in Xianning, Hubei Province and some small projects were completed for the year July 31, 2016. The project in Weihai was completed in February 2015, project in Binzhou was completed in June 2015 and project in Dezhou was completed in July 2015. The decrease in 2016 was because projects with bigger capacity were completed during the year ended July 31, 2015.

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

Operating Expenses

            For the year ended July 31, 2016, we incurred total operating expenses in the amount of $1,723,863, which was mainly comprised of selling expenses of $24,184, professional fees of $657,045, salary expenses of $501,294, rental fees of $133,835, accounts receivable impairment loss of $60,242 and general and administrative expenses of $347,263. For the year ended July 31, 2015, we incurred total operating expenses in the amount of $1,237,953, which was mainly comprised of selling expenses of $21,912, professional fees of $318,848, salary expenses of $477,696, rental fees of $144,361 and general and administrative expenses of $275,136. The substantial increase of $485,910, or 39% in 2016 was primarily due to increased amounts of professional expense (including audit fee of $201,751, legal fees of $103,291, consultancy fees related to reporting obligations of $33,155) and an accrued accounts receivable impairment loss of $60,242.

            We have not incurred any expenses for research and development from inception through July 31, 2016.Company employees only conduct basic research and do not work on a specific plan or project to which expenses can be allocated.

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

            Rental expense of the Company for the year ended July 31, 2016 and 2015 were $127,835 and $344,736, respectively.

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

            As of July 31, 2016, we had thirteen principal projects. Seven were completed, four were not yet started, one was under construction and one was being canceled. One of the seven projects in Shandong province commenced operation in February 2015 and two projects commenced operation at the end of June 2015 and July 2015; one project in Fujian province commenced operation in February 2016; the two projects in Hubei and Zhejiang commenced operation in March 2016 and one in Hubei commenced operation in April 2016. Four projects in Shandong and Shanxi provinces have not started. We are negotiating to terminate the project in Sichuan province. The project in Heilongjiang was completed in October 2016. We are dependent on these projects for all our projected revenue until we obtain additional customers and any material delay or reduction in the projected cash receipts will adversely affect our operations. While we expect to generate revenue on the completion of our projects to meet the liquidity and capital resources of our operations, delayed receipts may cause going concern issues.

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

  Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

  Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, forsubstantially the full term of the financial instruments.

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

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Principal Financial Officer, Zhiqi Zhang, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of July 31, 2016.

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

Based upon that evaluation, our Chief Executive Officer and Acting Principal Financial Officer identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. and concluded that our disclosure controls and procedures as of July 31, 2016 were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

The material weaknesses assessed by management for the year ended July 31, 2016 include a (i) lack of accounting personnel with appropriate knowledge of accounting principles generally accepted in the United States of America, or U.S. GAAP, (ii) lack of comprehensive accounting policies and procedures manual in accordance with U.S. GAAP, and (iii) lack of risk assessment process.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of July 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) of 2013 in Internal Control—Integrated Framework. This evaluation was conducted by our Chief Executive Officer, Chief Financial Officer and director. In connection with the preparation and filing of this annual report on Form 10-K, the Company’s management, including our Chief Executive Officer and our current Chief Financial Officer (who was also our Chief Executive Officer) has re-evaluated the effectiveness of our internal control over financial reporting as of July 31, 2016 and concluded that, because of the material weaknesses described below, our internal control over financial reporting was not effective as of July 31, 2016. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s re-evaluation of our internal control over financial reporting described above, our management has identified the following deficiencies that it believes constituted individually, and in the aggregate, material weaknesses in our internal control over financial reporting as of July 31, 2016. The material weaknesses we noticed for the year ended July 31, 2016 include a (i) lack of accounting personnel with appropriate knowledge of accounting principles generally accepted in the United States of America, or U.S. GAAP, (ii) lack of comprehensive accounting policies and procedures manual in accordance with U.S. GAAP, and (iii) lack of risk assessment process.

We are in the process of remediating the weaknesses in internal control over financial reporting referred to above by designing and implementing new procedures and controls throughout the Company and its subsidiaries.As of October 24, 2016, the Company has engaged a third party consultant to start the internal control implementation project. The consultant has started the fieldwork at the Company’s office in Sanhe City to interview the process owners and began to develop the internal control documents. The design and establishment of the internal control documents, including risk control matrices, narratives, flowcharts, as well as policies for corporate governance and financial statement accounts are currently being finalized. The Company expects the complete set of the documents of Company’s internal control designs and implementation to be completed during the fourth quarter of the fiscal year ending July 31, 2017

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was unable to provide an attestation.Although the Company had certain internal controls and policies in place as of July 31, 2016, such controls and policies were not documented and there was a lack of written evidence that the processes were performed. The Company was not able to present such documents or other supporting evidence for the auditor to review in order to provide such attestation report

Other than as described above, there were no changes in our internal controls over financial reporting during the year ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Zhou Deng Hua has served as our Chief Executive Officer and our Acting Chief Financial Officer since April 30, 2016 and he has been a member of our Board of Directors since June 2, 2012. Mr. Zhou previously served as Vice General Manager and Project Manager of the Company. Mr. Zhou had been a General Manager of Hong Kong Xiangtian International Investment Group Co., Ltd. from October 2005 to December 2007, and Chairman of the Board of Directors of Liaoning Xiangtian Vehicle Air Hybrid Co., Ltd., a company doing research on air power research, from April 2009 to June 2012. Mr. Zhou is qualified to be a member of our Board of Directors due to his extensive experience in the field of air power generation.

Zhou Jian has served as our Chairman of the Board since July 29, 2014, our General Manager since May 15, 2012 and a member of our Board of Directors since June 2, 2012 and the Executive Director of Sanhe since April 12, 2014. From 2005 to 2009, Mr. Zhou has been the Chief Financial Officer of Hong Kong Xiangtian International Investment Group Co., Ltd. In addition, he was the Chairman of the Board of Directors of Xiangtian Kelitai Air Power Machinery Ltd. (“Xiangtian Keltai”) from 2011 to 2012 and the Chairman of the Board of Directors of Beijing Xiangtian Hua-Chuang Air Power Science and Technology Institute Co., Ltd.(“Hua-Chuang”) since March 2012. Xiangtian Keltai is involved in air power research and development. Hua-Chuang is currently dormant. Mr. Zhou received a Bachelor’s degree in Accounting from Southwest Finance University (China). Mr. Zhou has extensive experience in finance and accounting, which we believe makes him well qualified to sit on our Board of Directors.

Zhiqi Zhang has served as our General Counsel since April 30, 2016. Before that, he served as the Chief Executive Officer since July 29, 2014 and our Acting Chief Financial Officer since April 7, 2015. Mr. Zhang has approximately 22 years’ experience in the legal industry. Mr. Zhang worked as an attorney at Heibei Jianan Law Firm from 2008 through July 31, 2014, when he ceased all operational activities at the firm, but has kept his position at the firm while he works full time for the Company. Heibei Jianan Law Firm has served as the Company’s outside general counsel since May 2013 and the outside general counsel for Sanhe City Lucksky Electrical Engineering Co., Ltd. since January 2014. Between 2000 and 2008, Mr. Zhang was an attorney at Hebei Landao Law Firm. From 1992 to 2000, Mr. Zhang was an attorney at Heibei Chengde Second Law Firm.

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

Xiaoqing Zhou has served as the manager of Sanhe’s sales department since joining Sanhe on June 5, 2014. Mr. Zhou has over 25-year experience in sales and marketing. In 1990, Mr. Zhou started working for Fuyang City Chamber of Commerce Office and also served as the sales manager of a materials company that is a subsidiary of Fuyang City Chamber of Commerce Office. 2009-2013 worked as business manager in Fuyang City Zhongying Equity Investment Management Co., Ltd).

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

  Share knowledge and maintain professional skills importance and relevancy to shareholders’ needs.

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

The Board of Directors awarded Mr. Zhou Deng Hua compensation at the rate of RMB 20,000 (approximately USD 3,087) per month commencing in April 2016 for his services as our Chief Executive Officer. Previously, Mr. Zhou received compensation at the rate of RMB 7,000 (approximately USD 1,131) per month from September 2014 through March 2016 while he served as the Vice General Manger and Project Manager of the Company. Mr. Zhou received compensation at the rate of RMB 8,500 (approximately USD 1,375) per month from June 2014 through August 2014. The Board of Directors awarded Mr. Zhang Zhiqi compensation at the rate of RMB 20,000 (approximately USD 3,087) per month commencing on April 2016, for his services as our General Counsel. Previously, Mr. Zhang received compensation at the rate of RMB 60,000 (approximately USD 9,663) per quarter from July 2014 through April 2016, for his services as the Chief Executive Officer and Acting Chief Financial Officer.

Sanhe, our operating affiliate, maintains employment contracts with certain key employees. On June 5, 2014, and July 1, 2014, Sanhe, entered into employment agreements with certain significant employees 1) Sha Yu, manager of the administration department, 2) Xiping Zheng, manager of the manufacturing, 3) Tianyu Ma,engineer at the research and development department, 4) Xiaoqin Zhou,manager of the sales department, 5) Chunyin Shi, manager of the accounting department, 6) Kai Li, manager of the procurement department, 7) Xiangdong Liu, vice project manager, 8) Xiaoqin Fan, engineer at the research and development department, 9) Yunshan Qi, engineer at the technology department, and 10) Xuelian Zhang, manager of the administration department. None of such key employees earn base salaries of more than RMB 120,000 (approximately USD 18,519) per year.

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

				Stock	Option	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)
	2016	$20,988	-	-	-	-	$20,988
Zhou Deng Hua	2015	$13,816	-	-	-	-	$13,816
CEO, Acting CFO and Director(1)	2014	$2,767	-	-	-	-	$2,767

	2016	-	-	-	-	-	-
Zhou Jian	2015	-	-	-	-	-	-
General Manager and Director	2014	-	-	-	-	-	-

	2016	$37,038	-	-	-	-	$37,038
Zhiqi Zhang	2015	$38,652	-	-	-	-	$38,652
General Counsel(2)	2014	-

Zhou Deng Rong	2014	-	-	-	-	-	-
Former CEO, CFO, Director

Roy Thomas Phillips	2015	-	-	-	-	-	-
Former Chief Operating Officer and Acting Chief Financial Officer(3)	2014	-	-	-	-	-	-

(1)	Prior to April 30, 2016, Zhou Deng Hua was Vice General Manager.
(2)	Prior to April 30, 2016, Zhiqi Zhang was CEO and Acting CFO.
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

Name & Address of	Office, If Applicable	Amount and	Percent of Class
Beneficial Owner(1)		Nature of
		Beneficial Ownership
Executive Officers
and Directors
Zhou Jian (2)	General Manager, Director	264,850,740	44.8%
Zhou Deng Hua	Chief Executive Officer,	101,831,136	17.2%
	Acting Chief Financial
	Officer
Zhiqi Zhang	General Counsel	0	0%
Global Select		(360,000,000)	10.2%
Advisors Ltd.
Lifang Zhao
Dong Chang Fu Qu Zheng,		52,691,675	8.9%
Jia Zhen Zhao JiaCun
236, Liao Cheng, SH-
252000, China
Executive officers and		366,681,876	62.9%
directors as a group

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

XIANGTIAN (USA) AIR POWER CO., LTD.

Date: April 18, 2017	By: /s/ Zhou Deng Hua
Name: Zhou Deng Hua
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Paul Kam Shing Chiu
Name: Paul Kam Shing Chiu
Title: Chief Financial Officer
(Principal Financial Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

XIANGTIAN (USA) AIR POWER CO., LTD.
(Registrant)

/s/ Zhou Deng Hua
Zhou Deng Hua
Director, Chief Executive Officer (Principal Executive
Officer)
Date: April 18, 2017

/s/ Paul Kam Shing Chiu
Paul Kam Shing Chiu
Chief Financial Officer (Principal Financial Officer)
Date: April 18,2017

/s/ Zhou Jian
Zhou Jian
Director
Date: April 18, 2017

Xiangtian (USA) Air Power Co., Ltd.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2016, 2015 AND 2014

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

/s/ Jimmy P. Lee, CPA PC
Astoria, NY
November 13, 2014 except for the effects of the restatement described in Note 4, as to which the date is September 4, 2015

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Balance Sheets
(Stated in US Dollars)

	July 31,	July 31,	July 31,
	2016	2015	2014
			(Restated)
ASSETS
Current assets
Cash and cash equivalence	$1,226,220	$502,029	$556,788
Accounts receivable	2,848,904	4,720,093	-
Other receivables	491,290	360,071	23,791
Advances to suppliers	4,594,299	5,173,680	7,490,564
Due from related parties	-	611,879	638,926
Inventory	2,080,853	1,463,856	1,142,726
Deferred tax asset	-	-	111,844
Costs in excess of billings	710,652	-	-
Other current asset	126,395	721,868	1,146,786
Total current assets	$12,078,613	$13,553,476	$11,111,425

Non-current assets
Property, plant and equipment, net	$4,520,735	$7,679,323	$6,779,256
Deposit for property, plant and equipment	178,617	90,826	1,590,581
Total non-current assets	4,699,352	7,770,149	8,369,837

Total assets	$16,777,965	$21,323,625	$19,481,262

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$4,851,630	$3,074,079	$327,759
Due to shareholders	-	18,954	18,934
Capital lease obligations - current	-	33,152	31,022
Due to director	414,876	417,770	430,928
Due to related parties	1,716,734	1,056,568	3,080,147
Advance from customers	620,814	451,962	120,649
Deferred tax liabilities	107,609	83,101	-
Other payables	234,791	459,337	28,102
Income tax payable	329,177	1,557	-
Billings in excess of costs	-	3,489,776	3,847,085
Total current liabilities	8,275,631	9,086,256	7,884,626

Non-current liabilities
Capital lease obligations - non-current	-	2,687,887	2,718,106
Total non-current liabilities	-	2,687,887	2,718,106

Total liabilities	$8,275,631	$11,774,143	$10,602,732

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 591,042,000 shares issued and outstanding	591,042	591,042	598,042
Additional paid-in capital	9,713,675	9,457,675	9,451,675
Subscription receivable	(310,000)	(310,000)	(317,000)
Deficit accumulated	(812,935)	(204,751)	(862,211)
Accumulated other comprehensive gain (loss)	(679,448)	15,516	8,024
Total stockholders’ equity	8,502,334	9,549,482	8,878,530
Total liabilities and stockholders’ equity	$16,777,965	$21,323,625	$19,481,262

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Statement of Operations and Comprehensive Income (Loss)
(Stated in US Dollars)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2016	2015	2014
			(Restated)
Revenue	10,839,955	20,772,028	-

Cost of sales	$9,642,803	$17,781,011	$-

Gross profit	$1,197,152	$2,991,017	$-

Operating expenses:
Selling expenses	24,184	21,912	5,479
General and administrative expenses	1,699,679	1,216,041	745,127
Total operating expenses	1,723,863	1,237,953	750,606

Income (loss) from operations	(526,711)	1,753,064	(750,606)
Other (expense) income	144,933	-
Interest expense	276	(178,661)	(44,909)
Other expense	-	(90)	-
Exchange gain	-	(13)	389
Total other income(expense), net	145,209	(178,764)	(44,520)
Net income (loss) before taxes	$(381,502)	$1,574,300	$(795,126)
Income tax expense	(226,682)	(916,840)	113,932
Net income (loss) after taxes	$(608,184)	$657,460	$(681,194)
Foreign currency translation adjustment	(694,964)	7,492	7,552
Comprehensive income (loss)	(1,303,148)	664,952	(673,642)
Net earnings (loss) per common share – basic and diluted	$(0.00)	$0.00	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	591,042,000	597,907,753	284,206,285

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from September 2, 2008 (Inception) through July 31, 2016
(Stated in US Dollars)

	Common Stock
			Additional				Other
		Par	Paid-in		Subscription	Deficit	Comprehensive
	Shares	Value	Capital		Receivable	Accumulated	Income (Loss)	Total

Balances, September 2, 2008 (inception)	-	$-	$-	$		$-	$-	$-
Common stock issued for cash	5,000,000	5,000	20,000		-	-	-	25,000
Net loss	-	-	-		-	(19,525)	-	(19,525)

Balances, July 31, 2009	5,000,000	5,000	20,000		-	(19,525)	-	5,475
Common stock issued for cash	3,000,000	3,000	27,000		-	-	-	30,000
Net loss	-	-	-		-	(24,141)	-	(24,141)

Balances, July 31, 2010	8,000,000	8,000	47,000		-	(43,666)	-	11,334
Net loss	-	-	-		-	(18,818)	-	(18,818)

Balances, July 31, 2011	8,000,000	8,000	47,000		-	(62,484)	-	(7,484)
Sale of Goa Excursion	-	-	20,460		-	-	-	20,460
Donated rent	-	-	1,500		-	-	-	1,500
Net loss	-	-	-		-	(30,944)	-	(30,944)
Donated rent

Balances, July 31, 2012	8,000,000	8,000	68,960		-	(93,428)	-	(16,468)
Donated rent	-	-	6,000		-	-	-	6,000
Contribution from shareholders	-	-	1,629,983		-	-	-	1,629,983
Other comprehensiv e income	-	-	-		-	-	472	472
Net loss	-	-	-		-	(87,589)	-	(87,589)

Balances, July 31, 2013	8,000,000	8,000	1,704,943		-	(181,017)	472	1,532,398
Common stock issued	317,000,000	317,00 0	-		(317,000)	-	-	-
Common stock issued for the acquisition of Sanhe	273,042,000	273,04 2	(273,042)		-	-	-	-
Contribution from shareholders	-	-	8,013,774		-	-	-	8,013,774
Donated rent	-	-	6,000		-	-	-	6,000
Other comprehensive income	-	-	-		-	-	7,552	7,552
Net loss	-	-	-		-	(681,194)	-	(681,194)

Balances, July 31, 2014 (Restated)	598,042,000	598,042	9,451,675		(317,000)	(862,211)	8,024	8,878,530
Donated rent	-	-	6,000		-	-	-	6,000

Cancellation of issued shares	(7,000,000)	(7,000)	-		7,000	-	-	-

Other comprehensive income	-	-	-		-	-	7,492	7,492
Net income	-	-	-		-	657,460	-	657,460

Balances, July 31, 2015	591,042,000	591,042	9,457,675		(310,000)	(204,751)	15,516	9,549,482
Donated rent	-	-	6,000		-	-	-	6,000

Contribution from shareholders	-	-	250,000		-	-	-	250,000
Other comprehensive income	-	-	-		-	-	(694,964)	(694,964)
Net income	-	-	-		-	(608,184)	-	(608,184)

Balances, July 31, 2016	591,042,000	591,02	9,713,675		(310,000)	(812,935)	(679,448)	8,502,334

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power C o., Ltd.
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	For the	For the		For the
	Year Ended	Year Ended		Year Ended
	July 31,	July 31,		July 31,
	2016	2015		2014
Cash flows from operating activities:
Net income (loss)	$(608,184)	$657,460		$(681,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	266,773	414,623		74,053
Allowance for doubtful accounts	60,242	-		-
Gain on termination of capital lease	(128,379)	-		-
Rent contributed by shareholders as paid-in capital	6,000	6,000		6,000
Changes in operating assets and liabilities:
Accounts receivable	1,758,079	(4,736,375)		-
Other receivables	43,289	(337,078)		(24,235)
Prepayment	485,715	2,438,844		(7,630,372)
Due from related party	583,124	(581,671)		-
Inventory	503,892	6,315,793		(9,825,555)
Deferred tax asset	-	113,932		(113,932)
Other current asset	594,895	422,426		(1,146,785)
Accounts payable and accrued liabilities	1,881,936	2,900,812		69,894
Other payables and tax payables	115,154	607,729		105,623
Advance from customers	(5,213,700)	(6,056,247)		12,052,437
Advance from shareholders	-	-		(50,165)
Deferred tax liability	26,832	83,388		-
Net cash provided by (used in) operating activities	375,668	2,249,636		(7,164,231)

Cash flows from investing activities:
Purchase of property and equipment	(91,814)	(63,234)		(5,792,087)
Loan repaid from/(made to) related parties	30,865	(32,319)		-
Loan repaid from/(made to) third parties	(185,190)	-		-
Net cash used in financing activities	(246,139)	(95,553)		(5,792,087)
Cash flows from financing activities:
Advances from /(Repayment to) related parties	671,461	(2,022,822)		3,046,744
Advances from/(Repayment to) director	(2,817)	(13,007)		421,665
Advances from shareholders	-	-		19,287
Capital contribution from shareholders	250,000	-		8,013,774
Net cash provided by (used in) financing activities	918,644	(2,035,829)		11,501,470

Effect of exchange rate change on cash	(323,982)	(173,013)		371,629

Net change in cash and cash equivalents	724,191	(54,759)		(1,083,219)

Cash and cash equivalents - beginning of period	502,029	556,788		$1,640,007

Cash and cash equivalents - end of period	$1,226,220	$502,029		556,788
			$

Supplemental disclosure of cash flow information			$
Interest paid	$-	$-		-
Income tax paid	$140,171	$426,616		-

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

The following financial statement amounts and balances of the VIE, which is established on August 6, 2014, were included in the accompanying consolidated financial statements as of July 31, 2016, 2015 and 2014 and for the years ended July 31, 2016, 2015 and 2014, respectively:

	July 31, 2016	July 31, 2015	July 31, 2014
Total assets	$16,566,891	$20,948,502	$26,927,076
Total liabilities	7,944,737	11,457,633	17,610,720

	For the year	For the year	For the year
	ended	ended	ended
	July 31,	July 31,	July 31,
	2016	2015	2014

Net income (loss)	$(263,796)	$165,029	$(455,727)

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of July 31, 2016, 2015 and 2014.

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

For the year ended July 31, 2016, percentage-of completion method is used for one contract which was not completed as of July 31, 2016. The gross revenue recognized under percentage-of completion method and completed-contract method are $874,510 and $9,997,255, respectively for the year ended July 31, 2016. For the year ended July 31, 2015, completed-contract method was used for all contracts. The gross revenue recognized under percentage-of completion method and completed-contract method are $0 and $20,829,309, respectively for the year ended July 31, 2015. For the year ended July 31, 2014, no project was completed.

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

For the purpose of presenting these financial statements of subsidiaries in PRC, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 6.6371, 6.2097 and 6.2164 as of July 31, 2016, July 31, 2015 and July 31, 2014, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 6.4798, 6.1884 and 6.1025 for the year ended July 31, 2016, July 31, 2015 and July 31, 2014, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

For the purpose of presenting these financial statements of the subsidiary in Hong Kong, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 7.7588, 7.7514 and 7.7497 as of July 31, 2016, July 31, 2015 and July 31, 2014, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 7.7595, 7.7536 and 7.7545 for the year ended July 31, 2016, July 31, 2015 and July 31, 2014, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at July 31, 2016, 2015 or 2014.

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

NOTE 4 – INVENTORIES

Inventories consist of the following:

	July 31,	July 31,	July 31,
	2016	2015	2014
Raw materials	$1,151,708	$365,248	$115,839
Accessory parts	929,145	848,887	635,708
Work in process	-	249,721	391,179
Total	$2,080,853	$1,463,856	$1,142,726

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	July 31,	July 31,	July 31,
	2016	2015	2014
Machinery equipment	$4,951,227	$5,275,080	$3,997,506
Computer and office equipment	53,933	56,558	59,316
Vehicle	69,339	74,111	38,558
Property under capital lease	-	2,759,547	2,756,573
Total property, plant and equipment	5,074,499	8,165,296	6,851,953
Less: accumulated depreciation	(553,764)	(485,973)	(72,697)
Total	$4,520,735	$7,679,323	$6,779,256

Total depreciation expenses for the years ended July 31, 2016, 2015 and 2014 were $266,773, $414,623 and $74,053, respectively. Depreciation relating to Contract work in progress for the years ended July 31, 2016, 2015 and 2014 were $201,666, $252,473 and $38,241, respectively, and depreciation relating to general and administrative expenses for the years ended July 31, 2016, 2015 and 2014 were $65,107, $162,150 and $35,812, respectively.

On August 1, 2015, the Company terminated the finance leasing with Sanhe Dong Yi Glass Machine Company Limited. The factory and office were returned to the lessor. The assets were no longer recorded as fixed assets, which lead to the decrease of Property, plant and equipment. The Company recognized $128,379 gain due to this termination.

NOTE 6 – BILLINGS IN EXCESS OF COSTS

Billings in excess of costs consist of the following:

	July 31, 2016	July 31, 2015	July 31, 2014
Costs incurred on uncompleted contracts	$853,787	$2,033,840	$7,863,873

Billings to date	(143,135)	(5,523,616)	(11,710,958)

	$710,652	$(3,489,776)	$(3,847,085)

Included in the accompanying balance sheets as follows:
Costs in excess of billings on uncompleted contracts	$710,652	$-	$-
Billings on uncompleted contracts in excess of costs	-	(3,489,776)	(3,847,085)

	$710,652	$(3,489,776)	$(3,847,085)

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

Due to related parties.

Prior to the incorporation of Sanhe, Kelitai Air Powered Machinery Co., Ltd. (“Kelitai”), a subsidiary of LuckSky Group, an entity owned by Zhou Deng Rong, former general manager and former majority shareholder of the Company, executed various purchase agreements (the “Agreements”) with Beijing Hengruier Machinery Company Limited (“Hengruier”) and made certain prepayments on behalf of the Company. On July 15, 2013, Kelitai, Hengruier and the Company executed a tripartite agreement to transfer the rights and obligations of the Agreements to the Company. The outstanding amounts due to related parties were $0, $0 and $1,242,198 (RMB 7,722,000) as of July 31, 2016, 2015 and 2014, respectively. These amounts were unsecured, non-interest bearing, and due on demand.

In May 2014, Sanhe entered into an agreement with Kelitai, to purchase some of Keizai’s fixed assets for the use in its own production. The total amount for the fixed assets and inventory was $1,261,872 (RMB 7,844,300) and Sanhe paid $47,265 (RMB 162,900) for equipment and $21,000 (RMB 130,919) for inventory. The outstanding amount due to related party – Kelitai – were $0, $0 and $1,235,667 (RMB 7,681,400) as of July 31, 2016, 2015 and 2014. The amount was unsecured, non-interest bearing, and due on demand.Sanhe leases its principal office, factory and dormitory from LuckSky Group in Sanhe City, Hebei Province. LuckSky Group is owned by Zhou Deng Rong, our former CEO and Zhou Jian, our General Manager and Chairman of the Board. The space in the office, factory and dormitory being leased are 1296, 5160 and 1200 square meters, respectively. The office and factory space are leased for a rent of $105,053 (RMB 697,248) per year and the dormitory is leased for a rent of $19,527 (RMB 129,600) per year. The leases expire in April 30, 2024 and are subject to renewal with a prior two-month written notice. LuckSky Group is in the process of obtaining the land use approval and ownership certificate of the leased building. As of July 31, 2016, 2015 and 2014, the lease payables to LuckSky Group were $280,304,$166,443 and $33,253, respectively.

Until August 1, 2015, Sanhe leased a second factory and office in Sanhe City from Sanhe Dong Yi Glass Machine Company Limited, which is owned by Zhou Deng Rong. A portion of this facility was used by Sanhe to demonstrate its products but the facility was primarily intended as a backup to the first facility in Sanhe City and/or for expansion. The factory and office are 4,748.96 square meters. The rent paid by Sanhe for the factory and the office was RMB1, 306,500 per year. As of July 31, 2016, 2015 and 2014, the lease payables to Sanhe Dong Yi Glass Machine Company Limited were $246,060, $262,996 and $52,542, respectively. On August 1, 2015, the two parties terminated the finance lease. As the Company no longer needs the factory and office, the assets were returned to the lessor effective August 1, 2015.

From time to time, Mr. Zhou Deng Rong prepaid some expenses for the company. As of July 31, 2016, 2015 and 2014, amounts due to related parties were as follows:

	July 31, 2016	July 31, 2015	July 31, 2014
Rental fees:
LuckSky Group	280,304	166,443	33,253
Sanhe Dong Yi (Capital lease payable)	$246,060	$262,996	$52,542

Purchase Fixed assets:
Kelitai	-	-	1,235,667

Borrowings:
LuckSky Group	-	-	1,242,198
Sanhe Dong Yi	-	-	160,865

Prepaid expenses on behalf of the company:
Kelitai	-	-	1,510
Zhou Deng Rong	1,190,370	627,129	354,112

Total	$1,716,734	$1,056,568	$3,080,147

Due to Shareholders

Since inception to April 2014, the Company’s shareholder has paid several employees’ salaries on behalf of the Company. On June 30, 2016 the shareholder announced to abandon his claim. As of July 31, 2016, 2015 and 2014, the amount due to shareholders was $0, $18,934 and $18,934, respectively.

Due to Directors

From time to time, the Company receives advances from its directors. As of July 31, 2016, 2015 and 2014, the Company received $414,876, $417,770 and $430,928, respectively. The Company used the funds for its operations. These advances are due on demand, unsecured and non-interest bearing.

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

The outstanding amount was $92,134, $62,846 and $22,098 for the year ended July 31, 2016, 2015 and 2014, respectively.

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

NOTE 11 - INCOME TAXES

United States

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at July 31, 2016, 2015 and 2014 as follows:

	2016	2015	2014
Deferred tax assets:
Net operating losses	$228,278	$78,278	$170,552

Total deferred tax assets	228,278	78,278	170,552
Less: valuation allowance	(228,278)	(78,278)	(170,552)

Deferred tax assets, net	$-	$-	$-

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

            1)        Luck Sky Shenzhen

For the years ended July 31, 2016, 2015 and 2014, Luck Sky Shenzhen had $432,088 and $963,727 in net income before tax and $6,283 in net operating loss, respectively. Income tax expense were$108,022 and $239,383 income tax expenses were 2016 and 2015, respectively.

            2)        Sanhe

For the year ended July 31, 2016, Sanhe had $145,136 net loss before tax. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 25% of significant items comprising the net deferred tax amount is at July 31, 2016, 2015 and 2014 as follows:

	2016	2015	2014
Deferred tax assets:
Net operating losses	$-	$-	$111,844

Total deferred tax assets	-	-	111,844
Less: valuation allowance	-	-	-

Deferred tax assets, net	$-	$-	$111,844

Deferred tax liabilities:
Timing differences of revenue recognition	$107,609	$83,101	$-

Total deferred tax liabilities	107,609	83,101	-

Significant components of income tax expense for the years ended July 31, 2016, 2015 and 2014 are as follows

	For the	For the	For the
	year	year	year
	ended	ended	ended
	July 31,	July 31,	July 31,
	2016	2015	2014
Current tax expense	$196,099	$833,452	$-
Deferred tax expense	30,583	83,388	-
Benefits of operating loss carryforwards	-	-	(113,932)
Tax expense (benefit)	$226,682	$916,840	$(113,932)

Reconciliation of Effective Income Tax Rate

					For the
	For the year		For the year		year
	ended		ended		ended
	July 31,		July 31,		July 31,
	2016		2015		2014
Statutory U.S. tax rate	34.00%		34.00%		34.00%
PRC Statutory Tax Rate	25.00%		25.00%		25.00%
HK Statutory Tax Rate	15.00%		15.00%		15.00%
Less: Valuation Allowance	(92.85%	)	(45.44%	)	(59.67%	)
Nondeductible/nontaxable items	(40.57%	)	29.40%		-
Tax expense (benefit)	(59.42%	)	57.96%		14.33%

Reconciliation of Effective Income Tax Expense

			For the
	For the year	For the year	year
	ended	ended	ended
	July 31,	July 31,	July 31,
	2016	2015	2014
Statutory U.S. tax rate	$(228,278)	$(78,278)	$(170,552)
PRC Statutory Tax Rate	71,923	451,874	(113,932)
HK Statutory Tax Rate	(185)	(252)	(675)
Less: Valuation Allowance	228,463	464,966	171,227
Nondeductible/nontaxable items	154,759	75,530	-
Tax expense (benefit)	$226,682	$916,840	$(113,932)

NOTE 12. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of July 31, 2016, 2015 and 2014, the Company has a capital commitment of $9,247,569, $17,697,627 and $27,777,872, respectively.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory as of July 31, 2016 are payable as follows:

Year ending July 31, 2017	124,580
Year ending July 31, 2018	124,580
Year ending July 31, 2019	124,580
Year ending July 31, 2020	124,580
After 2020	467,174
Total	$965,494

Rental expense of the Company for the year ended July 31, 2016, 2015 and 2014 were $127,835, $344,736 and $89,760, respectively.

Credit risk

Cash deposits with banks are held in financial institutions in China, which are not federally insured deposit protection. Accordingly, the Company has a concentration of credit risk related to these uninsured bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Contingencies

On September 23, 2013, the Company issued 60,000,000 shares of restricted common stock at $0.001 per share to Mr. Roy Thomas Phillips, who was then a consultant to the Company and later served as the acting CFO of the Company beginning July 29, 2014, and two other non-related parties, obtained a total of 7,000,000 shares of restricted common stock. The shares were issued in contemplation of a secondary offering. The Company takes the position that these shares should be cancelled since no secondary offering was consummated. The Company is taking steps to have these shares canceled. The Company valued the 67,000,000 shares of common stock issued at $67,000 as there was no market for the Company’s common stock and it has limited or no trading; and there is thought to be minimal value in the Company at the time of issuance, therefore the par value is thought to match the assumed market price of the Company’s common stock which is at $0.001 per share. The issuance of these securities could result in further dilution to the Company’s stockholders which effects the earnings (loss) per share amount of the Company. The Company might incur additional expenses to have these shares canceled. On July 24, 2015, 7,000,000 shares issued to two other non-related parties were cancelled. For the year ended July 31, 2016, the dilutive effect of not canceling the 60,000,000 shares is incorporated in the consolidated financial statements as the Company recorded such shares as issued and outstanding. The loss per share remained $0.00 with the tive effect of not canceling such shares. If the shares are not voluntarily returned for cancellation, the Company will need to commence litigation in Delaware to obtain a judgment to cancel the shares for lack of consideration. At this time, the Company is unable to estimate the cost such litigation if it takes place.