Form 10-Q/A
period 2017-01-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2017-04-18
CIK 1472468

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

Explanatory Note

Xiangtian (USA) Air Power Co., Ltd. (together with its subsidiaries, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this amendment (this “Amendment” or “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2017, originally filed on March 13, 2017 (the “Original Form 10-Q”). For the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10- Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring subsequent to the date of the Original Form 10-Q.

Items Amended by this Filing

Specifically, the following items included in the Original Form 10-Q are amended by this Amendment:

  Part I, Item 1, Notes to Condensed Consolidated Financial Statements (Unaudited), with respect to Capital Commitments in Note 12

  Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, with respect to the Liquidity and Capital Resources

PART I. FINANCIAL INFORMATION

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

NOTE 12. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Capital Commitments

The capital commitments are mainly related to the future payments to suppliers. As of January 31, 2017 and July 31, 2016, the Company has a capital commitment of $17,258,529 and $9,247,569, respectively. The increase of capital commitments was caused by the increase of principal projects from 13 to 21. Funds will be generated from the customers in line with the projects' construction progress, and will be used to pay for our capital commitments.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

As of January 31, 2017 and July 31, 2016, the total advance from customers were as below:

	January 31,	July 31,
	2017	2016
	(Unaudited)
Projects under construction:
Costs incurred on uncompleted contracts	2,535,481	853,787
Billings to date (1)	(2,845,800)	(143,135)
	(310,319)	710,652
Included in the accompanying balance sheets as follows:
Costs in excess of billings on uncompleted contracts	1,622,410	710,652
Billings on uncompleted contracts in excess of costs	(1,932,729)	-
	(310,319)	710,652
Projects not started, included in the accompanying balance sheets as follows:
Advance from customers (2)	(123,531)	(620,814)

Total advance received from customer (1)+(2)	(2,969,331)	(763,949)

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

Date: April 18, 2017

By: /s/ Paul Kam Shing Chiu
Chief Financial Officer
(Principal Financial Officer)

Date: April 18 , 2017