Form 10-K/A
period 2016-07-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2017-06-07
CIK 1472468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended July 31, 2016

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

DOCUMENTS INCORPORATED BY REFERENCE

None

2.

Explanatory Note

Xiangtian (USA) Air Power Co., Ltd. (together with its subsidiaries, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to amend its Annual Report on Form 10-K for the fiscal year ended July 31, 2016 (the “Form 10-K”), as originally filed with the Securities and Exchange Commission (the “Commission”) on October 31, 2016 (the “Original Form 10-K”), and as amended by Amendment No. 1 filed with the Commission on April 18, 2017 (“Amendment No. 1”).

For the convenience of the reader, this report on Form 10-K/A restates in its entirety, as amended, our Form 10-K and Amendment No.1. This report on Form 10- K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring subsequent to the date of the Original Form 10-K.

Items Amended by this Filing

The following items included in the Amendment No.1 are amended by this Amendment:

•	Part II, Item 6, Selected Financial Data,

•	Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations with respect to results of operations,

We have also updated the signature page, and the certifications of our Principal Executive Officer and Principal Financial Officer in Exhibits 31 and 32.

Xiangtian (USA) Air Power Co., Ltd.

FORM 10-K

For the Year Ended July 31, 2016

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

Three smaller projects in Shandong and one project in each of Zhejiang and Heilongjiang provinces use PV panels with our proprietary technology to enhance production from PV panels. Our project in Dezhou, Shandong province with a capacity of two megawatts was completed in July 2015 and is awaiting certification from the National Grid to be connected to the National Grid. Our project in Weihai with a capacity of one megawatt was completed in February 2015. We generated initial revenue of $1,133,522 as of April 30, 2015 as a result of completion of Weihai project, and as of July 31, 2015, we have received payments with respect to the project in Dezhou, Shandong province of $1.98 million (RMB 12.3 million). The projects in Zhejiang and Heilongjiang provinces, have capacities of 150 KW and 1000 KW respectively, and the Zhejiang project was completed during the fiscal year ended July 31 2016 and the Heilongjiang project was completed in September, 2016.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

            The following selected consolidated financial data below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements, the accompanying notes and other financial information included in this Form 10-K/A. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and the accompanying notes included in this Form 10-K/A.

            The consolidated statements of operations data for the years ended July 31, 2016, 2015, and 2014 and the consolidated balance sheets data as of July 31, 2016, 2015, and 2014 are derived from our audited consolidated financial statements included in this Form 10-K/A. The consolidated statements of operations data for the years ended July 31, 2013 and 2012 and the consolidated balance sheets data as of July 31, 2013 and 2012 are derived from our audited consolidated financial statements not included in this Form 10-K/A, which are stated on a basis consistent with our audited consolidated financial statements included herein. Our historical results are not necessarily indicative of the results that may be expected in any future period.

		Year Ended July 31,
	2016	2015	2014	2013	2012

Consolidated statement of operations data:
Revenue	10,839,955	20,772,028	-	-	-
Cost of revenue	9,642,803	17,781,011	-	-	-
Gross profit	1,197,152	2,991,017	-	-	-
Operating expenses	1,723,863	1,237,953	750,606	87,589	30,551
Net loss	(608,184)	657,460	(681,194)	(87,589)	(30,944)
Net (loss) income per share attributable to common stockholders:
Basic	$0.00	$0.00	$(0.00)	$(0.01)	$(0.00)

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

Operating Expenses

            For the year ended July 31, 2016, we incurred total operating expenses in the amount of $1,723,863, which was mainly comprised of selling expenses of $24,184, professional fees of $657,045, salary expenses of $501,294, rental fees of $133,835, accounts receivable impairment loss of $60,242 and general and administrative expenses of $347,263. For the year ended July 31, 2015, we incurred total operating expenses in the amount of $1,237,953, which was mainly comprised of selling expenses of $21,912, professional fees of $318,848, salary expenses of $477,696, rental fees of $144,361 and general and administrative expenses of $275,136. The substantial increase of $485,910, or 39% in 2016 was primarily due to an increase of $338,197 in professional expense (including an increase in the audit fee by $20,000, corporate consulting fee by $181,751, legal fees by $103,291, and consultancy fees related to reporting obligations by $33,155, respectively) and an accrued accounts receivable impairment loss of $60,242.

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

Name & Address of	Office, If Applicable	Amount and	Percent of Class
Beneficial Owner(1)		Nature of
		Beneficial Ownership
Executive Officers
and Directors
Zhou Jian (2)	General Manager, Director	264,850,740	44.8%
Zhou Deng Hua	Chief Executive Officer,	101,831,136	17.2%
	Acting Chief Financial
	Officer
Zhiqi Zhang	General Counsel	0	0%
Global Select		60,000,000	10.2%
Advisors Ltd. (3)
Lifang Zhao
Dong Chang Fu Qu Zheng,		52,691,675	8.9%
Jia Zhen Zhao JiaCun
236, Liao Cheng, SH-
252000, China
Executive officers and		366,681,876	62.9%
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

XIANGTIAN (USA) AIR POWER CO., LTD.

Date: June 7, 2017	By: /s/ Zhou Deng Hua
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
Date: June 7, 2017

/s/ Paul Kam Shing Chiu
Paul Kam Shing Chiu
Chief Financial Officer (Principal Financial Officer)
Date: June 7, 2017

/s/ Zhou Jian
Zhou Jian
Director
Date: June 7, 2017

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

We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States) Xiangtian (USA) Air Power Co., Ltd and Subsidiaries’ internal control over financial reporting as of July 31, 2016, based on criteria establish in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 24, 2016, expressed a disclaimer of opinion.

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

The reason for selecting completed-contract method is (a) The Company’s contract's duration is less than one year and financial position and results of operations would not vary materially from those resulting from use of the percentage-of completion method. (b) Reasonably dependable estimate cannot be made due to nature of contracts. Accordingly, revenue is recognized upon the completion of the construction, provided persuasive evidence of an arrangement exists, title and risk of loss has transferred, the fee is fixed and determinable, and collection is reasonably assured. We provide for any loss that we expect to incur on these contracts when that loss is probable.

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

            1)        Luck Sky Shen Zhen

For the years ended July 31, 2016, 2015 and 2014, Luck Sky Shen Zhen had $432,088 and $963,727 in net income before tax and $6,283 in net operating loss, respectively. Income tax expense were$108,022 and $239,383 income tax expenses were 2016 and 2015, respectively.

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