Form 10-Q/A
period 2017-01-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2017-06-07
CIK 1472468

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

Explanatory Note

Xiangtian (USA) Air Power Co., Ltd. (together with its subsidiaries, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment No. 2”) to its Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2017, originally filed with the Securities and Exchange Commission (the “Commission”) on March 13, 2017 (the “Original Form 10-Q”), and as amended by Amendment No. 1 filed with the Commission on April 18, 2017 (“Amendment No. 1).

Items Amended by this Filing

The following item included in the Amendment No.1 are amended by this Amendment:

  Part I, Item 4, Controls and Procedures

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of material weaknesses, our disclosure controls and procedures as of January 31, 2017 were not effective.

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

Date: June 7, 2017

By: /s/ Paul Kam Shing Chiu
Chief Financial Officer
(Principal Financial Officer)

Date: June 7, 2017