Form 10-Q
period 2017-04-30
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2017-06-09
CIK 1472468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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
Yes [  ]           No [X]

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 591,042,000 shares of common stock, $0.001 par value outstanding on June 5, 2017. The registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Balance Sheets
(Stated in US Dollars)

	April 30,	July 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalence	$191,279	$1,226,220
Accounts receivable	1,552,477	2,848,904
Other receivables	15,877	491,290
Advances to suppliers	3,539,296	4,594,299
Due from related parties	72,569	-
Due from director	145,138	-
Inventory	3,291,950	2,080,853
Costs in excess of billings	1,172,900	710,652
Other current asset	507,539	126,395
Total current assets	$10,489,025	$12,078,613

Non-current assets
Property, plant and equipment, net	$4,290,367	$4,520,735
Deposit for property, plant and equipment	2,030,312	178,617
Total non-current assets	6,320,679	4,699,352

Total assets	$16,809,704	$16,777,965

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$5,176,910	$4,851,630
Due to director	415,652	414,876
Due to shareholder	84,180	-
Due to related parties	2,333,015	1,716,734
Advance from customers	117,126	620,814
Deferred tax liabilities	16,437	107,609
Other payables	293,281	234,791
Income tax payable	415,633	329,177
Net Advance billings	897,191	-
Total current liabilities	9,749,425	8,275,631

Total liabilities	$9,749,425	$8,275,631

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 591,042,000 shares issued and outstanding	591,042	591,042
Additional paid-in capital	9,718,175	9,713,675
Subscription receivable	(310,000)	(310,000)
Accumulated deficit	(1,893,532)	(812,935)
Accumulated other comprehensive loss	(1,045,406)	(679,448)
Total stockholders’ equity	7,060,279	8,502,334
Total liabilities and stockholders’ equity	$16,809,704	$16,777,965

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Statement of Operations and Comprehensive Loss
(Stated in US Dollars)
(Unaudited)

	For the	For the	For the	For the
	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	April 30,	April 30,	April 30,	April 30,
	2017	2016	2017	2016
Revenue	3,276,810	8,940,206	4,329,466	9,009,326

Cost of sales	$2,765,087	$7,957,023	$3,670,799	8,020,566

Gross profit	$511,723	$983,183	$658,667	988,760

Operating expenses:
Selling expenses	5,337	6,668	23,527	16,015
General and administrative expenses	544,865	401,734	1,712,892	1,027,521
Total operating expenses	550,202	408,402	1,736,419	1,043,536

(Loss) gain from operations	(38,479)	574,781	(1,077,752)	(54,776)
Other (expenses) income
Interest income	116	136	1,154	136
Other expenses	-	-	(53)	-
Non-operating income (expense)	1,079	(767)	7,496	135,296
Exchange gain (loss)	-	8	-	(17,910)
Total other income (expenses), net	1,195	(623)	8,597	117,522

Net (loss) income before taxes	$(37,284)	574,158	(1,069,155)	62,746

Income tax expenses	(71,372)	(295,439)	(11,442)	(222,361)

Net (loss) income after taxes	$(108,656)	278,719	(1,080,597)	(159,615)

Foreign currency translation adjustment	(20,679)	151,172	(365,958)	(420,880)

Comprehensive (loss) income	(129,335)	429,891	(1,446,555)	(580,495)

Net (loss) income per common share – basic and diluted	$(0.00)	$0.00	$(0.00)	(0.00)

Weighted average number of common shares outstanding - basic and diluted	591,042,000	591,042,000	591,042,000	591,042,000

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Statements of Cash Flows
(Stated in US Dollars)
(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	April 30,	April 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,080,597)	$(159,615)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	214,664	201,090
Rent contributed by shareholders as paid-in capital	4,500	4,500
Gain on termination of capital lease	-	(129,159)
Changes in operating assets and liabilities:
Accounts receivable	1,348,286	(1,445,208)
Other receivables	311,056	(164,202)
Prepayment	1,127,376	805,207
Inventory	(1,788,872)	2,233,930
Due from related party	-	(117,041)
Other current asset	(383,728)	606,446
Accounts payable and accrued liabilities	267,203	2,745,623
Other payables and tax payables	139,164	341,447
Advance billings on contracts	517,312	(5,668,290)
Deferred tax liability	(93,601)	(83,388)
Net cash provided by (used in) operating activities	582,763	(828,660)

Cash flows from investing activities:
Purchase of property and equipment	(1,887,453)	(98,250)
Repayment of loan made to related parties	-	31,053
Repayment of loan made to third parties	176,105	-
Net cash used in investing activities	(1,711,348)	(67,197)

Cash flows from financing activities:
Advances from related parties	611,281	392,061
Advances from director	1,799	1,327
Loan made to director	(146,754)	-
Advances from shareholders	85,118	250,000
Net cash provided by financing activities	551,444	643,388

Effect of exchange rate change on cash	(457,800)	(205,007)

Net change in cash and cash equivalents	(1,034,941)	(457,476)

Cash and cash equivalents - beginning of period	1,226,220	502,029

Cash and cash equivalents - end of period	$191,279	$44,553

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

The following financial statement amounts and balances of the VIE, which is established on August 6, 2014, were included in the accompanying consolidated financial statements as of April 30, 2017 and July 31, 2016 and for the nine months ended April 30, 2017 and 2016, respectively:

	April 30,	July 31,
	2017	2016
	(Unaudited)
Total assets	$16,523,294	$16,566,891
Total liabilities	9,051,307	7,944,737

	For the nine	For the nine
	months	months
	Ended	ended
	April 30,	April 30,
	2017	2016
	(Unaudited)	(Unaudited)
Net loss	$842,907	$223,651

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of April 30, 2017 and July 31, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Advances to suppliers

Advances to suppliers consist of the prepayment for inventories, including PV panels, storage tanks and other accessory parts.

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

For the purpose of presenting these financial statements of subsidiaries in PRC, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 6.8900 and 6.6371 as of April 30, 2017 and July 31, 2016, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 6.8141 and 6.4407 for the nine months ended April 30, 2017 and April 30, 2016. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

For the purpose of presenting these financial statements of subsidiaries in Hong Kong, PRC, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 7.7779 and 7.7588 as of April 30, 2017 and July 31, 2016, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 7.7599 and 7.7591 the nine months ended April 30, 2017 and April 30, 2016, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at April 30, 2017 or April 30, 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (modified retrospective method). We are currently assessing the impact to our consolidated financial statements, and have not yet selected a transition approach.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update provide guidance on the following eight specific cash flow issues. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash”(“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which are currently recognized in Other financing activities, on the Statements of Consolidated Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to sum to the total shown in the Statements of Consolidated Cash Flows. The Company anticipates adopting this new guidance effective January 1, 2018. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since its inception resulting in an accumulated deficit of $1,893,532 as of April 30, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of the following:

	April 30,	July 31,
	2017	2016
	(Unaudited)
Advances to suppliers	$3,539,296	$4,594,299

NOTE 5 – INVENTORIES

Inventories consist of the following:

	April 30,	July 31,
	2017	2016
	(Unaudited)
Raw materials	$2,266,001	$1,151,708
Accessory parts	767,021	929,145
Contracts work in progress	258,928	-
Total	$3,291,950	$2,080,853

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	April 30,	July 31,
	2017	2016
	(Unaudited)
Machinery equipment	$4,903,364	$4,951,227
Computer and office equipment	65,948	53,933
Vehicle	66,793	69,339
Total property, plant and equipment	5,036,105	5,074,499
Less: accumulated depreciation	(745,738)	(553,764)
Total	$4,290,367	$4,520,735

Total depreciation expenses for the nine months ended April 30, 2017 and 2016 were $214,664 and $201,090, respectively. Depreciation relating to Contract work in progress for the nine months ended April 30, 2017 and 2016 were $15,685 and $182,565, respectively, and depreciation relating to general and administrative expenses for the nine months ended April 30, 2017 and 2016 were $198,979 and $18,525, respectively.

NOTE 7 – BILLINGS IN EXCESS OF COSTS

Billings in excess of costs consist of the following:

	April 30,	July 31,
	2017	2016
	(Unaudited)
Costs incurred on uncompleted contracts	$1,444,069	$853,787

Billings to date	(1,168,360)	(143,135)

	$275,709	$710,652

Included in the accompanying balance sheets as follows:
Costs in excess of billings on uncompleted contracts	$1,172,900	$710,652
Billings on uncompleted contracts in excess of costs	(897,191)	-

	$275,709	$710,652

NOTE 8 - RELATED PARTY TRANSACTIONS

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

On July 26, 2016, Sanhe entered into a construction project agreement of 3MW PV panel installations with Xianning Lucksky. As of July 31, 2016, the project was not started. As of April 30, 2017, the project was completed and $2,822,199 of revenue and $2,366,177 of cost of sales were recognized.

On July 26, 2016, Sanhe entered into a construction project agreement of 4MW PV panel installations with Xianning Lucksky. As of April 30, 2017, the accumulated cost on the construction project was $169,572 and the accumulated billing was $1,066,763.

On July 7, July 28 and August 5, 2016, Sanhe entered into three construction project agreements for 93KW, 365KW and 75KW PV panel installations with Sanhe Liguang Kelitai Equipment Ltd (“Sanhe Keilitai”)., Sanhe Keilitai is majority (95%) owned by Zhou Jian, our Chairman of the Board. As of April 30, 2017, the accumulated costs on the construction projects were $32,656, $68,974 and $67,126 and the accumulated billings were $18,109, $68,974 and $14,514 respectively.

Sanhe has been working on a construction project for Xianning Lucksky, which agreed to reimburse Sanhe for the cost of the project. As of April 30, 2017, the project was completed and $90,310 of revenue and $80,617 of cost of sales were recognized.

Due from related parties

On January 19, 2017, Luck Sky Shen Zhen entered into a loan agreement with Sanhe Keilitai with an amount of $72,569 at 0.45% interest rate per month. The due date is July 19, 2017. The interest income for the nine months ended April 30, 2017 was $1,112.

Due from director

On January 19, 2017, Luck Sky Shen Zhen entered into two loan agreements with Zhou Jian with a total amount of $145,138. The due date is July 19, 2017 and non-interest bearing.

Due to related parties

Sanhe leases its principal office, factory and dormitory from LuckSky Group in Sanhe City, Hebei Province. LuckSky Group is owned by Zhou Deng Rong, our former CEO and Zhou Jian, our General Manager and Chairman of the Board. The space in the office, factory and dormitory being leased are 1296, 5160 and 1200 square meters, respectively. The office and factory space are leased for a rent of $102,855 (RMB 697,248) per year and the dormitory is leased for a rent of $19,118 (RMB 129,600) per year. The leases expire in April 30, 2024 and are subject to renewal with a prior two-month written notice. LuckSky Group is in the process of obtaining the land use approval and ownership certificate of the leased building. As of April 30, 2017 and July 31, 2016, the lease payables to LuckSky Group were $360,021 and $280,304, respectively.

Until August 1, 2015, Sanhe leased a second factory and office in Sanhe City from Sanhe Dong Yi Glass Machine Company Limited, which is owned by Zhou Deng Rong. A portion of this facility was used by Sanhe to demonstrate its products but the facility was primarily intended as a backup to the first facility in Sanhe City and/or for expansion. The factory and office are 4,748.96 square meters. The rent paid by Sanhe for the factory and the office was RMB1, 306,500 per year. As of April 30, 2017 and July 31, 2016, the rental fee accrued but unpaid under the leases from LuckSky Group and Sanhe Dong Yi were $237,028 and $246,060, respectively. On August 1, 2015, the two parties terminated the finance leasing. As the Company no longer needs the factory and office, the assets were returned to the lessor effective August 1, 2015.

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

On January 26, 2017, Xianning Lucksky lent $21,771 to Xianning Xiangtian. The Company used the funds for its operations. These advances are due on demand, unsecured and non-interest bearing.

From November 2016, Xianning Lucksky prepaid $18,902 expenses for Xianning Xiangtian. From time to time, Mr. Zhou Deng Rong prepaid some expenses for the Company. As of April 30, 2017 and July 31, 2016, amounts due to related parties were as follows:

	April 30,	July 31,
	2017	2016
	(Unaudited)
Rental fees:
LuckSky Group	360,021	280,304
Sanhe Dong Yi (Capital lease payable)	237,028	246,060
Xianning Lucksky	60,453	-

Prepaid expenses on behalf of the company:
Zhou Deng Rong	1,634,840	1,190,370
Xianning Lucksky	18,902	-

Borrowings:
Xianning Lucksky	$21,771	$-

Total	$2,333,015	$1,716,734

Due to Directors

From time to time, the Company receives advances from its directors. As of April 30, 2017 and July 31, 2016, the Company received $415,652 and $414,876, respectively. The Company used the funds for its operations. These advances are due on demand, unsecured and non-interest bearing.

Due to Shareholders

From time to time, the Company receives advances from its shareholder, Zhou Deng Rong. As of April 30, 2017 and July 31, 2016, the Company received $84,180 and $0, respectively. The Company used the funds for its operations. These advances are due on demand, unsecured and non-interest bearing.

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

The outstanding amount was $127,279 and $92,134 as of April 30, 2017 and July 31, 2016, respectively.

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

NOTE 12 - INCOME TAXES

United States

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is at April 30, 2017 and July 31, 2016 as follows:

	April 30,	July 31, 2016
	2017
	(Unaudited)
Deferred tax assets:
Net operating losses	$377,676	$228,278

Total deferred tax assets	377,676	228,278
Less: valuation allowance	(377,676)	(228,278)

Deferred tax assets, net	$-	$-

As of April 30, 2017, for U.S. federal income tax reporting purposes, the Company has approximately $1,110,812 of unused net operating losses (“NOLs”) available for carry forward to future years. The benefit from the carry forward of such NOLs will begin expiring during the year ended July 31, 2029. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

Hong Kong

The Company’s subsidiaries established in HKSAR are subject to Hong Kong Profits Tax. However, these subsidiaries did not earn any income derived in Hong Kong from its date of incorporation to April 30, 2017, and therefore were not subject to Hong Kong Profits Tax.

PRC

The Company’s subsidiaries established in PRC are subject to income tax rate of 25%.

1)	Luck Sky Shen Zhen

For the nine months ended April 30, 2017 and 2016, Luck Sky Shen Zhen had $141,353 and $370,215 in net profit, $47,118 and $92,553 income tax was accrued accordingly.

2)	Sanhe

For the nine months ended April 30, 2017, Sanhe and Xianning Xiantian had $842,907 in net loss. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The cumulative tax effect at the expected rate of 25% of significant items comprising the net deferred tax amount is at April 30, 2017 and July 31, 2016 as follows:

	April 30,	July 31, 2016
2017
(Unaudited)
Deferred tax assets:	-	-
Net operating losses	$-	$-

Total deferred tax assets
Less: valuation allowance	-	-

Deferred tax assets, net	$-	$-
Deferred tax liabilities:
Timing differences of revenue recognition	$16,437	$107,609

Total deferred tax liabilities	16,437	107,609

Significant components of income tax expense for the nine months ended April 30, 2017 and 2016

	For the Nine	For the Nine
	months	months
	Ended	ended
	April 30,	April 30,
	2017	2016
	(Unaudited)	(Unaudited)
Current tax expense	$99,636	$302,482
Deferred tax expense	(88,194)	(80,121)
Tax expense (benefit)	$11,442	$222,361

Reconciliation of Effective Income Tax Rate

	For the Nine		For the Nine
	months		months
	ended		ended
	April 30,		April 30,
	2017		2016
	(Unaudited)		(Unaudited)
Statutory U.S. tax rate	34.00%		34.00%
PRC Statutory Tax Rate	25.00%		25.00%
HK Statutory Tax Rate	15.00%		15.00%
Permanent Difference	(8.12%	)	178.91%
Less: Valuation Allowance	(75.20%	)	101.47%
Deferred Tax	8.25%		-
Tax expense (benefit)	(1.07%	)	354.38%

NOTE 13. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Capital Commitments

The capital commitments are mainly related to the future payments to suppliers. As of April 30, 2017 and July 31, 2016, the Company has a capital commitment of $15,764,399 and $9,247,569, respectively. The increase of capital commitments was caused by the increase of principal projects from 13 to 25. Funds will be generated from the customers in line with the projects' construction progress, and will be used to pay for our capital commitments.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory as of April 30, 2017 are payable as follows:

Year ending July 31, 2017	50,153
Year ending July 31, 2018	200,611
Year ending July 31, 2019	120,007
Year ending July 31, 2020	120,007
After 2020	450,026
Total	$940,804

Rental expense of the Company for the nine months ended April 30, 2017 and 2016 were $152,134 and $96,284, respectively.

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

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated Financial Statement of the Company for the three-month and nine-month period ended April 30, 2017 and 2016 and related notes thereto.

Three-month period ended April 30, 2017 compared to three-month period ended April 30, 2016

Revenue

We have recognized $3,276,810 and $8,940,206 in revenue for the three months ended April 30, 2017 and 2016. The project of 3MW PV panel installations in Hubei and a couple of small projects were completed in this period. The project in Xianning, Hubei Province and another three projects were completed during the three-month period ended April 30, 2016. The decrease was because projects with bigger capacity were completed during the comparison period.

Cost of Sales

We have recognized $2,765,087 and $7,957,023 cost of revenue for the three months ended April 30, 2017 and 2016. The costs were in line with the revenue.

Gross Profit

Gross profit was $511,723 for the three months ended April 30, 2017, compared to $983,183 for the three months ended April 30, 2016.

Operating Expenses

For the three months ended April 30, 2017, we have incurred total operating expenses in the amount of $550,202, which mainly comprised selling expenses of $5,337, professional expenses of $175,223, salary expenses of $227,819, rental fees of $50,642, depreciation expenses of $59,621 and general and administrative expenses totaling $31,560. For the three-month period ended April 30, 2016, we incurred total operating expenses in the amount of $408,402, which mainly comprised of selling expenses of $6,668, professional expenses of $190,364, salary expenses of $162,186, rental fees of $33,241 and general and administrative expenses totaling $15,943. The increase in operating expenses by $141,800, or 34.7%, was primarily due to the increase amounts of salary and depreciation expenses for a larger scale of operations in Sanhe and its subsidiary Xianning Xiangtian.

Nine-month period ended April 30, 2017 compared to nine-month period ended April 30, 2016

Revenue

We have recognized $4,329,466 and $9,009,326 in revenue for the nine months ended April 30, 2017 and 2016. The project of 3MW PV panel installations in Hubei and a couple of small projects were completed in this period. The project in Xianning, Hubei Province and another three projects were completed during the three-month period ended April 30, 2016. The decrease was because projects with bigger capacity were completed during the comparison period.

Cost of Sales

We have recognized $3,670,799 and $8,020,566 cost of revenue for the nine months ended April 30, 2017 and 2016. The increase in cost of sales is due to increase in sales.

Gross Profit

Gross profit was $658,667 for the nine months ended April 30, 2017, compared to $988,760 for the nine months ended April 30, 2016.

Operating Expenses

For the nine months ended April 30, 2017, we incurred total operating expenses in the amount of $1,736,419, which mainly comprised selling expenses of $23,527, professional expenses of $434,580, salary expenses of $643,777, rental fees of $116,796, depreciation expenses of $198,869 and general and administrative expenses totaling $318,870. For the nine-month period ended April 30, 2016, we incurred total operating expenses in the amount of $1,043,536, which mainly comprised of selling expenses of $16,015, professional expenses of $371,230, salary expenses of $350,313, rental fees of $100,784, depreciation expenses of $18,409 and general and administrative expenses totaling $186,785. The increase in operating expenses by $692,883, or 66.4%, was primarily due to the increase amounts of salary and depreciation expenses for a larger scale of operations in Sanhe and its subsidiary Xianning Xiangtian.

Liquidity and Capital Resources

As of April 30, 2017, we had a cash balance of $191,279. During the nine months ended April 30, 2017, net cash provided by operating activities totaled $582,763. Net cash used in investing activities totaled $1,711,348. Net cash provided by financing activities during the period totaled $551,444. The resulting change in cash for the period was a decrease of $1,034,941, which was primarily due to cash outflow to purchase inventory and fixed assets, albeit we had a cash inflow from related parties and customers.

As of April 30, 2016, we had a cash balance of $44,553. During the nine-month period ended April 30, 2016, net cash used in operating activities totaled $828,660. Net cash used in investing activities totaled $67,197. Net cash provided by financing activities during the period totaled $643,388. The change in the use of net cash for the period was a decrease of $457,476, which was primarily due to a decline in cash outflow of prepayment and purchasing inventory coupled with a decline in cash inflow of the amounts due from customers, accounts receivable.

As of April 30, 2017, we had current liabilities of $9,749,425, which was mainly comprised of accounts payable and accrued liabilities of $5,176,910, amount due to directors of $415,652, amount due to shareholders of $84,180, amount due to related parties of $2,333,015, advance from customers of $117,126, deferred tax liabilities of $16,437, other payables of $293,281, income tax payable of $415,633 and net advance billings of $897,191.

As of July 31, 2016, we had current liabilities of $8,275,631, which was mainly comprised of accounts payable and accrued liabilities of $4,851,630, amount due to directors of $414,876, amount due to related parties of $1,716,734, advance from customers of $620,814, deferred tax liabilities of $107,609, other payables of $234,791 and income tax payable of $329,177.

As of April 30, 2017 and July 31, 2016, the total advance from customers were as below:

	April 30,	July 31,
	2017	2016
	(Unaudited)
Projects under construction:
Costs incurred on uncompleted contracts	1,444,069	853,787
Billings to date (1)	(1,168,360)	(143,135)
	275,709	710,652
Included in the accompanying balance sheets as follows:
Costs in excess of billings on uncompleted contracts	1,172,900	710,652
Billings on uncompleted contracts in excess of costs	(897,191)	-
	275,709	710,652
Projects not started, included in the accompanying balance sheets as follows:
Advance from customers (2)	(117,126)	(620,814)

Total advance received from customer (1)+(2)	(1,285,486)	(763,949)

We had net assets of $7,060,279 and $8,502,334 as of April 30, 2017 and July 31, 2016, respectively.

As of April 30, 2017, we had 25 project contracts. Eleven were completed; eight of them are in process, four of them are being canceled and two are about to start. Three projects in Shandong province commenced operations in 2015, one project in Fujian province commenced operation in February 2016, the two projects in Hubei and Zhejiang commenced operations in March 2016 and one in Hubei commenced in April 2016. The project in Heilongjiang commenced operations in February 2017. Three projects in Hubei commenced operations in March and April 2017. One project in Shanxi province, one project in Sichuan province and two projects in Shandong were cancelled. The other project in Hubei are expected to be completed in June 2017. The six projects in Hebei are expected to be completed in the third quarter of 2017. The processing project in Shandong is expected to be completed in June 2017. We are dependent on these projects for all our projected revenue until we obtain additional customers and any material delay or reduction in the projected cash receipts will adversely affect our operations. While we expect to generate revenue on the completion of our projects to meet the liquidity and capital resources of our operations, delayed receipts or increased costs may cause going concern issues, particularly in light of our limited available cash..

We expect to finance operations from progress billings from ongoing projects and through non-interest bearing loans from the Company’s directors. We estimate that our cash and cash equivalents and projected cash receipts from operations are sufficient to fund operations for the next nine months. However, additional funds may be required given our continued losses from operations. Additional funding may come from equity financing from the sale of our common stock or from borrowings, but there can be no assurance that such financing will be available on acceptable terms. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We have no current commitments for additional financing.

The Company has incurred losses since its inception resulting in an accumulated deficit of $1,893,532 as of April 30, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to:

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of April 30, 2017 and July 31, 2016.

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

Warranty and Returns

The Company generally provides limited warranties for work performed under its contracts. The warranty periods typically extend for a limited duration following substantial completion of the Company's work on a project. At the time a sale is recognized, we record estimated future warranty costs. Such estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts. The warranty cost is estimated based on our experience with the type of work and any known risks relative to the project and was not material during the periods ended April 30, 2017 and July 31, 2016.

No right of return exists on sales of equipment. Replacement part returns are estimable and accrued at the time a sale is recognized.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (modified retrospective method). We are currently assessing the impact to our consolidated financial statements, and have not yet selected a transition approach.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update provide guidance on the following eight specific cash flow issues. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which are currently recognized in Other financing activities, on the Statements of Consolidated Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to sum to the total shown in the Statements of Consolidated Cash Flows. The Company anticipates adopting this new guidance effective January 1, 2018. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of material weaknesses, our disclosure controls and procedures as of April 30, 2017, were not effective.

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

In order to improve the efficiency of our internal control over financial reporting, we have taken and are implementing the following measures:

- We plan to establish a desired level of corporate governance with regard to identifying and measuring the risk of material misstatements. We have engaged a consultant to assist in providing an internal control system and will engage a second consultant to implement the system.

- We will establish a key monitoring mechanism such as independent directors and an audit committee to oversee and monitor the Company’s risk management, business strategies and financial reporting procedure.

- We plan to strengthen our financial team by employing more qualified accountant(s) to enhance the quality of our financial reporting function.

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2017, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 6. Exhibits

Exhibit	Description
No.

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act. (Filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Zhou Deng Hua, Chief Executive Officer. (Filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Paul Kam Shing Chiu, Chief Financial Officer. (Filed herewith)

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

Date: June 9, 2017

By: /s/ Paul Kam Shing Chiu
Chief Financial Officer
(Principal Financial Officer)

Date: June 9, 2017