Form 10-K
period 2017-07-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2017-10-31
CIK 1472468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended July 31, 2017

Commission File No. 000-54520

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting	Smaller reporting company [ ]
company)	Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter was $303,738,181, based on 111,668,449 common shares at $2.72 on January 31, 2017, which is the quotation posted on the OTCQB Market (“OTCQB” under the symbol “XTNY”)

The number of shares of common stock outstanding as of October 31, 2017 was 591,042,000.

Xiangtian (USA) Air Power Co., Ltd.

FORM 10-K

For the Year Ended July 31, 2017

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" beginning on page 23, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

PART I

Item 1 - Business Overview

We utilize a proprietary compressed air energy storage power generation technology that can store energy for other alternative energy sources (for example, using solar, wind, geothermal, and tidal as raw power to regenerate electricity power without the use of fossil fuels or other chemical methods). The power produced by compressed air energy storage and power release can enhance the power production capabilities of alternative energy sources. If alternative energy sources cannot be fully utilized, there will be waste sources. We believe that we utilize compressed air energy storage installations in conjunction with the power generation system of alternative energy sources that could ensure the stable power supply of alternative energy generation system and provide customers with an advanced power generation capability with no carbon or toxic emissions. Thus, our compressed air energy storage power generation technology provides a distinct and novel method for alternative energy sources.

The power generated from our system can either be used for the operation of our customers or be sold to the State Grid Corporation of China (the “State Grid”). We also utilize proprietary technology to enhance the power production capabilities of the photovoltaic solar panels (“PV panels”) that have been used in conjunction with our current projects, including projects that involve only the installation of PV panels without the installation of equipment for compressed air energy technology.

Our initial focus is industrial users. As of October 30, 2017, we had 17 project contracts, exclusive of eight projects that were cancelled. Of the 17 contracts, three projects were completed in fiscal 2015, four projects were completed in fiscal 2016, and six projects were completed in fiscal 2017. As of October 30, 2017, three were under construction and one was to start within the next few months.

The two largest projects involved installation of PV panels in conjunction with our compressed air energy storage technology, and they consist of an installation at a factory in Shandong Province with a capacity of nine megawatts and a power plant in Hubei Province with a capacity of six megawatts. The sale price for the largest Shandong project was $20,290,835 (RMB126,000,000), and was completed in fiscal 2015. The sale price for the largest Hubei project was $10,628,553 (RMB66,000,000), and was completed in fiscal 2016, exclusive of additional phases of four and eight megawatts. The other projects use PV panels without air compression technology, and their capacities are between one and two megawatts. We are also developing smaller compressed air energy storage power generation equipment for use with PV that will be appropriate for smaller commercial buildings and private homes.

We produce our systems in China primarily for Chinese customers and are also exploring foreign markets. We benefit from the Chinese government’s incentives for the production of green energy. We operate a factory in Hebei province to produce components for the compressed air energy storage power generation systems, but we also purchase certain components, such as PV panels and diesel engines from third party suppliers, which we modify to operate with compressed air. We have a distribution network of third-party distributors and sales agencies in 24 provinces in China.

Recent Developments

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

We hope that future air power compressed products in this field will follow and adhere to our standards, which we anticipate will become the industrial standards and national standards. We expect that if we become the industry and national standards, our market competitiveness will be enhanced. The declaration we submitted for these three standards is being reviewed by the Provincial Industrial and Information Department of the Sanhe Technical Service Bureau.

Second, to improve sales and marketing, we intensified our efforts to promote the air power products. We also seek to benefit from the national government’s “Helping-the-Poor” Project established in 2016. The Chinese government has announced plans to release over three to five years US$14.7 billion (100 billion RMB) worth of future electricity generating capacity to support poverty alleviation and development through low cost loans and power subsidies with more than 60% of which will be for Photovoltaic (PV) technology. Through 2017, the Company will concentrate its efforts to build and market our patented products, and take advantage of the government sponsored “Helping-the-Poor Project.”

Accordingly, we established a wholly-owned subsidiary, Xianning Xiangtian Air Energy Electric Co., Ltd., in Hubei Province to produce PV panels and products. In September 2017, we completed an advanced automatic PV panel production line with an annual capacity of 200 megawatts of PV panels. As of July 31, 2017, RMB 13,652,000 (approximately US$2,030,339) had been paid to install the production line and an additional RMB 845,000 (approximately US$125,669) remains to be paid.

Third, we recently developed an Air Source Heat Pump System (the “ASHP”), a system which transfers heat from outside to inside a building, or vice versa. Under the principles of vapor compression refrigeration, an ASHP uses a refrigerant system involving a compressor and a condenser to absorb heat at one place and release it at another. The ASHP efficiently converts electrical energy into heat energy and can be used as a space heater or cooler. As the Chinese central government is emphasizing sustainable development, and enhancing environmental remediation, local governments are also seeking to replace the traditional coal-fired heating with clean energy heating. We believe that a large potential market exists for the Air Source Heat Pump System.

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

Lucksky Holding (Group) Co. Ltd (“LuckSky Group”), formerly named Xiangtian Kelitai Air Powered Machinery Co., Ltd., (“Xiangtian Kelitai”) was established in 2000 by Zhou Deng Rong after he obtained a series of patents and developed the compressed air energy storage and related technology. Zhou Deng Rong served as our CEO through July 31, 2014, when he was replaced by Zhiqi Zhang. Upon the merger of Luck Sky (Hong Kong) Shares Limited (“Luck Sky HK”) into the Company on September 30, 2013, the Company acquired all of the shares of LuckSky HK, received 148,158,864 shares of common stock of the Company and the remaining shareholder of LuckSky HK received 101,831,136 shares of common stock of the Company in exchange for their shares of LuckSky HK. LuckSky HK had no operations but the Company succeeded to the $250,000 in registered capital of LuckSky HK.

On May 30, 2014, the Company entered into the Stock Purchase Agreement with Zhou Jian, the sole shareholder of Luck Sky (Hong Kong) Aerodynamic Electricity Limited (“LuckSky Aerodynamic”). Effective May 30, 2014, the Company purchased 100% of the issued and outstanding shares of common stock of Luck Sky Aerodynamic, and the Company paid Zhou Jian a purchase price in the amount of HKD $10,000.00 (approximately USD$1,290) in cash. Luck Sky Aerodynamic and Luck Sky Shen Zhen, its subsidiary organized in the PRC, had no operating business, no liabilities and nominal assets as of the date of the acquisition. LuckSky Aerodynamic was organized to enter into the variable interest agreements (the “VIE Agreements”) with Sanhe. As a result of the acquisition, Luck Sky Aerodynamic became our wholly owned subsidiary and Luck Sky Shen Zhen became our indirect subsidiary through Luck Sky Aerodynamic.

Sanhe was established in July 2013 and was under common control with LuckSky Group. Sanhe had no operating business and no liabilities. On July 18, 2013, Sanhe borrowed RMB 7,722,000, pursuant to a loan agreement with Xiangtian Kelitai, a division of LuckSky Group.

During the three months ended July 31, 2014, LuckSky Group provided Sanhe with additional working capital and transferred to Sanhe its assets and liabilities related to the compressed air energy storage power generation technology and PV panel installations, but retained its other assets. On April 1, 2014, LuckSky Group loaned Sanhe RMB 3,000,000. In April and May 2014, Sanhe purchased the inventory, the equipment, including machinery, and office equipment from Xiangtian Kelitai at their book or historical values. Sanhe entered into leases with Lucksky Group for a portion of the factory, office space and dormitory located in Sanhe City and a lease with Dong Yi Glass Machine Company Limited, which is owned by Zhou Deng Rong, for a second factory and office space, on May 1, 2014 and April 1, 2014, respectively. Also, 48 employees transferred from LuckSky Group to Sanhe, including all personnel related to the projects under construction and development and administrative and finance personnel. See “Business-Properties” and “Certain Relationships and Related Party Transactions.”

We reincorporated in Nevada effective October 31, 2016 as a result of a merger of Xiangtian (USA) Air Power Co., Ltd., a Delaware corporation, with its wholly-owned subsidiary, Xiangtian (USA) Air Power Co., Ltd., a Nevada corporation.

Variable Interest Agreements with Sanhe

On July 25, 2014, Sanhe and Luck Sky Shen Zhen and Sanhe’s current shareholders entered into a series of agreements known as VIE Agreements pursuant to which Sanhe became Luck Sky Shen Zhen’s contractually controlled affiliate. The purpose and effect of the VIE Agreements is to provide Luck Sky Shen Zhen (our indirect wholly-owned subsidiary) with all of the management, control and net profits of Sanhe. While Luck Sky Shen Zhen does not actually own any of the equity and shares in Sanhe, the purpose and effect of the VIE Agreements is to instill in Luck Sky Shen Zhen, the Company’s indirect wholly-owned subsidiary, total management and voting control of Sanhe for all material purposes. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government.

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

(5)

Know-How Sub-License Agreement, entered between Luck Sky Shen Zhen and Sanhe, pursuant to which Luck Sky Shen Zhen has granted Sanhe an exclusive right to use and develop in China a series of aerodynamics related patents and technologies with respect to electrical generation for commercial and residential structures, not including automobiles and wind towers. Luck Sky Shen Zhen possesses the rights licensed under this agreement through two license agreements dated July 25, 2014 with Zhou Deng Rong, Zhou Jian and LuckSky Group, the owners of the aforesaid patents and technologies. For the sublicense agreement, Sanhe will pay Luck Sky Shen Zhen an annual royalty of five percent of revenue; and

(6)

Power of Attorney. Pursuant to a power of attorney, each of the Sanhe stockholders agreed to irrevocably entrust LuckSky Shen Zhen with his stockholder voting rights and other stockholder rights for representing him to exercise such rights at the stockholders’ meeting of Sanhe in accordance with applicable laws and its Article of Association, including, but not limited to, the right to sell or transfer all or any of his equity interest in Sanhe, and appoint and vote for the directors and Chairman of Sanhe as the authorized representative of the Sanhe stockholders. The term of each proxy and voting agreement is as long as each of the Sanhe stockholders is a shareholder of Sanhe and is binding on any transferee.

The Framework Agreement and the Exclusive Management Agreement have initial terms of ten years but each contains a renewal provision that allows Luck Sky Shen Zhen to extend the term of such agreements at its sole option by written notice with no limitation as to such extensions. The other agreements are of unlimited duration.

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

On July 25, 2014, we agreed to issue 264,850,740 shares and 8,191,260 shares of our common stock to Zhou Jian and Zhou Deng Rong, respectively, the sole shareholders of Sanhe, in consideration for the execution of the VIE Agreements with Sanhe.

See “Certain Relationships and Related Transactions” for further information on our contractual arrangements with these parties.

Because of the common control between us, LuckSky Shen Zhen and Sanhe, for accounting purposes, the execution of the VIE agreements has been treated as a combination between entities under common control with no adjustment to the historical basis of their assets and liabilities. The Company accounts for business combinations pursuant to Accounting Standard Codification (“ASC”) 805-50 which generally requires the entity that receives net assets or equity interests to recognize the carrying amounts of the net assets transferred in its accounting for the combination and to combine the financial statements of the entities under common control for all periods presented and to eliminate any intercompany balances and transactions.

Our Corporate Structure

All of our business operations are conducted through our Hong Kong and Chinese subsidiaries and controlled affiliate. The chart below presents our corporate structure:

Industry Background

According to the National Energy Administration, consumption of electricity in China has grown from 5.32 trillion kWh in 2013 to 5.92 trillion kWh in 2016, with consumption in 2016 representing a five percent increase over 2015. The electricity generated by grid-connected solar in 2016 was 66.2 billion kWh with an increase of 72% from 2015.

Electricity in China is distributed by the State Grid, which is required to purchase electricity. The percent of the utilization of the renewable energy in 2014 is shown below:

Total Generation Capacity of Renewable Energy in the P.R.C.

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

The installation of PV systems is developing quickly in China. In 2016, the cumulative installed PV capacity reached 77.42 Gigawatts (“GW”), the most of any nation. According to the 13th Five Year Plan (published in 2015), the government hopes to add 65 Gigawatts (“GW”) of PV during the 2016 – 2020 period. In its guidance on promoting the healthy development of the Solar Industry (2013), the State Council of China raised the target of capacity of solar power to 35 GW in 2015 from the original 2015 target of 21 GW set by the National Energy Administration of China in 2012. China had only one GW of PV installations in 2010.

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

The promotion of the DPV module is encouraging the manufacture and installation of PV in China. The government started to promote the distributed PV (the “DPV”) model in the proposal of the Opinion in 2012. The DPV systems are smaller PV system installed on the rooftop of building. This system generally can provide the sufficient energy for the building where it is located. On the national level, the national government allows the DPV system to be connected to the State Grid. In this case, the DPV owner can either use the electricity or sell the electricity to the State Grid with feed-in tariff (around 1 CN per kWh).

The solar panel industry in China is highly competitive, with around 20 to 30 companies providing installation service and 50 manufacturers. In 2014, six of the 10 largest PV panel manufacture were located in China. a However, we believe that we are the only company that offers an electrical generation system that combines compressed air energy storage power generation technology.

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

Enhancement of Use of PV Panels and other Energy Sources: The use of the compressed air energy storage technology helps overcome structural limitations of the use of PV panels and providing power to the State Grid. The use of PV panels is limited by the capacity of the State Grid, which limits the amount of energy that can be purchased from the PV industry and other sources of alternate energy that lack the capacity to efficiently store electricity but produce more power that can be used when generated. The expansion of the capacity of the PV industry could be constrained by the inability of the power grid to purchase the additional energy and the compressed air energy storage technology allows the energy to be stored until the electricity can be sold to the State Grid when PV panels are not producing electricity, such as when there is insufficient sunshine.

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

Technical Advantage Compare to Conventional Grid-connected Photovoltaic Power Generation: We adopted smart micro-grid technology which increases the efficiency of the power generation of the PV systems and significantly reduced the project costs of power plants. The micro-grid technology also helps us to improve the flexibility of PV systems, realize real zero emission of our power plant, improve reliability and help to restore power more quickly when the macro-grid is down.

Reduced Electrical Costs: Customers who generate electricity using alternate energy systems that is intermittent or subject to periods of low production need to be linked to the State Grid to meet their power requirements. Our compressed air energy storage power generation system allows consumers to limit or eliminate their reliance on the State Grid; by producing power during periods of peak pricing by the State Grid and storing the surplus energy produced by their alternate energy systems when prices charged by the State Grid are less expensive.

Scalability: The compressed air energy storage power generation system in conjunction with a PV panel installation is easily expanded thru the addition of additional solar panels, more storage tanks and/or bigger generators and engines.

Our Growth Strategy

Chinese demand for electricity is expected to increase by nearly 300 % between 2010 and 2040 according to the U.S. Energy Information Administration (http://www.eia.gov/countries/country-data.cfm?fips=CH). We believe demand for electricity and solar energy production will continue to grow domestically and globally, thus affording us opportunity to grow and expand our business operations.

We intend to pursue the following strategies:

1)	Sell systems to construct large-scale power plants that sell power to the State Grid or service zones that are off the grid and benefit from government subsidy policies.

2)

Sell power system to industrial consumers with large electricity demand, in excess of one megawatt, to establish their own power generation facilities to benefit from government subsidy polices to reduce operating costs by either being off the State Grid, reducing their purchased from the grid during peak periods or being able to store energy when the grid is not purchasing power.

3)	Sell systems to industrial and mining companies operating in remote locations which lack connections to the State Grid to create self- sufficient systems.

4)	Complete development of prototypes and commercialize smaller air compression power generation systems designed for standalone homes and smaller factories and commercial structures.

5)	Produce, sell and install PV products without air compression technology.

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

The air compression power generation systems can be used with multiple forms of natural energy production, including solar, wind, biomass, geothermal and tidal and the selection of the appropriate natural source depends on their relative availability at the customer’s location. Although use of any of these natural energy sources is feasible, we have initially focused on linking our air compression technology to PV installations. The installation of the solar power systems generally requires the lowest investment and shortest building time, in part because the area for building the facility is flexible as solar installations can be used anywhere outdoors and take advantage of a customer’s room. Wind power is not stable as the turbines may be inoperable at low or high winds. Nuclear and hydropower facilities are only feasible for producing power for the State Grid and are not feasible for individual factories and homes

1. Basic PV Installation. Conventional PV power generation technology is designed based upon the assumption that the minimum sun exposure would be 200W and the range of maximum power point tracking (the “MPPT”) is from DC480v to DC580v. When sun exposure is reduced and voltage drops below the DC480v, the problem with the conventional system is that it stops working; and the residual power in the photovoltaic panels that are generated under the lower light exposure cannot be utilized. The Company’s new intelligent photovoltaic technology improves power generation and shortens investment recovery time. The PV system uses a variable PV array technology and wide voltage intelligent inverter device developed by the Company. Customers can produce an additional 15% - 30% electricity each year as the system can operate in lower light environments than conventional PV technology.

We sell the PV installation that includes the solar panels installation and solar energy generation converter equipment with proprietary technology without the air compression for customers who do not need to store energy. The conversion advantage provides a higher capacity that allows the solar array to be used more effectively.

2. Compressed Air Energy Storage Technology. The power consumption rate of PV systems interconnected into the State Grid varies greatly and the active energy cannot be fully consumed, which causes significant energy waste. Generally, systems interconnected to the State Grid consume only 70% of the produced power and enterprises not connected to the State Grid consume only 60% - 70% of the produced power, and the residual power is wasted. Utilizing our compressed air energy storage system with photovoltaic power generation system improves the efficiency of power generation and reduces the waste of residual power.

Our air compression energy storage generation technology is also designed for customers whose alternative energy source provides intermittent or unstable power. The systems are sold in conjunction with a PV installation. A portion of the electricity produced by the PV panels is used to compress air into the cylinders, which effectively store the energy until it is released. The system includes compression equipment, storage tanks and a modified engine that is linked to a generator. The surplus power generated by the air compression technology may either be used by the customer it its operations or sold to the State Grid.

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
Power generator
National grid

Air Source Heat Pump System

We recently developed an Air Source Heat Pump System（the “ASHP”, a system which transfers heat from outside to inside a building, or vice versa. Under the principles of vapor compression refrigeration, an ASHP uses a refrigerant system involving a compressor and a condenser to absorb heat at one place and release it at another. The ASHP efficiently converts electrical energy into heat energy and can be used as a space heater or cooler. Our ASHP meets the national standard and technical requirements, and has obtained a series of certifications from the China Quality Certification Center and the Beijing East Allreach Certification Center Co. Ltd.

Sales of the ASHP commenced in September 2017 after receipt of the latest certification. We are selling theASHP through third-party distributors and through employees for direct sales. We use a third party to manufacture the products.

As the Chinese central government is emphasizing sustainable development, and enhancing environmental remediation, local governments are also seeking to replace the traditional coal-fired heating with clean energy heating. We believe that a large potential market exists for the Air Source Heat Pump System.

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

The system offers double power selection by utilizing a backup switch to ensure that the power supply does not stop. Should the generation of the solar power become unstable or intermittent, the system switches to operate using the air compression generation technology or, if available, to rely on the State Grid.

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

Projects

As of October 30, 2017 we had 17 project contracts. Thirteen were completed, three were under constructions, and one is expected to start within several months. In addition, we have had eight project cancelled because of our concern that the customers may fail to meet their payment obligations. Three projects in Shandong province commenced operations in 2015, one project in Fujian province commenced operation in February 2016, the two projects in Hubei and Zhejiang commenced operations in March 2016 and one in Hubei commenced in April 2016. The project in Heilongjiang commenced operations in February 2017. Three projects in Hubei commenced operations in March and April 2017. The project in Dezhou and a project in Hubei (representing the second phase of the new power plant) commenced operations in July 2017. Two systems in Shandong and Hubei provinces include compressed air energy storage power generation systems in conjunction with a PV panel installation. The remaining projects only involve PV systems. The contracts typically provide for payments in installments, with approximately 35% paid upon the commencement of construction, and the balance in two equal installments approximately 6 and 18 months later.

In Shandong Province, we designed and installed a new power supply system with a capacity of 8.5 megawatts (the “Haide Group Project”) that includes our air compression technology. Pursuant to an agreement executed by Sanhe with Binzhou Xintuo Natural Energy Electrical Engineering Limited (“Binzhou Xintuo”) on April 18, 2014, Sanhe transferred the Haide Group Project in turn-key condition to Binzhou Xintuo after the completion of the installation and construction. The project included the installation of 15 tanks and eight engines. The project began to produce electricity from the PV panels in June 2014 and was completed in June 2015. The project was connected to the State Grid on September 1, 2016. The customer anticipates utilizing the power produced by the compressed air technology when production from the solar panels is insufficient and when electricity from the State Grid is either too expensive during peak hours or not available. The customer may also generate revenue by selling power to the State Grid. The sale price for the project was $20,290,835 (RMB 126,000,000), which was paid as of July 31, 2016.

In Hubei province, we completed construction of a facility with 10 megawatts of production capacity at the new power plant using air compression technology and PV panels (the “Hubei Xianning Project”). The initial six megawatts project was connected to the State Grid on December 3, 2015, and completed in March 2016 after a three months runtime check. We completed the second phases of construction of four megawatts, and delivered a total of 15 storage tanks and PV panels and generators as of July 31, 2017 for the production of a total of 10 megawatts. Under Sanhe’s contract with Xianning Auspicious Day Air Energy Power Company Limited dated April 25, 2014, Sanhe was responsible for designing, installing and constructing the project. The sale price for the six megawatt project was $10,628,553 (RMB66,000,000), which has been fully paid, and the sale price for the four megawatt project was $4,520,046 (RMB 30,000,000), of which we have recognized revenue of $3,761,888 (RMB 25,641,026) as of August 31, 2017. For the Hubei Xianning Project, Zhejiang Bowei Industrial and Trading Co., Ltd., provided the PV panels and engaged a third-party contractor to provide the installation. The facility’s capacity can be expanded, should the parties agree, to 18 megawatts, which will require an additional 15 storage tanks.

The following chart summarizes our projects:

Projects completed:

No.	Project Location	Capacity	Contract Amount	Time of	Revenue	Cost
			(including VAT tax)	Completion	Recognized	Recognized
1	Binzhou,	8.5 MW	$20,290,835	June 2015	$17,402,419	$14,954,205
	Shandong
			(RMB		(RMB	(RMB
			126,000,000)		107,692,308)	92,541,899)
2	Xianning, Hubei	6 MW	$10,628,553	March 2016	$8,705,527	$7,752,526

	(Phase I)		(RMB		(RMB	(RMB
			66,000,000)		56,410,256)	50,234,981)
3	Weihai,	1 MW	$1,288,307	February 2015	$1,104,915	$914,236
	Shandong
			(RMB 8,000,000)		(RMB	(RMB
					6,837,607)	5,657,615)
4	Dezhou,	2 MW	$2,641,029	July 2015	$2,265,077	$1,863,028
	Shandong
			(RMB		(RMB	(RMB
			16,400,000)		14,017,094)	11,529,076)
5	Zhuji, Zhejiang	0.15 MW	$206,129	March 2016	$168,834	$126,494

			(RMB 1,280,000)		(RMB	(RMB 819,658)
					1,094,017)
6	Fuzhou, Fujian	10 KW	$14,493	February 2016	$11,871	$10,903

			(RMB 90,000)		(RMB 76,923)	(RMB 70,649)
7	Sanhe, Hebei	12 KW	$11,273	April 2016	$9,233	$7,256

			(RMB 70,000)		(RMB 59,829)	(RMB 47,019)
8	Jiamusi,	1 MW	$1,280,680	February 2017	$234,489	$206,902
	Heilongjiang
			(RMB 8,500,000)		(RMB	(RMB
					1,598,291)	1,410,256)
9	Xianning, Hubei	3 MW	$3,390,035	April 2017	$2,821,396	$2,365,504

			(RMB 22,500,000)		(RMB	(RMB
					19,230,769)	16,123,384)
10	Xianning, Hubei	90 KW	$104,700	March 2017	$90,285	$80,594

			(RMB 720,000)		(RMB 615,385)	(RMB 549,335)
11	Xianning, Hubei	165 KW	$145,138	March 2017	$125,395	$97,157

			(RMB 1,000,000)		(RMB 854,701)	(RMB 662,225)
12	Xianning, Hubei	4 MW	$4,520,046	July 2017	$3,761,862	$3,356,260
	(Phase II of Project		(RMB 30,000,000)		(RMB 25,641,026)	(RMB 22,876,421)
	No. 2)

Project completed and recognition deferred1:

No.	Project Location	Capacity	Contract Amount (including VAT tax)
1	Dezhou Dongdi	1.89 MW	$2,301,496 (RMB 15,687,000)

1The project was completed in July 2017, however the payments for the project will be received, and the revenue will be recognized after the year end July 31, 2017.

Projects under construction:

No.	Project Location	Capacity	Contract Amount (including VAT tax)	Estimate Time of Completion
1	Sanhe Kelitai	75 KW	$83,044 (RMB 562,500)	To Be Determined
2	Sanhe Kelitai	93 KW	$100,229 (RMB 678,900)	To Be Determined
3	Sanhe Kelitai	365 KW	$398,760 (RMB 2,701,000)	To Be Determined

Project not yet started:

No.	Project Location	Capacity	Contract Amount (including VAT tax)
1	Zhejiang	1 MW	$1,084,811 (RMB 7,200,000)

Marketing

We market our products through third-party distributors in 24 provinces and through employees for direct sales. The distributors exclusively sell our products and receive commissions based on the value of the contracts but no salary. We utilize three classes of distributors based on the size of their territory – provincial, city and town. The distributors target both factories and power plants, but also local governments which may encourage local industry to utilize alternate energy sources. Our marketing focus is on:

1)	Large scale power plants that sell power to the State Grid or service zones that are off the grid and benefit from government subsidy policies.

2)

Industrial concerns with large electricity demand, in excess of one megawatt, to establish their own power generation facilities to benefit from government subsidy policy to reduce operating costs by either being off the State Grid, reducing their purchased from the grid during peak periods or being able to store energy when the grid is not purchasing power.

3)	Industrial and mining companies operating in remote locations which lack connections to the State Grid to create self- sufficient systems.

4)	We intend to commence marketing a smaller air energy compression generation and PV system to smaller commercial structures and stand- alone homes using the same distribution network.

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

In May 2016, we established a wholly-owned subsidiary, Xianning Xiangtian Air Energy Electric Co., Ltd., in Xianning in Hubei Province, to manufacture PV panels and related products. We completed the advanced production line with an annual capacity of 200 megawatts of PV panels in September 2017. As of July 31, 2017, we had paid RMB 13,652,000 (approximately US$2,030,339) to install the production line and an additional RMB 845,000 (approximately US$125,669) remains due.

Suppliers

We are not dependent on any single supplier for any important product. We purchase our solar panels from six suppliers, engines from one supplier, and carbon fiber storage tanks from two suppliers. We have a good relationship with each supplier. We believe that many suitable alternate producers of these products are available should we need an alternate supplier. We also purchase electrical components to the inverter/converters, generators, compressors and control panels that we manufacture and believe that alternate suppliers of such components are also readily available.

Patents and Technology

Zhou Deng Rong and Zhou Jiang are the inventors for all of our technologies. On July 25, 2014, Luck Sky Shen Zhen, our Chinese subsidiary, obtained an exclusive, worldwide, royalty free license from Zhou Deng Rong and Zhou Jian (his son) and a second exclusive, worldwide royalty free license from LuckSky Group to 48 Chinese patents and 13 patent applications and trade secrets, including the technology underlying the patent applications for power stations, commercial buildings and residences in China, but not for other uses, including wind towers, vehicles and trains (the “Technology”). The Technology represents all of licensors’ patents with respect to PV power generation installations, the air energy storage power generation technology and trade secrets. Effective as of July 31, 2015, Beijing XiangTian Huachuang Aerodynamic Force Technology Research Institute Company (“XiangTian Huachuang”), granted Luck Sky Shen Zhen an exclusive worldwide license to four foreign patents that it had recently obtained. XiangTian Huachuang obtained three patents in Japan and one patent in Australia in March 2015. XiangTian Huachuang is owned 30% by Zhou Jian and 70% by Zhou Deng Rong.

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

As of October 31, 2017 and July 31, 2016, the research and development department had 5 and 2 employees, respectively. The Company is focusing on the development of its project installation team and sales promotion team and it is relying on LuckSky Group, a licensor, for its research and development.

Warranty

We provide a five-year limited warranty on all models of compressed air energy generators produced by us, and on the parts we manufacture, such as the inverter/converter and plasma heater. Components that we purchase from third party suppliers, such as the PV panels, storage tanks and the unmodified portions of the engines, are governed by the suppliers’ warranties.

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

Employees

We set out below the total number of our employees and the various functions which they serve as of October 30, 2017.

Functions

Sales, Purchasing and Marketing	8

Finance and Administration	24

Research and Development	5

Production and Quality Control	36

Engineering and Project	17

TOTAL	90

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a loss of $4,564,159 in the fiscal year ended July 31, 2017 and has incurred losses since its inception resulting in an accumulated deficit of $5,377,094 at July 31, 2017. While the Company is continuing to generate revenue from new projects, further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company expects to finance operations primarily through cash flow from revenue and capital contributions from principal shareholders. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all.

We Have only Generated Limited Revenue from the Sale of our Products and sales of products purchased from outside.

We have 17 projects that are completed, under construction or under contract to commence construction, including 12 completed projects that generated revenues. We recognized revenue of $7,299,943 and $10,753,344 for the years ended July 31, 2017 and 2016 from construction projects and $2,177,783 and zero from sales of products. There can be no assurance that we will complete additional projects in the future and generate significant revenues or that there will not be unexpected difficulties that will require additional resources to solve and delay our growth. Contracts may be cancelled, in addition to the eight projects cancelled because of the Company’s concern that the customers lacked the ability to meet their payment obligations.

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

We are Dependent on our Executive Officers. Any Loss in their Services without Suitable Replacement may Adversely Affect our Operations.

Zhou Deng Hua has served as our Chief Executive Officer since April 30, 2016 and has been a member of our Board of Directors since June 2, 2012. Zhiqi Zhang, the Company’s former Chief Executive Officer remains as our general counsel. Zhou Jian, became Chairman in July 2014. Paul Kam Shing Chiu has served as our Chief Financial Officer since January 25, 2017. Our continued success is dependent, to a large extent, on our ability to retain their services.

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

We have identified material weaknesses in our internal control over financial reporting. In particular, we concluded that the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has identified material weaknesses in the control environment of the Company. The material weaknesses include, but are not limited to a (i) lack of accounting personnel with appropriate knowledge of accounting principles generally accepted in the United States of America, or U.S. GAAP, (ii) lack of comprehensive accounting policies and procedures manual in accordance with U.S. GAAP, and (iii) lack of a risk assessment process. See “Item 9A – Controls and Procedures”

Although we are undertaking steps to address these material weaknesses, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. The design and establishment of the internal control documents, including risk control matrices, narratives, flowcharts, as well as policies for corporate governance and financial statement accounts has been completed. The Company has engaged a third party consultant to start the internal control implementation project. We anticipate the implementation of the internal control to be effective by April 30, 2018. Until implementation of our internal controls is completed, some or all of the material weaknesses will continue.

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

Risks Related to Protection and Infringement of Intellectual Property Rights.

Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in China and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectually property. While the Chinese government is more supportive in recent years of the protection of intellectual property rights, if we fail to enforce our intellectual property rights, our businesses may suffer. We, or our suppliers, may be subject to third-party claims of infringement on intellectual property rights. These claims, if successful, may require us to redesign affected products, enter into costly settlement or license agreements, pay damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products.

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

If We Are Unable to Continue to Operate in Our Facilities, Our Operations Could Be Adversely Affected.

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

There is currently a very limited volume of trading in our Common Stock, and on many days there has been no trading activity. The purchasers of shares of our Common Stock may find it difficult to resell their shares at prices quoted in the market or at all.

Two Persons Have Significant Voting Power and May Take Actions That May Not Be in the Best Interests of Other Stockholders.

Zhou Jian, our Chairman, and Zhou Deng Hua, our Chief Executive Officer, who are also on our Board of Directors, control 62.9% of our voting securities. If Zhou Jian and Zhou Deng Hua act together, they will be able to exert significant control over the Company's management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of the Common Stock. This concentration of ownership may not be in the best interests of all of the Company's stockholders.

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

The Fluctuation of RMB May Materially and Adversely Affect Your Investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could cause the RMB equivalent of U.S. dollars to be reduced and therefore could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making dividend payments on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. Recently, the RMB has depreciated against the U.S. dollar. In addition, the depreciation of significant U.S. dollar denominated assets could result in a change to our operations and a reduction in the value of these assets.

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

We Do not have Liability Business Interruption, Litigation or Natural Disaster Insurance.

The insurance industry in China is still at an early stage of development. In particular, PRC insurance companies offer limited business products. As a result, we do not have any product liability, business liability, disruption insurance or any other forms of insurance coverage for our operations in China. Any potential liability, business interruption, litigation or natural disaster may result in our business incurring substantial costs and the diversion of resources.

Restrictions Under PRC Law on Our PRC Subsidiary's Ability to Make Dividends and Other Distributions Could Materially and Adversely Affect Our Ability to Grow, Make Investments or Complete Acquisitions That Could Benefit Our Business, Pay Dividends to You, and Otherwise Fund and Conduct Our Businesses.

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

Risks Related to the VIE Agreements

The PRC Government may Determine that the VIE Agreements are not in Compliance with Applicable PRC Laws, Rules and Regulations.

Details of the VIE Agreements are set out in the under “Description of Business –Variable Interest Agreements with Sanhe”. There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable. Our PRC counsel has provided a legal opinion that the VIE Agreements are binding and enforceable under PRC law, but has further advised that if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Sanhe leases its principal office, factory and dormitory from LuckSky Group in Sanhe City, Hebei Province. LuckSky Group is owned by Zhou Deng Rong, our former CEO and Zhou Jian, our General Manager and Chairman of the Board. The space in the office, factory and dormitory being leased are 1296, 5160 and 1200 square meters, respectively. The office and factory space are leased for a rent of $102,295 (RMB 697,248) per year and the dormitory is leased for a rent of $19,014 (RMB 129,600) per year. The leases expire in April 30, 2024 and are subject to renewal with a prior two-month written notice. LuckSky Group is in the process of obtaining the land use approval and ownership certificate of the leased building.

On April 28, 2012, Zhou Jian obtained the right of usage to 44.3 acres of agricultural land where our principal office, factory and dormitory are located for 18 years and 8 months, starting May 1, 2012. The annual price paid for such usage rights is $5,200 (RMB 34,510). On May 1, 2012, Zhou Jian signed a commitment letter that allowed Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group to use this agricultural land. LuckSky Group constructed the buildings on such agricultural land. In the event we are unable to use our principal factory and office space as a result of this usage issue, the lease provides that LuckSky Group will use every effort to complete and perfect the ownership and usage rights, or provide Sanhe with equivalent space.

On July 27, 2016, Xianning Xiangtian Air Energy Electric Co., Ltd. (“Xianning Xiangtian”), the wholly-owned subsidiary of the Company, entered into a rental agreement with Xianning Lucksky. The space in the factory in Xianning in Hubei Province being leased is 4628 square meters. The factory space is leased for a rent of $77,598 (RMB 528,914) per year. The lease expires on July 31, 2018 and is subject to renewal with a prior one-month written notice.

Item 3. Legal Proceedings

       There are no material pending legal proceedings to which we are a party or to which any of our property is subject and to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 4. Mine Safety Disclosures

Not applicable

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

	Year Ended		Year Ended		Year Ended		Year Ended		Year Ended
	July 31, 2013		July 31, 2014		July 31, 2015		July 31, 2016		July 31, 2017

	High	Low	High	Low	High	Low	High	Low	High	Low
First Quarter	$2.05	$0.80	$1.01	$0.60	$4.06	$2.99	$4.12	$1.18	$5.36	$2.00
Second Quarter	$1.50	$0.52	$1.01	$1.01	$3.05	$2.99	$4.12	$1.00	$5.00	$2.21
Third Quarter	$0.60	$0.52	$3.05	$0.99	$3.05	$1.70	$4.03	$4.03	$3.18	$2.20
Fourth Quarter	$1.01	$0.60	$3.75	$2.10	$3.65	$1.70	$4.89	$2.88	$4.00	$2.71

Empire Stock Transfer Co., Inc. of Henderson, Nevada is our stock transfer agent. They can be contacted by telephone at (702) 818-5898 and by facsimile at (702) 974-1444.

Holders

As of October 30, 2017, 591,042,000 shares of common stock were issued and outstanding and there were 362 shareholders of record our common stock, including 262,092,740 shares beneficially owned by Zhou Jian, the Chairman of the Board, and 101,831,136 owned by Zhou Deng Hua, our Chief Executive Officer and Director. Except for the 100,000,000 shares of Zhou Jian being offered in the prospectus dated September 14, 2017, the shares owned by Zhou Jian and Zhou Deng Hua may only be resold in compliance with Rule 144 of the Securities Act of 1933.

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

Securities authorized for issuance under equity compensation plans

In June 2017, the Company adopted a stock incentive plan, the Xiangtian (USA) Air Power Co. Ltd. 2017 Stock Incentive Plan, but has no pension plan, non-equity incentive plan or deferred compensation arrangement. We have not made any awards under the plan. We adopted the plan to attract and retain members of management, directors or key employees.

Stock Price Performance Graph

        This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Xiangtian (USA) Air Power Co., Ltd. under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

        This performance chart compares the cumulative total return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Clean Edge U.S. Liquid Series Index, or NASDAQ CELS Index. The chart assumes $100 was invested on June 31, 2012 in the common stock of Xiangtian (USA) Air Power Co., Ltd., the NASDAQ Composite Index and the NASDAQ CELS Index, and assumes the reinvestment of any dividends. We have a very limited volume of trading in our Common Stock, and on many days there has been no trading activity. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

		Indexed	Indexed	Indexed	Indexed	Indexed
	Base	Returns	Returns	Returns	Returns	Returns
	Period	Period ended	Period ended	Period ended	Period ended	Period ended
Company/Index	07/31/2012	7/31/2013	7/31/2014	7/31/2015	7/31/2016	7/31/2017
Xiangtian
(USA)
Air Power
Co.,
Ltd.	$100.00	$49.27	$182.92	$178.05	$238.54	$126.83
NASDAQ
Composite
Index	$100.00	$123.37	$148.66	$174.46	$175.61	$215.96
NADAQ
Clean
Edge
Green
Energy
Index	$100.00	$178.92	$217.48	$194.81	$175.83	$214.97

ITEM 6. SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data below in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements, the accompanying notes and other financial information included elsewhere in this annual report. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and the accompanying notes included elsewhere in this elsewhere in this annual report.

         The consolidated statements of operations data for the years ended July 31, 2017, 2016, and 2015 and the consolidated balance sheets data as of July 31, 2017, 2016, and 2015 are derived from our audited consolidated financial statements included elsewhere in this annual report. The amounts for the years ending July 31, 2014 and 2013, and as of July 31, 2013, have not been presented as the amounts are not practically determinable from the Company’s historical records. Our historical results are not necessarily indicative of the results that may be expected in any future period.

		Year Ended July 31,

	2017	2016	2015	2014	2013

Consolidated
statement of
operations
data:
Revenue	$9,521,371	$10,839,955	$20,772,028	$-	$-
Cost of	8,543,207	9,642,803	17,781,011	-	-
revenue
Gross profit	978,164	1,197,152	2,991,017	-	-
Operating	5,393,633	1,723,863	1,237,953	-	-
expenses
Net loss	$(4,564,159)	$(608,184)	$657,460	$-	$-
Net (loss)
income per
share
attributable to
common
stockholders:
Basic	$(0.01)	$(0.00)	$0.00	$-	$-

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

			As of July 31,
	2017	2016	2015	2014	2013

Consolidated balance sheet data:
Cash and cash equivalents	$1,156,969	$1,226,220	$502,029	$556,788	$-
Accounts receivable	1,142,631	2,848,904	4,720,093	-	-
Advances to suppliers	1,168,867	4,594,299	5,173,680	7,490,564	-
Inventory	550,413	2,080,853	1,463,856	1,142,726	-
Total current assets	6,948,090	12,078,613	13,553,476	11,111,425	-

Property, plant and equipment, net	4,330,333	4,520,735	7,679,323	6,779,256	-
Deposit for property, plant and equipment	2,080,436	178,617	90,826	1,590,581	-
Total assets	13,358,859	16,777,965	21,323,625	19,481,262	-
Total current liabilities	9,352,725	8,275,631	9,086,256	7,884,626	-
Capital lease obligations - non-current	-	-	2,687,887	2,718,106	-
Total stockholders' equity (deficit)	$4,006,134	$8,502,334	$9,549,482	$8,878,530	$-

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

Variable Interest Agreement with Sanhe City Lucksky Electrical Engineering Co., Ltd.

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

Simultaneously, the Company entered into a common stock purchase agreement with Zhou Jian and Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe, in consideration for the execution of the VIE Agreements with Sanhe. Pursuant to the Stock Purchase Agreement, the Company issued Zhou Jian and Zhou Deng Rong 264,850,740 and 8,191,260 shares, respectively, of our common stock, representing 51.4% of our issued and outstanding shares of common stock.

Reincorporation in Nevada

We reincorporated in Nevada effective October 31, 2016 as a result of a merger of Xiangtian (USA) Air Power Co., Ltd., a Delaware corporation, with its wholly-owned subsidiary, Xiangtian (USA) Air Power Co., Ltd., a Nevada corporation.

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated Financial Statement of the Company for the years ended July 31, 2017 and 2016 and related notes thereto.

Revenue

We recognized revenue of $9,521,371 and $10,839,955 for the years ended July 31, 2017 and 2016, a decrease of 12%. For the year ended July 31, 2017, sales of inventories totaled $2,177,783 compared to zero for the year ended July 31, 2016.

For the years ended July 31, 2017, 2016, and 2015, the gross revenue recognized under completed-contract method was $6,894,866 and $9,878,834, respectively. For the years ended July 31, 2017 and 2016, the gross revenue recognized under percentage-of-completion method was $405,077 and $874,510, respectively.

Cost of Sales

We have recognized $8,543,207 and $9,642,803 cost of revenue for the years ended July 31, 2017 and 2016. The cost of sales was in line with revenue.

Gross Profit

Gross profit was $978,164 and $1,197,152 for the years ended July 31, 2017 and 2016.

Operating Expenses

For the year ended July 31, 2017, we incurred total operating expenses in the amount of $5,393,633, which was mainly comprised of selling expenses of $33,436, professional fees of $820,990, salary expenses of $912,635, rental fees of $159,052, depreciation expenses of $259,232, accounts receivable allowance of $1,395,143, prepayment impairment loss of $1,404,555, warranty provision of $65,833 and general and administrative expenses of $342,757.

For the year ended July 31, 2016, we incurred total operating expenses in the amount of $1,723,863, which was mainly comprised of selling expenses of $24,184, professional fees of $657,045, salary expenses of $501,294, rental fees of $133,835, depreciation expenses of $64,952, accounts receivable impairment loss of $60,242 and general and administrative expenses of $282,311.

The substantial increase of $3,669,770, or 213% in 2017, was primarily due to an increase of $411,341 in salary expenses and $194,134 in depreciation expenses for a larger scale of operations in Sanhe and its subsidiary Xianning Xiangtian; an increase of $163,945 professional expense (including an increase in the audit fee by $110,000 and corporate consulting fee by $53,945), an increase of warranty provision of $65,833, accounts receivable allowance of $1,334,901, prepayment impairment loss of $1,404,555, and others of $95,061.

We have not incurred any expenses for research and development from inception through July 31, 2017.Company employees only conduct basic research and do not work on a specific plan or project to which expenses can be allocated.

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of July 31, 2017 and 2016, the Company has a capital commitment of $17,722,035 and $9,247,569, respectively.

Contractual Obligations and Commitments

The following table sets forth the Company’s principal obligations and commitments for the next five fiscal years as of July 31, 2017 aggregating $19,927,664, of which $2,853,068 is included in current liabilities in the Company’s consolidated balance sheet at July 31, 2017.

			Payments Due By Year
	Total	2018	2019	2020	2021	After 2021
Capital commitments	—	—	—	—	—
Purchase obligations	$16,113,770	$16,113,770	$—	$—	$—	$—
Operating leases	912,640	205,563	122,970	122,970	122,970	338,167
Due to directors	500,247	500,247	—	—	—	—
Due to related parties	2,352,821	2,352,821	—	—	—	—
Consulting agreements	423,186	228,186	180,000	15,000	—	—
Total	$20,302,664	$19,400,587	$302,970	$137,970	$122,970	$338,167

Rental expense of the Company for the year ended July 31, 2017 and 2016 were $212,610 and $127,835, respectively.

Liquidity and Capital Resources

As of July 31, 2017, we had a cash balance of $1,156,969. During the year ended July 31, 2017, net cash generated from operating activities totaled $944,246. Net cash used in investing activities totaled $1,813,140. Net cash generated from financing activities during the period totaled $947,729. The resulting change in cash for the period was a decrease of $69,251, which was primarily due to cash inflows from related parties, increase in accounts receivable and decrease in inventory, albeit the cash outflow in purchase of property and equipment.

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

As of July 31, 2017, we had current liabilities of $9,352,725, which was mainly comprised of accounts payable and accrued liabilities of $5,015,806, amount due to directors of $500,247, amount due to related parties of $2,352,821, advance from customers of $471,880, other payables of $467,463 and income tax payable of $544,508. As of July 31, 2016, we had current liabilities of $8,275,631, which was mainly comprised of accounts payable and accrued liabilities of $4,851,630, amount due to directors of $414,876, amount due to related parties of $1,716,734, advance from customers of $620,814, other payables of$234,791 and income tax payable of $436,786.

We had net assets of $4,006,134 and $8,502,334 as of July 31, 2017 and 2016, respectively.

In October 2015, we received $250,000 in satisfaction of subscription receivables from 24 shareholders, who had been shareholders of HK shares.

We expect to finance operations including the funding of our purchase commitments primarily through non-interest bearing loans from the Company’s directors and progress billings on the ongoing projects. We estimate that our cash and cash equivalents and projected cash receipts from operations are sufficient to fund operations for the next six months. When additional funds become required, the additional funding may come from equity financing from the sale of our common stock, but there can be no assurance that such financing will be available on acceptable terms. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

Currently, we have 17 project contracts. Thirteen are completed, three are under construction, and one is expected to start within a few months. In addition, we have had eight projects cancelled because of our concern that the customers may fail to meet their payment obligations. The contracts typically provide for payments in installments, with approximately 35% paid upon the commencement of construction, and the balance in two equal installments approximately 6 and 18 months later. We are dependent on our projects for all our projected revenue until we obtain additional customers and any material delay or reduction in the projected cash receipts will adversely affect our operations. While we expect to generate revenue on the completion of our projects to meet the liquidity and capital resources of our operations, delayed receipts or increased costs may cause going concern issues, particularly in light of our limited available cash.

The Company has incurred losses since its inception resulting in an accumulated deficit of $5,377,094 as of July 31, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors include, but are not limited to:

•	our ability to raise additional funding;

•	the results of our proposed operations.

Going Concern Consideration

During the year ended July 31, 2017, the Company incurred a net loss of $4,564,159, and at July 31, 2017, the Company had a working capital deficit of $2,404,635. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on our July 31, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

The Company believes it will require additional funds to continue its operations through fiscal 2018 and to continue to develop its existing projects and expand into new projects. The Company plans to raise such funds by generating additional sales revenue, implementing cost reductions, and raising loans from major shareholders and directors, or a combination thereof, and the Company believes it is capable of raising such funds in the coming fiscal year. There are no assurances such funds will be available, and if available, at terms acceptable to the Company. The consolidated financial statements do not include any adjustments that may result from this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies and Estimates

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Use of estimates include allowance for doubtful accounts receivable, valuation of inventory, valuation of advances to suppliers, impairment analysis of long-term assets, valuation allowance on deferred income taxes, valuation of warranty reserves, and the accrual of potential liabilities.

Revenue Recognition

I. Sales of power generation system in conjunction of system installation are recognized under accounting for construction-type contracts, based on the nature of the contract using the

Completed-Contract Method

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

II. Sales of inventory and others are recognized under ASC 605 when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

Warranty

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

Recent Accounting Pronouncements

See Footnote 1 of consolidated financial statements for a discussion of recently issued accounting standards.

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

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Inflation in China has recently increased substantially. The inflation rate in China was reported at approximately 2% percent for 2017 and 1.8% for 2016 (see http://www.statista.com/statistics/270338/inflation-rate-in-china/).

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

On July 19, 2017, the Company dismissed its independent registered public accounting firm, Yichien Yeh CPA (“Yichien Yeh”). The Company’s Board of Directors adopted resolutions on July 19, 2017 and approved the Audit Committee’s recommendation to dismiss Yichien Yeh.

YichienYeh’s reports on the Company’s financial statements for the fiscal years ended July 31, 2016 and 2015 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that Yichien Yeh did not express an opinion on the Company’s internal control over financial reporting.

During the years ended July 31, 2016 and 2015 and during the period from August 1, 2016 through July 19, 2017, the date of dismissal, (i) there were no disagreements with Yichien Yeh on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Yichien Yeh, would have caused Yichien Yeh to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K. Yichien Yeh furnished the Company with a letter addressed to the SEC stating that it agreed with the statements regarding its dismissal.

Effective upon the dismissal of Yichien Yeh, CPA, the Company, engaged Weinberg & Company, P.A. as the new independent registered public accounting firm of the Company.

During the two most recent fiscal years, ended July 31, 2015 and July 31, 2016 and for the period from August 1, 2016 through July 19, 2017, neither the Company nor anyone on its behalf consulted Weinberg & Company, P.A. regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Company’s financial statements, nor has Weinberg & Company, P.A. provided to the Company a written report or oral advice regarding such principles or audit opinion; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in Item 304(a) (1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of July 31, 2017.

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

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. and concluded that our disclosure controls and procedures as of July 31, 2017 were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2017.

Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2017. Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

Ineffective Control Environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) did not maintain a functioning independent audit committee and did not maintain an independent board (ii) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities (iii) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements; (iv) had inadequate segregation of duties consistent with control objectives; and (v) did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of closing checklists, budget-to-actual analyses, balance sheet variation analysis, proforma financial statements, and the usage of key spreadsheets for monitoring .

Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.

Ineffective controls over our financial statement close and reporting process. The Company did not maintain effective controls over our financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved, (iii) did not maintain effective controls over the recording and approval of recurring and non-recurring journal entries, (iv) did not have controls to monitor and provide appropriate oversight of a third-party consulting firm used to prepare its financial statements, and (v) did not have effective controls over the completeness, existence and accuracy of related party disclosures.

Inadequate controls over recording of sales and accounts receivable. The Company did not maintain effective controls over the completeness, accuracy, and valuation of revenue and accounts receivable. Specifically, the Company had not implemented effective controls to ensure (i) credit checks are performed and the decision-making process as to the credit limit is documented and maintained; (ii) to ensure that that all revenue recognition criteria have been satisfied prior to revenue being recognized, including the collectability criteria is reasonably assured; (iii) to ensure that sales invoices are prepared and issued in a timely manner; (iv) sales are reconciled to the general ledger; (v) cash receipts are matched to amounts invoiced; (vi) the aging of accounts receivables is monitored to verify the completeness and accuracy of computations for the valuation of accounts receivables reserves and (vii) for the analysis of the completed contract versus the percentage of completion method of accounting for contract revenues is accurate and complete.

Inadequate controls over inventory valuation. The Company did not maintain effective controls over the completeness and accuracy of our accounting estimates related to inventory. Specifically, documented processes do not exist for adjustments for excess, defective and obsolete inventory and lower of cost or market considerations.

Inadequate controls over the evaluation of prepayments. The Company did not design and maintain effective controls around the evaluation of prepayments. Specifically, controls were not designed and in place to ensure that the Company properly and timely evaluated impairment of prepayments, and accounted for them in the proper periods.

Inadequate controls over the depreciation of property and equipment. The Company did not design and maintain effective controls around the depreciation of property and equipment. Specifically, the Company did not record the correct amount of depreciation expense or the appropriate book-to-tax temporary difference in connection with the depreciation of certain property and equipment.

Inadequate controls over information technology. The Company did not design and maintain effective controls around the normal backup of the Company’s data. As at July 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013) as the framework to evaluate effectiveness. Because of the material weaknesses described above, management believes that, as of July 31, 2017, the Company’s internal control over financial reporting was not effective based on those criteria.

Management intends to continue to undertake a remediation plan in fiscal year 2018 in response to the identified material weaknesses in financial reporting. In order to improve the efficiency of our internal control over financial reporting, we have taken and are implementing the following measures:

(i)We plan to establish a desired level of corporate governance with regard to identifying and measuring the risk of material misstatement. We have set up a key monitoring mechanism including independent directors and audit committee to oversee and monitor Company’s risk management, business strategies and financial reporting procedure.

(ii) We appointed a suitability qualified Chief Financial Officer in January 2017.

(iii)We have completed the design of internal control system including establishment of comprehensive accounting policies and procedures, and started to implement the internal controls towards the end of fiscal year 2017.

The Company’s independent registered public accounting firm, Weinberg & Company, P.A., has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 15, Page F-4 of this Form 10-K.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Directors and Executive Officers of Xiangtian:

Name	Age	Position
Zhou Deng Hua	51	Chief Executive Officer
Zhou Jian	40	Chairman of the Board General Manager and Director of the Company, Executive Director of Sanhe
Marco Ku Hon Wai	43	Director of the Company
Yizhao Zhang	47	Director of the Company
Jiehua Zhang	44	Director of the Company
Paul Kam Shing Chiu	71	Chief Financial Officer
Zhiqi Zhang	52	General Counsel
Xiping Zheng	53	Manager of Sanhe Manufacturing Department
Tianyu Ma	46	Engineer at Sanhe Technology Department
Lei Sha	33	Manager of Sanhe Sales Department
Chunyin Shi	44	Manager of Sanhe Accounting Department
Xudong Wang	34	Manager of Sanhe Procurement Department
Xiangdong Liu	47	Project Manager

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director, executive officer and key employee of our company, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Zhou Deng Hua has served as our Chief Executive Officer since April 30, 2016 and he has been a member of our Board of Directors since June 2, 2012. Mr. Zhou previously served as Chief Financial Officer (from April 30, 2016 to January 24, 2017), Vice General Manager, and Project Manager of the Company. Mr. Zhou had been a General Manager of Hong Kong Xiangtian International Investment Group Co., Ltd. from October 2005 to December 2007, and Chairman of the Board of Directors of Liaoning Xiangtian Vehicle Air Hybrid Co., Ltd., a company doing research on air power research, from April 2009 to June 2012. Mr. Zhou is qualified to be a member of our Board of Directors due to his extensive experience in the field of air power generation.

Zhou Jian has served as our Chairman of the Board since July 29, 2014, our General Manager since May 15, 2012 and a member of our Board of Directors since June 2, 2012 and the Executive Director of Sanhe since April 12, 2014. From2005 to 2009, Mr. Zhou has been the Chief Financial Officer of Hong Kong Xiangtian International Investment Group Co., Ltd. In addition, he has been the Chairman of the Board of Directors of Xiangtian Kelitai Air Power Machinery Ltd. (“Xiangtian Keltai”) from 2011 to 2012 and the Chairman of the Board of Directors of Beijing Xiangtian Hua-Chuang Air Power Science and Technology Institute Co., Ltd. (“Hua-Chuang”) since March 2012. Xiangtian Keltai is involved in air power research and development. Hua-Chuang is currently dormant. Mr. Zhou received a Bachelor’s degree in Accounting from Southwest Finance University (China). Mr. Zhou has extensive experience in finance and accounting, which we believe makes him well qualified to sit on our Board of Directors.

Marco Ku Hon Wai has served as a director of the Company since June 2017. Mr. Ku is the founder of Sensible Investment Company Limited, an investment consulting firm based in Hong Kong founded in 2013. Mr. Ku has served on the Board of Directors of Orient Paper, Inc. (NYSE MKT: ONP) since November 2014. He was previously Chief Financial Officer of Borneo Resource Investments Limited (OTC: BRNE) from October 2014 to July 2015 and China Marine Food Group Limited (OTC: CMFO) from July 2007 to October 2013, respectively. Prior to his position at China Marine Food Group Limited, Mr. Ku cofounded KISS Catering Group, a food and beverage business in Beijing from October 2005 to April 2007. Mr. Ku worked at KPMG LLP from 1996 to 2000, where his last held position was Assistant Manager. Mr. Ku received a bachelor’s degree in finance from the Hong Kong University of Science and Technology in 1996, and is currently a fellow member of the Hong Kong Institute of Certified Public Accountants.

Yizhao Zhang has served as a director of the Company since June 2017. He has been a director of China Carbon Graphite Inc. since 2009. He is also a director of Kaisa Group Holdings Ltd. (HK: 1638) and HH Biotechnology Holdings Company (OTC BB: HHBT). Mr. Zhang has over 18 years of experience in accounting and internal control, corporate finance, and portfolio management. Previously, Mr. Zhang was the CFO or director at various public companies listed in the US, Hong Kong and Tokyo. Mr. Zhang also had experiences in portfolio management and asset trading at Guangdong South Financial Services Corporation from 1993 to 1999. He is a Certified Public Accountant of the State of Delaware, and a member of the American Institute of Certified Public Accountants (AICPA). He also has the Chartered Global Management Accountant (CGMA) designation. Mr. Zhang graduated with a bachelor’s degree in economics from Fudan University, Shanghai in 1992 and received a Master of Business Administration with concentrations in financial analysis and accounting from the State University of New York at Buffalo in 2003.

Jiehua Zhang has served as a director of the Company since June 2017. Ms. Zhang has over 10 years of experience in accounting. Ms. Zhang has been the financial manager for Cheung Hong Source Co. Ltd. since 2014. She was the financial manager of Luck Sky International Investment Holding Limited from 2012 to 2014. Ms. Zhang worked as an accountant at the Finance Department of Sanbaimen Administrative Committee from 1997 to 2012, after she earned her Bachelor degree from Sun Yat-Sen University.

Paul Kam Shing Chiu has served as our Chief Financial Officer since January 25, 2017. Mr. Chiu has over 30 years of experience in financial accounting and auditing, U.S. GAAP reporting and SEC compliance in addition to management experience in banking and financial services. Mr. Chiu served as the CFO of Caroline-Fargo Capital Ltd. from January 2015 to September 2016. Prior to that, he served as a director of Wai Chong Gold Company Ltd. from January 2011 to December 2014, an independent director of Sino Clean Energy Inc. from August 2011 to December 2012, and an independent director of China Ritar Power Corp. from August 2011 to September 2012. From December 2005 to December 2010, Mr. Chiu was a financial consultant for Lightscape Technologies Inc. and served as a director for the company for June 2011 to June 2013. Mr. Chiu received a bachelor of commerce degree in accounting and business studies from the University of Ottawa in Canada in 1969. He received an MBA from the University of British Columbia in Canada in 1970. Mr. Chiu became a Chartered Accountant of Canada in 1972. He is also a member of Ontario Institute of Chartered Professional Accountants (CPA) and Canadian Institute of Chartered Professional Accountants.

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

Lei Sha has served as the manager of Sanhe’s sales department since October 1, 2016. Previously, Mr. Sha worked as the vice manager at Shopping Center of Dalian Bangda Business Management Co., Ltd from October 2012 to April 2016, where he was responsible for commercial real estate project management. From April 2009 to August 2012, he worked as the marketing director at Harbin Ganglong Real Estate Development Company, where he was responsible for the sales of shopping and office properties. From April 2008 to March 2010, Mr. Sha worked as the leasing manager at Changchun Saide Shopping Center.

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

Board Committees

The Board of Directors is composed of five directors: Mr.Zhou Jian, Mr. Zhou Deng Hua, Mr. Marco Wai Ku Hon, Mr. Yizhao Zhang and Ms. Jiehua Zhang. All board action requires the approval of a majority of directors in attendance at a meeting at which a quorum is present.

The Company has established a Compensation Committee of the Board. Zhou Jian served as the only member of the Compensation Committee from May 2016 to June 22, 2017. On June 23, 2017, Mr. Zhou Jian, Mr. Marco Wai Ku Hon, Mr. Yizhao Zhang, and Ms. Jiehua Zhang were elected to be members of the Compensation Committee.

The Compensation Committee is primarily responsible for reviewing and approving our salary and benefit policies (including equity plans), including compensation of executive officers.

On June 22, 2017, the Company established an Audit Committee of the Board. Mr. Marco Hon Wai Ku, Mr. Yizhao Zhang, and Ms. Jiehua Zhang were elected to be members of the Audit Committee and shall serve the Audit Committee until their successors are duly elected and qualified. Mr. Marco Hon Wai Ku was elected to be the chairman of the Audit Committee.

The Audit Committee is primarily responsible for assisting the Board in fulfilling its oversight role regarding the Company’s financial reporting process, its system of internal control and its compliance with applicable laws, regulations and company policies.

On June 22, 2017, the Company also established a Nominating and Corporate Governance Committee. Mr. Zhou Jian, Mr. Marco Wai Ku Hon Mr. Yizhao Zhang, and Ms. Jiehua Zhang were elected to be members of the Nominating and Corporate Governance Committee and shall serve the Nominating and Corporate Governance Committee until their successors are duly elected and qualified.

The Nominating and Corporate Governance Committee is primarily responsible for overseeing the creation and implementation of the corporate governance policies and procedures; nominating directors and setting policies and procedures for the nomination of directors. The Company does not have procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

ITEM 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Background and Compensation Philosophy

Our Compensation Committee consists of Zhou Jian, Marco Wai Ku Hon, Yizhao Zhang and Jiehua Zhang. Marco Wai Ku Hon, Yizhao Zhang, Jiehua Zhang are independent directors.

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

Elements of Compensation

The Board of Directors' goal in determining compensation levels is to adequately reward the efforts and achievements of executive officers for the management of the Company. The Company has adopted a stock incentive plan named Xiangtian (USA) Air Power Co. Ltd. 2017 Stock Incentive Plan, but has no pension plan, non-equity incentive plan or deferred compensation arrangement. The Company has not used a compensation consultant in any capacity.

Our compensation program for our executive officers and all other employees is designed such that it will not incentivize unnecessary risk-taking. The base salary component of our compensation program is a fixed amount and does not depend on performance. The Compensation Committee also has authority to grant bonuses in the form of cash or equity, but has concluded that no bonuses have been warranted based upon the Company’s performance to date.

Employment Agreements

None of the executive officers except Paul Kam Shing Chiu has an employment agreement with the Company. In the absence of such employment agreements, the PRC Labor Laws provide for employment related terms such as the term of employment, the provision of labor-related insurance, termination for cause, termination on 30 days' notice and termination without notice and the labor-related benefits.

The employment agreement between the Company and Mr. Chiu provides for compensation at the rate of RMB 66,000 (approximately USD 9,816) per month and is terminable by either party upon 60 days’ notice. The term of the employment ends on December 31, 2017.

Elements of Compensation

Base Salary

We provide certain of our executive officers with a base salary. To date, we have relied upon Zhou Deng Hua, our Chief Executive Officer, also being a principal shareholder to align his interest in managing the Company with the interest of shareholders.

The Board of Directors awarded Mr. Zhou Deng Hua compensation at the rate of RMB 20,000 (approximately USD 3,087) per month commencing in April 2016 for his services as our Chief Executive Officer, and he continues to be paid at such rate. Previously, Mr. Zhou received compensation at the rate of RMB 7,000 (approximately USD 1,131) per month from September 2014 through March 2016 while he served as the Vice General Manger and Project Manager of the Company. Mr. Zhou received compensation at the rate of RMB 8,500 (approximately USD 1,375) per month from June 2014 through August 2014.

The Board of Directors awarded Mr. Zhang Zhiqi compensation at the rate of RMB 20,000 (approximately USD 3,087) per month commencing on April 2016, for his services as our General Counsel, and he continues to be paid at such rate. Previously, Mr. Zhang received compensation at the rate of RMB 60,000 (approximately USD 9,663) per quarter from July 2014 through April 2016, for his services as the Chief Executive Officer and Acting Chief Financial Officer.

The Board of Directors awarded Mr. Chiu, our Chief Financial Officer, compensation at the rate of RMB 66,000 (approximately USD 9,816) per month. His employment commenced January 25, 2017.

Sanhe, our operating affiliate, maintains employment contracts with certain key employees. On June 5, 2014, and July 1, 2014, Sanhe, entered into employment agreements with certain significant employees 1) Xiping Zheng, manager of the manufacturing, 2) Tianyu Ma, engineer at the research and development department, 3) Xiaoqin Zhou, manager of the sales department, 4) Chunyin Shi, manager of the accounting department 5) Xudong Wang, manager of the procurement department, and 6) Xiangdong Liu, vice project manager, 7) Xiaoqin Fan, engineer at the research and development department, 8) Yunshan Qi, engineer in the technology department, and 10) Xuelian Zhang, manager of the administration department. None of such key employees earn base salaries of more than RMB120,000 (approximately USD 18,519) per year.

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

Equity Incentives

In June 2017, the Board of Directors adopted a stock incentive plan named Xiangtian (USA) Air Power Co. Ltd. 2017 Stock Incentive Plan (the “Plan”).

The Plan is intended to benefit the stockholders of the Company by providing a means to attract, retain and reward individuals who can and do contribute to the longer-term financial success of the Company. Further, the recipients of stock-based awards under the Plan should identify their success with that of the company's shareholders and therefore will be encouraged to increase their proprietary interest in the Company. The Compensation Committee (the “Committee”) administers the Plan.

The Plan provides for the granting of up to 30,000,000 restricted shares, non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Code), stock appreciation rights ("SARs"), stock award and stock unit awards, performance shares and other cash or share-based awards. In the event of any merger, reorganization, recapitalization, stock split, stock dividend, or other change in corporate structure that affects our common stock, an adjustment may be made to the (a) maximum number of shares available for grants under the plan and/or kind of shares that may be delivered under the plan, (b) the individual award limits under the plan and (c) number, kind and/or price of shares subject to outstanding awards granted under the plan, by the Committee or the Board of Directors, to prevent dilution or enlargement of rights. Shares of stock covered by an award under the plan that is cancelled, expired, forfeited or settled in cash will again be available for issuance in connection with future grants of awards under the Plan.

The Committee or Board of Directors has broad authority to administer the plan, including the authority to determine when and to whom awards will be made, determine the type and size of awards, determine the terms and conditions of awards, construe and interpret the plan and award agreements, establish rates and resolutions for the plan's administration, and amend outstanding awards. Generally, the plan is open to directors, employees and consultants who are selected by the Committee or Board of Directors.

The Plan may be amended, suspended or terminated at any time by our Board of Directors, provided that suspension or termination shall not of itself impair any outstanding award granted under the plan or the applicable participant's rights regarding such award.

As of July 31, 2017, we had not made any awards under the Plan. In the future, we may adopt and establish an equity incentive plan pursuant to which awards may be granted if our Compensation Committee determines that it is in the best interests of our stockholders and the Company to do so.

Option Grants in the Last Fiscal Year

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal year ended July 31, 2017.

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

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and, based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2017.

The Compensation Committee

/s/Zhou Jian

/s/Marco Wai Ku Hon

/s/Yizhao Zhang

/s/Jiehua Zhang

Summary Compensation Table

The following table sets forth the compensation paid by us for the fiscal years ended July 31, 2015, July 31, 2016, and July 31, 2017 for our principal executive officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
	2017	$35,714					$35,714
Zhou Deng Hua	2016	$20,988	-	-	-	-	$20,988
CEO, Acting CFO and	2015	$13,816	-	-	-	-	$13,816
Director(1)

	2017	-					-
Zhou Jian	2016
General Manager and	2015	-	-	-	-	-	-
Director

	2017	$35,714					$35,714
Zhiqi Zhang	2016	$37,038					$37,038
General Counsel(2)	2015	$38,652					$38,652

Roy Thomas Phillips	2015	-	-	-	-	-	-
Former Chief
Operating Officer and
Acting Chief
Financial Officer(3)	2014	-	-	-	-	-	-

	2017	$90,500					$90,500
Paul Kam Shing Chiu	2016	-	-	-	-	-	-
Chief Financial Officer	2015	-	-	-	-	-	-

	2017	$3,500					$3,500
Marco Ku Hon Wai	2016	-	-	-	-	-	-
Director	2015	-	-	-	-	-	-

	2017	$3,500					$3,500
Yizhao Zhang	2016	-	-	-	-	-	-
Director	2015	-	-	-	-	-	-

	2017	$3,500					$3,500
Jiehua Zhang	2016	-	-	-	-	-	-
Director	2015	-	-	-	-	-	-

(1)	Prior to April 30, 2016, Zhou Deng Hua was Vice General Manager.

(2)	Prior to April 30, 2016, Zhiqi Zhang was CEO and Acting CFO.

(3)

Mr. Phillips received no compensation for his duties as Acting Chief Financial Officer or Chief Operating Officer during the fiscal year ended July 31 2014. He was appointed Acting Chief Financial Officer on July 29, 2014 and resigned from all positions on March 29, 2015. Fiduciary Consultants, an entity in which Mr. Thomas is a principal, received $546,859 through June 22, 2014 from Bezalel International LLC (USA), a consulting firm that is not affiliated with the Company, for advisory services to LuckSky Group, an affiliate of the Company.

Director Compensation

Effective as of June 23, 2017, Marco Hon Wai Ku, Mr. Yizhao Zhang, and Ms. Jiehua Zhang were elected as independent directors of the Company's Board of Directors, with a term of office expiring at the Company's next annual meeting of stockholders and the election of successors. Each independent director will receive USD 3,500 per month as compensation for their services as independent directors of the Company's Board of Directors. The board has not implemented a plan to award options to any director. The Company has entered into agreements with each independent Director with respect to such compensation.

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

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

Our bylaws provide for the indemnification of our present and prior directors and officers or any person who may have served at our request as a director or officer of another corporation in which we own shares of capital stock or of which we are a creditor, against expenses actually and necessarily incurred by them in connection with the defense of any actions, suits or proceedings in which they, or any of them, are made parties, or a party, by reason of being or having been director(s) or officer(s) of us or of such other corporation, in the absence of negligence or misconduct in the performance of their duties. In addition, we have entered into indemnification agreements with each of the independent Directors. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth information regarding beneficial ownership of our common stock as of October 14, 2017 (i) by each person who is known to us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated each stockholder has sole voting power and dispositive power with respect to the indicated shares.

Name & Address of	Office, If Applicable	Amount and	Percent of Class
Beneficial Owner(1)		Nature of
		Beneficial Ownership
Executive Officers
and Directors
Zhou Jian (2)	General Manager, Director	264,850,740	44.8%
Zhou Deng Hua	Chief Executive Officer	101,831,136	17.2%
Marco Hon Wai Ku	Director	0	0%
Yizhao Zhang	Director	0	0%
Jiehua Zhang	Director	0	0%
Zhiqi Zhang	General Counsel	0	0%
Paul Kam Shing Chiu	Chief Financial Officer	0	0%
Global Select Advisors Ltd.		60,000,000(3)	10.2%
Lifang Zhao
Dong Chang Fu Qu Zheng,
Jia Zhen Zhao JiaCun
236, Liao Cheng, SH-
252000, China		52,691,675	8.9%
Executive officers and
directors as a group		366,681,876	62.9%

(1)

Unless otherwise indicated, the address for each director and officer is c/o Lucky Sky International Investment Holdings Limited, Unit 602, Causeway Bay Common Bldg 1, Sugar Street, Causeway Bay, Hong Kong.

(2)	Mr. Zhou disclaims beneficial ownership of 15,191,260 shares owned by Zhou Deng Rong, his father.

(3)

On September 23, 2013, the Company issued 60,000,000 shares of restricted common stock at $0.001 per share to Mr. Roy Thomas Phillips, who was a consultant to the Company and then served as the acting CFO of the Company beginning July 29, 2014. The shares were subsequently transferred to Global Select Advisors Ltd., a company controlled by Mr. Phillips. The shares were issued in contemplation of a secondary offering. The Company’s position is that these shares should be cancelled since no secondary offering was consummated. Mr. Phillips advised the Company that he would return 55,000,000 shares for cancellation and that he is evaluating the 5,000,000 shares to make an accommodation with respect to such shares, but has made no specific request. The Company intends to have the 60,000,000 shares cancelled.

Change of control

There are currently no arrangements which would result in a change in control of us.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Sales to related party

In August 2016, Sanhe began three construction projects for installation of PV panels with Sanhe Liguang Kelitai Equipment Ltd (“Sanhe Keilitai”). Sanhe Keilitai is majority (95%) owned by Zhou Jian, our Chairman of the Board. During the year ended July 31, 2017, revenue of $170,588 and costs of sales of $147,466 were recognized related to these projects. At July 31, 2017, costs in excess of billings of these contracts totaled $46,510.

Advances due to Directors

Advances due to Directors at July 31, 2017 and 2016 were $500,247 and $414,876, respectively. The Advances are unsecured, non interest bearing and due on demand with no formal terms of repayment.

	July 31,	July 31,
Due to related parties:	2017	2016

Advances due to Zhou Deng Rong	$1,953,169	$1,190,370
Lease payable to Lucksky Group	399,652	280,304
Lease payable to Samhe Dong Yi	-	246.060
	$2,352,821	$1,716,734

The advances due to Zhou Deng Rong, our former CEO, are unsecured, non-interest bearing, and due on demand.

Sanhe leases its principal office, factory and dormitory from LuckSky Group in Sanhe City, Hebei Province. LuckSky Group is owned by Zhou Deng Rong, our former CEO and Zhou Jian, our General Manager and Chairman of the Board. The space in the office, factory and dormitory being leased are 1296, 5160 and 1200 square meters, respectively. The office and factory space are leased for a rent of $102,295 (RMB 697,248) per year and the dormitory is leased for a rent of $19,014 (RMB 129,600) per year. The leases expire in April 30, 2024 and are subject to renewal with a prior two-month written notice. LuckSky Group is in the process of obtaining the land use approval and ownership certificate of the leased building. As of July 31, 2017, 2016 and 2015, the lease payables to LuckSky Group were $399,652, $280,304 and $166,443, respectively. The leases expire in April 30, 2024 and are subject to renewal with a prior two-month written notice. For the years ended July 31, 2017, 2016, and 2015, rent expenses for the lease with Lucksky were $121,309, $127,835, and $33,253, respectively.

Through August 1, 2015, Sanhe leased a second factory and office in Sanhe City from Sanhe Dong Yi Glass Machine Company Limited (Sanhe Dong Yi), which is owned by Zhou Deng Rong. On August 1, 2015, the lease was terminated, and at July 31, 2016, $246,060 of past rent was due Sanhe Dong Yi. During the year ended July 31, 2017, Sanhe Dong Yi agreed to forgive the liability. As the transaction was between the Company and Zhou Deng Rong, a related party, the Company accounted for the gain as a capital contribution. For the years ended July 31, 2016 and 2015, rent expense for the lease with Sanhe Dong Yi was $211,701 and $51,307.

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

ITEM 14. Principal Accountant Fees and Services

	Year ended July 31,
	2017	2016
Audit Fees	$180,000	$70,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$180,000	$70,000

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

2.4	Common Stock Purchase Agreement dated July 25, 2014 by and among the Registrant, Zhou Deng Rong and Zhou Jian (previously filed with Current Report on 8-K on August 4, 2012)

3.1	Articles of Incorporation of the Registrant (previously filed with Form S-1 Registration Statement on September 18, 2009)

3.2	By-laws of the Registrant (previously filed with Form S-1 Registration Statement on September 18, 2009)

3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant dated August 14, 2013 ( previously filed with Current Report on 8-K on August 20, 2013)

10.1	Framework Agreement on Business Cooperation dated July 25, 2014 by and between Luck Sky Shen Zhen and Sanhe (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

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

10.10

Project Transfer Agreement dated April 18, 2014 by and between Sanhe and Bin Zhou Xin Tuo Natural Energy Electrical Engineering Limited (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.11

Project Transfer Agreement dated April 25, 2014 by and between Sanhe and Xianning Auspicious Day Air Energy Power Company Limited (translated to English) (previously filed with Current Report on 8- K on August 4, 2014)

10.12	Lease Agreements dated May 1, 2014 by and between Sanhe and LuckSky Group (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.13	Lease Agreement dated April 1, 2014 by and between Sanhe and Sanhe Dong Yi (translated to English) (previously filed with Current Report on 8-K on August 4, 2014)

10.14	Consulting Agreement between Beijing Luck Sky Oriental Power Engineering LLC and Bezalel International LLC dated May 22, 2013 (previously filed with Current Report on 8-K on August 4, 2014)

10.15

Amendment to Project Transfer Agreement dated November 12, 2014 between Sanhe and Bing Zhou Xin Tuo Natural Energy Electrical Engineering Limited (translated to English) (previously filed with Current Report on 10-K on November 20, 2014)

10.16	Amendment to Project Transfer Agreement dated November 12, 2014 between Sanhe and Xianning Xiangtian Air Energy Electric Company (previously filed with Current Report on 10-KA on April 24, 2015)

10.17	Consulting Agreement between Xiangtian (USA) Air Power Co., Ltd. and Bezalel International LLC dated June 22, 2014 (previously filed with Current Report on 10-KA on April 24, 2015)

10.18	Equipment Transfer Contract dated May 19, 2014 between Sanhe and Xiangtian Kelitai (previously filed with Current Report on 10-KA on April 24, 2015)

10.19

Loan Agreement dated July 18, 2013 between Sanhe and Xiangtian Kelitai, pursuant to which Sanhe borrowed RMB 7,722,000 from Xiangtian Kelitai (previously filed with Current Report on 10-KA on April 24, 2015)

10.20	Loan Agreement dated April 1, 2014 between Sanhe and LuckSky Group, pursuant to which Sanhe borrowed RMB 3,000,000 from LuckSky Group (previously filed with Current Report on 10-KA on April 24, 2015)

10.21	Inventory Transfer Agreement dated April 30, 2014 between Sanhe and Xiangtian Kelitai (previously filed with Current Report on 10-KA on April 24, 2015)

10.22	Loan agreement dated April 25, 2015 between Sanhe and Xiangtian Kelitai.Air Powered Machinery Co., Ltd., Yaojiao Branch office (Filed with Current Report on 10-K on November 13, 2015)

10.23	Xiangtian (USA) Air Power Co. Ltd. 2017 Stock Incentive Plan (the “Plan”) (Filed with Current Report on Form 8-K on July 5, 2017)

10.24	Letter dated July 24, 2017 from Yichien Yeh, CPA to the Securities and Exchange Commission. (Filed with Report on Form 8-K on July 24, 2017)

21.1	List of Subsidiaries (previously filed with Current Report on 8-K on August 4, 2014)

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act. (Filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Zhou Deng Hua, Chief Executive Officer. (Filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Paul Kam Shing Chiu, Chief Financial Officer. (Filed herewith)

XBRL Exhibit

101.INSXBRL	Instance Document*
101.SCH XBRL	Taxonomy Extension Schema Document.*
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document.*
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document.*
101.LAB XBRL	Taxonomy Extension Label Linkbase Document.*
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document.*

*filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

XIANGTIAN (USA) AIR POWER CO., LTD.

By: /s/ Zhou Deng Hua
Name: Zhou Deng Hua
Title: Chief Executive Officer
(Principal Executive Officer)
Date: October 31, 2017

By: /s/ Paul Kam Shing Chiu
Name: Paul Kam Shing Chiu
Title: Chief Financial Officer
(Principal Financial Officer)
Date: October 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

XIANGTIAN (USA) AIR POWER CO., LTD.
(Registrant)

By: /s/ Zhou Deng Hua
Name: Zhou Deng Hua
Title: Chief Executive Officer
(Principal Executive Officer)
Date: October 31, 2017

By: /s/ Zhou Jian
Name: Zhou Jian
Title: Director
Date: October 31, 2017

By: /s/ Paul Kam Shing Chiu
Name: Paul Kam Shing Chiu
Title: Chief Financial Officer
(Principal Financial Officer)
Date: October 31, 2017

By: /s/ Marco Hon Wai Ku
Name: Marco Hon Wai Ku
Title: Director
Date: October 31, 2017

By: /s/ Yizhao Zhang
Name: Yizhao Zhang
Title: Director
Date: October 31, 2017

By: /s/ Jiehua Zhang
Name: Jiehua Zhang
Title: Director
Date: October 31, 2017

Xiangtian (USA) Air Power Co., Ltd.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2017, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Xiangtian (USA) Air Power Co., Ltd.

We have audited the accompanying consolidated balance sheet of Xiangtian (USA) Air Power Co., Ltd. and subsidiaries (the “Company”) as of July 31, 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xiangtian (USA) Air Power Co., Ltd. and subsidiaries as of July 31, 2017, and the consolidated results of its operations and its cash flows for the year ended July 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, for the years ended July 31, 2017 and 2016, the Company incurred net losses and had a working capital deficit as of July 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 31, 2017 expressed an adverse opinion on the Company’s internal control over financial reporting.

/s/Weinberg & Company, P.A.

Weinberg & Company, P.A.
Los Angeles, California
October 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Xiangtian (USA) Air Power Co., Ltd and its Subsidiaries

We have audited the accompanying consolidated balance sheet of Xiangtian (USA) Air Power Co., Ltd and its Subsidiaries as of July 31, 2016, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2016. Xiangtian (USA) Air Power Co., Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Yichien Yeh, CPA

Yichien Yeh, CPA
Oakland Gardens, NY
October 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Xiangtian (USA) Air Power Co., Ltd.

We have audited the internal control over financial reporting Xiangtian (USA) Air Power Co., Ltd. and subsidiaries (the “Company”) as of July 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment as of July 31, 2017:

Ineffective Control Environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) did not maintain a functioning independent audit committee and did not maintain an independent board (ii) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities (iii) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements; (iv) had inadequate segregation of duties consistent with control objectives; and (v) did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of closing checklists, budget-to-actual analyses, balance sheet variation analysis, proforma financial statements, and the usage of key spreadsheets for monitoring. Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved, (iii) did not maintain effective controls over the recording and approval of recurring and non-recurring journal entries, (iv) did not have controls to monitor and provide appropriate oversight of a third-party consulting firm used to prepare its financial statements, and (v) did not have effective controls over the completeness, existence and accuracy of related party disclosures.

Inadequate controls over recording of sales and accounts receivable. The Company did not maintain effective controls over the completeness, accuracy, and valuation of revenue and accounts receivable. Specifically, the Company had not implemented effective controls to ensure that (i) credit checks are performed and the decision-making process as to the credit limit is documented and maintained; (ii) that all revenue recognition criteria have been satisfied prior to revenue being recognized, including the collectability criteria is reasonably assured; (iii) sales invoices are prepared and issued in a timely manner; (iv) sales are reconciled to the general ledger; (v) cash receipts are matched to amounts invoiced; (vi) the aging of accounts receivables is monitored to verify the completeness and accuracy of computations for the valuation of accounts receivables reserves and (vii) the analysis of the completed contract verse the percentage of completion method of accounting for contract revenues is accurate and complete.

Inadequate controls over inventory valuation. The Company did not maintain effective controls over the completeness and accuracy of its accounting estimates related to inventory. Specifically, documented processes do not exist for adjustments for excess, defective and obsolete inventory and lower of cost or market considerations.

Inadequate controls over the evaluation of prepayments. The Company did not design and maintain effective controls around the evaluation of prepayments. Specifically, controls were not designed and in place to ensure that the Company properly and timely evaluated impairment of prepayments, and accounted for them in the proper periods.

Inadequate controls over the depreciation of property and equipment. The Company did not design and maintain effective controls around the depreciation of property and equipment. Specifically, the Company did not record the correct amount of depreciation expense or the appropriate book-to-tax temporary difference in connection with the depreciation of certain property and equipment.

Inadequate controls over information technology. The Company did not design and maintain effective controls around the normal backup of the Company’s data. As at July 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended July 31, 2017, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, Xiangtian (USA) Air Power Co., Ltd. has not maintained effective internal control over financial reporting as of July 31, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of July 31, 2017 and the consolidated related statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended of the Company and our report dated October 31, 2017 expressed an unqualified opinion on those financial statements, modified for a going concern uncertainty.

/s/Weinberg & Company, P.A.

Weinberg & Company, P.A.
Los Angeles, California
October 31, 2017

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Balance Sheets
(Stated in US Dollars)

	July 31,	July 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$1,156,969	$1,226,220
Accounts receivable, net	1,142,631	2,848,904
Inventories	550,413	2,080,853
Advances to suppliers	1,168,867	4,594,299
Costs in excess of billings	2,916,902	710,652
Other receivables	12,308	491,290
Other current asset	-	126,395
Total current assets	6,948,090	12,078,613

Property, plant and equipment, net	4,330,333	4,520,735
Deposit for property, plant and equipment	2,080,436	178,617
Total non-current assets	6,410,769	4,699,352
Total assets	$13,358,859	$16,777,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,015,806	$4,851,630
Advance from customers	471,880	620,814
Due to related parties	2,352,821	1,716,734
Due to director	500,247	414,876
Income taxes payable	544,508	436,786
Other payables	467,463	234,791
Total current liabilities	9,352,725	8,275,631

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 591,042,000 shares issued and outstanding	591,042	591,042
Additional paid-in capital	9,962,555	9,713,675
Subscription receivable	(310,000)	(310,000)
Accumulated deficit	(5,377,094)	(812,935)
Accumulated other comprehensive loss	(860,369)	(679,448)
Total stockholders’ equity	4,006,134	8,502,334
Total liabilities and stockholders’ equity	$13,358,859	$16,777,965

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Statement of Operations and Comprehensive Income (Loss)
(Stated in US Dollars)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2017	2016	2015
Revenue:
Significant customer	$6,798,985	$8,705,527	$-
Other customers	2,551,798	1,323,231	20,772,028
Related party	170,588	811,197	-
Total revenue	9,521,371	10,839,955	20,772,028

Cost of sales	8,543,207	9,642,803	17,781,011

Gross profit	978,164	1,197,152	2,991,017

Operating expenses:
Selling, general and administrative expenses (including $121,309, $127,835, and $344,736 to related parties for the year ended July 31, 2017, 2016, and 2015, respectively)	2,593,916	1,663,621	1,237,953
Provision for doubtful accounts	1,395,152	60,242	-
Impairment of advances to suppliers	1,404,565	-	-
Total operating expenses	5,393,633	1,723,863	1,237,953

Income (loss) from operations	(4,415,469)	(526,711)	1,753,064

Other income (expense)
Other income	8,222	144,933	(103)
Interest income (expense)	1,329	276	(178,661)
Total other income (expense), net	9,551	145,209	(178,764)

Income (loss) before taxes	(4,405,918)	(381,502)	1,574,300

Income tax expense	(158,241)	(226,682)	(916,840)

Net income (loss)	(4,564,159)	(608,184)	657,460

Foreign currency translation adjustment	(180,921)	(694,964)	7,492
Comprehensive income (loss)	$(4,745,080)	$(1,303,148)	$664,952

Net earnings (loss) per common share – basic and diluted	$(0.01)	$(0.00)	$0.00
Weighted average number of common shares outstanding - basic and diluted	591,042,000	591,042,000	597,907,753

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Statement of Stockholders’ Equity
For the Years Ended July 31, 2017, 216, and 2015
(Stated in US Dollars)

	Common Stock
			Additional			Other
		Par	Paid-in	Subscription	Deficit	Comprehensive
	Shares	Value	Capital	Receivable	Accumulated	Income (Loss)	Total

Balances, August 1, 2014	598,042,000	$598,042	$9,451,675	$(317,000)	$(862,211)	$8,024	$8,878,530
Rent contributed by shareholders	-	-	6,000	-	-	-	6,000
Cancellation of issued shares	(7,000,000)	(7,000)	-	7,000	-	-	-
Other comprehensive income	-	-	-	-	-	7,492	7,492
Net income	-	-	-	-	657,460	-	657,460

Balances, July 31, 2015	591,042,000	591,042	9,457,675	(310,000)	(204,751)	15,516	9,549,482
Rent contributed by shareholders	-	-	6,000	-	-	-	6,000
Contribution from shareholders	-	-	250,000	-	-	-	250,000
Other comprehensive income	-	-	-	-	-	(694,964)	(694,964)
Net loss	-	-	-	-	(608,184)	-	(608,184)

Balances, July 31, 2016	591,042,000	591,042	9,713,675	(310,000)	(812,935)	(679,448)	8,502,334
Rent contributed by shareholders	-	-	6,000	-	-	-	6,000
Cancellation of lease obligation to shareholders recorded as capital contribution	-	-	242,880	-	-	-	242,880
Other comprehensive income	-	-	-	-	-	(180,921)	(180,921)
Net loss	-	-	-	-	(4,564,159)	-	(4,564,159)

Balances, July 31, 2017	591,042,000	$591,042	$9,962,555	$(310,000)	$(5,377,094)	$(860,369)	$4,006,134

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power C o., Ltd.
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(4,564,159)	$(608,184)	$657,460
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	281,722	266,773	414,623
Provision for warranty reserve	65,833	-	-
Allowance for doubtful accounts	1,395,152	60,242	-
Impairment of advances to suppliers	1,404,565	-	-
Impairment of inventories	337,000	-	-
Gain on termination of capital lease	-	(128,379)	-
Rent contributed by shareholders	6,000	6,000	6,000
Changes in operating assets and liabilities:
Accounts receivable	292,492	1,758,079	(4,736,375)
Inventories	1,188,831	1,378,402	6,315,793
Advance to suppliers	2,020,867	485,715	2,438,844
Cost in excess of billings	(2,206,250)	(727,901)	-
Other receivables	302,927	43,289	(337,078)
Other current assets	129,463	594,895	422,426
Due from related party	-	583,124	(581,671)
Deferred tax asset	-	-	113,932
Accounts payable and accrued liabilities	164,176	1,881,936	2,900,812
Advance from customers	(148,934)	(5,360,309)	(6,056,247)
Other payables and tax payables	274,561	115,154	607,729
Deferred tax liability	-	26,832	83,388
Net cash provided by operating activities	944,246	375,668	2,249,636

Cash flows from investing activities:
Purchase of property and equipment	(1,989,195)	(91,814)	(63,234)
Other assets	176,055	(154,325)	(32,319)
Net cash used in investing activities	(1,813,140)	(246,139)	(95,553)

Cash flows from financing activities:
Advances from (repayment to) related parties	860,793	671,461	(2,022,822)
Advances from (repayment to) director	86,936	(2,817)	(13,007)
Capital contribution from shareholders	-	250,000	-
Net cash provided by (used in) financing activities	947,729	918,644	(2,035,829)

Effect of exchange rate change on cash	(148,086)	(323,982)	(173,013)
Net change in cash and cash equivalents	(69,251)	724,191	(54,759)

Cash and cash equivalents - beginning of period	1,226,220	502,029	556,788

Cash and cash equivalents - end of period	$1,156,969	$1,226,220	$502,029

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$46,405	$140,171	$426,616

Supplemental non-cash investing and financing information:
Cancellation of lease obligation recorded as capital contribution	$242,880	$-	$-
Rent contributed by shareholders	$6,000	$6,000	$6,000

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Notes to Consolidated Financial Statements
For theYears ended July 31, 2017, 2016, and 2015

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Xiangtian (USA) Air Power Co., Ltd. (the “Company”) was incorporated in the State of Delaware on September 2, 2008 as Goa Sweet Tours Ltd. On April 17, 2012, the Company entered into Share Purchase Agreements, by and among, Luck Sky International Investment Holdings Limited (“Lucky Sky”), an entity owned and controlled by Zhou Deng Rong, and certain of our former stockholders who owned, in the aggregate, 7,200,000 shares of the Company’s common stock (90% of the at then outstanding shares). On May 15, 2012, Luck Sky purchased all 7,200,000 shares for an aggregate of $235,000. Effective May 29, 2012, the Company’s name was changed to “Xiangtian (USA) Air Power Co., Ltd.”. Effective October 31, 2016, the Company reincorporated in the State of Nevada.

On May 30, 2014, the Company entered into the Stock Purchase Agreement with Mr. Zhou Jian, the sole shareholder of Luck Sky (Hong Kong) Aerodynamic Electricity Limited (“LuckSky HK”) and acquired Luck Sky Aerodynamic and Luck Sky Shen Zhen, its subsidiary organized in the PRC. As a result, Luck Sky HK became our wholly owned subsidiary and Luck Sky Shen Zhen became our indirect subsidiary through Luck Sky HK.

The Company is in the field of Compressed Air Energy Storage in China and produces electricity generation systems that combine our compressed air storage technology with photovoltaic (PV) panels to achieve a continuous supply of power under weather conditions that are unfavorable to the generation of electricity from PV panels alone. All of the Company’s operations are through its variable interest entities located in the Peoples’ Republic of China (PRC).

Going concern

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended July 31, 2017, the Company incurred a net loss of $4,564,159, and at July 31, 2017, the Company had a working capital deficit of $2,404,635. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on our July 31, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

The Company believes it will require additional funds to continue its operations through fiscal 2018 and to continue to develop its existing projects and expand into new projects. The Company plans to raise such funds by generating additional sales revenue, implementing cost reductions, and raising loans from major shareholders and directors, or a combination thereof, and the Company believes it is capable of raising such fundsin the coming fiscal year. There are no assurances such funds will be available, and if available, at terms acceptable to the Company. The consolidated financial statements do not include any adjustments that may result from this uncertainty.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s consolidated financial statements are expressed in U.S. dollars.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant accounting estimates include, among others, the allowance for doubtful accounts receivable, valuation of inventory, valuation of advances to suppliers, impairment analysis of long-term assets, valuation allowance on deferred income taxes, valuation of warranty reserves, and the accrual of potential liabilities. Actual results may differ materially from those estimates.

Principle of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries, the VIEs for which the Company or its subsidiary is the primary beneficiary and the VIEs' subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Variable Interest Entity

Lucksky Holding (Group) Co. Ltd (“LuckSky Group”)was established in 2000 by Zhou Deng Rong after he obtained a series of patents and developed the compressed air energy storage and related technology. Sanhe City Lucksky Electrical Engineering Co., Ltd. (“Sanhe”), a corporation incorporated under the laws of the PRC, was established in July 2013 and was under common control with LuckSky Group. In July, 2014, LuckSky Group transferred to Sanhe its assets and liabilities related to its compressed air energy storage power generation technology and PV panel installations which are recorded at their historical cost basis.

On July 25, 2014, Luck Sky Shen Zhen; Sanhe, and Mr. Zhou Jian and Mr. Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe; entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Sanhe became Luck Sky Shen Zhen’s contractually controlled affiliate. The purpose and effect of the VIE Agreements between Sanhe and Luck Sky Shen Zhen enables the Company to substantially influence the daily operations and financial affairs of Sanhe, appoint its senior executives, and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which obligates Luck Sky Shen Zhen to absorb a majority of the risk of loss from the activities of Sanhe and enables Luck Sky Shen Zhen to receive a majority of its expected residual returns, the Company accounts for Sanhe as a variable interest entity (VIE).

Simultaneously, the Company entered into a common stock purchase agreement with Zhou Jian and Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe, in consideration for the execution of the VIE Agreements. Pursuant to the Stock Purchase Agreement, the Company issued Zhou Jian and Zhou Deng Rong 264,850,740 and 8,191,260 shares, respectively, of our common stock, representing 51.4% of our issued and outstanding shares of common stock.

The principal terms of the agreements entered into among Sanhe and Luck Sky Shen Zhen, the primary beneficiary, are described below:

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

The Framework Agreement and the Exclusive Management Agreement have initial terms of ten years but each contains a renewal provision that allows Luck Sky Shen Zhen to extend the term of such agreements at its sole option by written notice with no limitation as to such extensions. The other agreements are of unlimited duration.

The Company’s total assets and liabilities presented in the consolidated financial statements represent substantially all of total assets and liabilities of the VIE because the other entities in the consolidation are non-operating holding entities with nominal assets and liabilities. The following financial statement amounts and balances of the VIE were included in the accompanying consolidated financial statements as of July 31, 2017, 2016 and 2015 and for the years ended July 31, 2017, 2016 and 2015, respectively:

	July 31, 2017	July 31, 2016
Total assets	$13,070,348	$16,566,891
Total liabilities	8,498,122	7,944,737

	For the year	For the year	For the year
	ended	ended	ended
	July 31,	July 31,	July 31,
	2017	2016	2015
Revenues	$9,502,952	$10,839,955	$20,772,028
Net income (loss)	(4,124,909)	(263,796)	165,029

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash denominated in Renminbi (RMB) with a US dollar equivalent of $1,154,188 and $1,202,049 at July 31, 2017 and 2016, respectively, were held in accounts at financial institutions located in the PRC‚which is not freely convertible into foreign currencies. The Company and its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

Revenue Recognition

Revenues are generated from (i) the sale and installation of power generation systems and PV systems and (ii) the sale of inventories, primarily made up of PV panels.

Sale and installation of power generation systems and PV systems

Sales of power generation system in conjunction of system installation are generally recognized using the completed-contract method and revenue is recognized when the contract is substantially complete and when collectability is reasonably assured. For certain contracts that are longer term primarily due to the licensing process, the percentage-of-completion method is used. We provide for any loss that we expect to incur on contracts when that loss is probable.

For the years ended July 31, 2017, 2016, and 2015, the gross revenue recognized under completed-contract method was $6,894,866, $9,878,834, and $20,772,028, respectively. For the years ended July 31, 2017 and 2016, the gross revenue recognized under percentage-of-completion method was $405,077 and $874,510, respectively. There was no revenue recognized under the percentage-of-completion method in 2015.

Sales of inventories

Sales of inventories is recognized when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

For the year ended July 31, 2017, the gross revenue recognized from the sale of inventory was $2,177,783. For the years ended July 31, 2016 and 2015, there were no inventory sales

Accounts Receivable

Accounts receivables are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers' balances categorized by the number of months the underlying invoices have remained outstanding. At July 31, 2017 and 2016, accounts receivable are net of allowances of $1,472,296 and $58,815. At July 31, 2015, there was no such allowances.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the weighted average basis. Inventories consist of raw materials, including PV panels, storage tanks and other accessory parts, work in process, and finished goods. When appropriate, allowances to inventories are recorded to write down the cost of inventories to their net realizable value. For the year ended July 31, 2017, an allowance of $341,609 was recorded for inventories and reflected as cost of sales on the accompanying statement of operations.For the years ended July 31, 2016 and 2015, there were no such allowances.

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation and impairment losses. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method from the time the assets are placed in service. Estimated useful lives are as follows, taking into account the assets' estimated residual value:

Classification	Estimated useful life
Machinery equipment	5-10 years
Computer and office equipment	3 years
Vehicles	5 years

Major additions, renewals and betterments are capitalized, while maintenance and repairs are expensed as incurred. Gains or losses on dispositions of property and equipment are included in operating income (loss).

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended July 31, 2017, 2016, and 2015, the Company did not recognize any impairments for its property and equipment.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of July 31, 2017, 2016 and 2015.

The Company believes the carrying amount reported in the balance sheet for cash, accounts receivable, inventory, other receivables, accounts payable, accrued liabilities and other payables approximate fair value because of the short-term nature of such instruments.

Concentration of Credit Risk and Significant Customers

The Company, by policy, routinely assesses the financial strength of its customers. As a result, the Company believes that its provision for bad debt is sufficiently accrued. During the year ended July 31, 2017 and 2016, Xianning Lucksky Aerodynamic Electricity Ltd (“Xianning Lucksky”) represented 71% and 80% of the Company's revenue, respectively (See Note 8). One other customer accounted for 12% of revenue for the year ended July 31, 2017. At July 31, 2017 and 2016, Xianning Lucksky accounted for 88% and 49%, respectively, of accounts receivable. For the year ended July 31, 2015, one customer, Binzhou Xintuo, accounted for 84% of revenue.

Warranty

The Company generally provides limited warranties for work performed under its contracts. The warranty periods typically extend for up to five years following substantial completion of the Company's work on a project. At the time a sale is recognized, we record estimated future warranty costs. Such estimated costs for warranties are estimated at completion. Generally, the estimated claim rates of warranty are based on actual warranty experience or Company’s best estimate. For the year ended July 31, 2017, a warranty reserve of $65,833 was recorded. There were no such reserves record in 2016 or 2015. No right of return exists on sales of inventory.

Value added taxes

The Company is subject to value added tax (“VAT”). Revenue from sales of goods purchased from other entities is generally subject to VAT at the rate of 17%. The Company is entitled to a refund for VAT already paid on goods purchased. The VAT balance is recorded in other payables on the balance sheets. Revenues are presented net of applicable VAT.

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

Comprehensive Loss

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income”. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company had other comprehensive income (loss) of ($180,921), ($694,964) and $7,492 for the years ended July 31, 2017, 2016, and 2015, respectively, from foreign currency translation adjustments.

Foreign Currency Translation

The reporting currency of the Company is the United States Dollars. The functional currency of the Company is the Chinese Renminbi (“RMB”) as substantially all of the Company’s PRC subsidiaries’ operations use this denomination. Foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenues and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

For the purpose of presenting these financial statements of subsidiaries in PRC, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 6.7240, 6.6371 and 6.2097 as of July 31, 2017, July 31, 2016 and July 31, 2015, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 6.8160, 6.4798 and 6.1884 for the year ended July 31, 2017, July 31, 2016 and July 31, 2015, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

For the purpose of presenting these financial statements of the subsidiary in Hong Kong, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 7.8100, 7.7588 and 7.7514 as of July 31, 2017, July 31, 2016 and July 31, 2015, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 7.7696, 7.7595 and 7.7536 for the year ended July 31, 2017, July 31, 2016 and July 31, 2015, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at July 31, 2017, 2016 or 2015.

Statutory Reserves

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, and ASU 2017-05, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows. The Company will adopt the provisions of this statement in the first quarter of fiscal 2019, using the modified retrospective approach.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements and related disclosures.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 –ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	July 31,	July 31,
	2017	2016
Accounts receivable	$2,614,927	$2,907,719
Less: allowance for doubtful accounts	(1,472,296)	(58,815)

Accounts receivable, net	$1,142,631	$2,848,904

During the years ended July 31, 2017 and 2016, the Company recorded a provision of $1,395,152 and $60,242, respectively, related to long outstanding accounts receivables which the Company deemed were no longer collectible.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	July 31,	July 31,
	2017	2016
Raw materials and parts	$801,437	$2,080,853
Work in process	54,924	-
Finished goods	35,661	-
Total	892,022	2,080,853
Less: allowance for inventory reserve	(341,609)	-
Inventory, net	$550,413	$2,080,853

During the year ended July 31, 2017, the Company provided a reserve of $341,609 to account for slow moving inventory items which has been reflected as part of cost of sales. There were no such charges during the years ended July 31, 2016 and 2015.

NOTE 4 – COSTS IN EXCESS OF BILLINGS

Costs in excess of billings relate to certain contracts and consist of the following:

	July 31, 2017	July 31, 2016
Costs in excess of billings on uncompleted contracts- related party	$46,510	$710,652
Costs on contracts not yet recognized	2,870,392	-
Costs in excess of billings	$2,916,902	$710,652

Contracts accounted for under the percentage-of- completion method:
Costs incurred on uncompleted contracts-related party	$172,922	$853,787
Billings to date	(126,412)	(143,135)
	$46,510	$710,652

At July 31, 2017, $2,870,392 of inventory delivered in advance of revenue recognition is deferred and included with costs in excess of billings on the accompanying balance sheet.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	July 31,	July 31,
	2017	2016
Machinery equipment	$5,025,011	$4,951,227
Computer and office equipment	68,422	53,933
Vehicle	68,442	69,339
Total property, plant and equipment	5,161,875	5,074,499
Less: accumulated depreciation	(831,542)	(553,764)
Total	$4,330,333	$4,520,735

Total depreciation expenses for the years ended July 31, 2017, 2016 and 2015 was $281,722, $266,773 and $414,623, respectively. For the years ended July 31, 2017, 2016 and 2015, depreciation included in cost of sales was $22,490, $201,666 and $252,473, respectively. For the years ended July 31, 2017, 2016 and 2015, depreciation included in selling, general and administrative expenses was $259,232, $65,107 and $162,150, respectively.

As of July 31, 2017 and 2016, the Company made payments of $2,080,436 and $178,617, respectively, for the purchases of machinery equipment that had not been accepted and put into service.

NOTE 6 – ADVANCES TO SUPPLIERS

As of July 31, 2017 and 2016, the Company had $1,168,867 and $4,594,299, respectively of outstanding advances to suppliers, which mainly represent interest-free cash deposits paid to suppliers for future purchases of raw materials. During the year ended July 31, 2017, the Company provided a reserve of $1,404,565 against certain advances that were made in 2015 for the manufacture of power station components. In 2016, the Company obtained some of the components but returned them after the related contracts were cancelled. At July 31, 2017, the Company reviewed its expectations for future use of these items, and based on its internal forecasts of customer demand, the Company does not anticipate it will enter projects in the next 12 months that will require these parts. Although Company management believes such prepaid advances will ultimately be realizable, a reserve for this amount was established at July 31, 2017.

NOTE 7 - RELATED PARTY TRANSACTIONS

Sales to related party

In August 2016, Sanhe began three construction projects for installation of PV panels with Sanhe Liguang Kelitai Equipment Ltd (“Sanhe Keilitai”). Sanhe Keilitai is majority (95%) owned by Zhou Jian, our Chairman of the Board. During the year ended July 31, 2017, revenue of $170,588 and costs of sales of $147,466 were recognized related to these projects. At July 31, 2017, costs in excess of billings of these contracts totaled $46,510.

Advances due to Directors

Advances due to Directors at July 31, 2017 and 2016 were $500,247 and $414,876, respectively. The Advances are unsecured, non interest bearing and due on demand with no formal terms of repayment.

	July 31,	July 31,
Due to related parties:	2017	2016

Advances due to Zhou Deng Rong	$1,953,169	$1,190,370
Lease payable to Lucksky Group	399,652	280,304
Lease payable to Sanhe Dong Yi	-	246,060
	$2,352,821	$1,716,734

The advances due to Zhou Deng Rong, our former CEO, are unsecured, non-interest bearing, and due on demand.

Sanhe leases its principal office, factory and dormitory from LuckSky Group in Sanhe City, Hebei Province, PRC. LuckSky Group is owned by Zhou Deng Rong. The space in the office, factory and dormitory being leased are 1296, 5160 and 1200 square meters, respectively. The office and factory space are leased for a rent of $105,053 (RMB 697,248) per year and the dormitory is leased for a rent of $19,527 (RMB 129,600) per year. The leases expire in April 30, 2024 and are subject to renewal with a prior two-month written notice. For the years ended July 31, 2017, 2016, and 2015, rent expense for the lease with Lucksky was $125,930, $127,835, and $33,253, respectively. At July 31, 2017 and 2016, the amount due under the leases was $399,652 and $280,304, respectively. On April 28, 2012, Zhou Jian obtained the right of usage to 44.3 acres of agricultural land where Sanhe’s principal office, factory and dormitory are located for 18 years and 8 months, starting May 1, 2012. The annual price paid for such usage rights is $5,200 (RMB 34,510).

Through August 1, 2015, Sanhe leased a second factory and office in Sanhe City from Sanhe Dong Yi Glass Machine Company Limited (Sanhe Dong Yi), which is owned by Zhou Deng Rong. On August 1, 2015, the lease was terminated, and at July 31, 2016, $246,060 of past rent was due Sanhe Dong Yi. During the year ended July 31, 2017, Sanhe Dong Yi agreed to forgive the liability. As the transaction was between the Company and Zhou Deng Rong, a related party, the Company accounted for the gain as a capital contribution. For the years ended July 31, 2016 and 2015, rent expense for the lease with Sanhe Dong Yi was $211,701 and $51,307.

NOTE 8 – SIGNIFICANT CUSTOMER

Prior to April 10, 2014, Deng Rong Zhou, our former CEO, owned 70%, and Zhou Jian, our Chairman, owned the remaining 30% of an entity called Xianning Lucksky Aerodynamic Electricity (“Property Owner/Lessor”). Through April 10, 2014, Property Owner/Lessor’s primary asset was a land use right for approximately 70 acres of land located in Xianning, Hubei Province, PRC. On April 8, 2014, Deng Rong Zhou sold his 70% share interest in Property Owner/Lessor to an individual, and Zhou Jian sold his 30% share interest in Property Owner/Lessor to another individual. The two individuals are unrelated to Deng Rong Zhou or Zhou Jian, or any member of management of the Company, or any of its consolidated subsidiaries or VIE. As such, as of April 8, 2014, the Company, or any of its shareholders, had no relationship to the Xianning Lucksky Aerodynamic Electricity (Property Owner/Lessor).

During the years ended July 31, 2017, and in the years prior to it, the Company entered into a series of contracts on two buildings owned by Xianning Lucksky Aerodynamic Electricity (Property Owner/Lessor). These contracts represented approximately $6,800,000, $8,700,000 and $0 of the Company’s revenue during the years ended July 31, 2017, 2016 and 2015 respectively.

On July 27, 2016, Xianning Xiangtian Air Energy Electric Co., Ltd. (“Xianning Xiangtian”), the wholly-owned subsidiary of Sanhe, entered into a rental agreement with Xianning Lucksky Aerodynamic Electricity to lease 4,628 square meters space in a factory in Xianning, Hubei Province, PRC. The space is leased for a rent of $83,132 (RMB 555,360) per year. The lease expires on July 31, 2018 and is subject to renewal with a prior one-month written notice. During the years ended July 31, 2017 and 2016, rent expense related to this lease was $81,480 and $0, respectively.

NOTE 9. EMPLOYEE BENEFITS GOVERNMENT PLAN

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. PRC labor regulations require the Company to pay to the local labor bureau a monthly contribution calculated at a stated contribution rate based on the basic monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. At July 31, 2017 and 2016, the outstanding amount due to the local labor bureau was $126,409 and $92,134, respectively, and is included in Other Payables on the accompanying balance sheets.

NOTE 10 - INCOME TAXES

Significant components of income tax expense consisted of the following for the years ended July 31 :

	2017	2016	2015
Federal	$-	$-	$-
State	-	-	-
PRC	263,025	196,099	833,452
Total current	263,025	196,099	833,452
Federal	-	-	-
State	-	-	-
PRC	(104,784)	30,583	83,388
Total deferred	(104,784)	30,583	83,388
Provision for income tax	$158,241	$226,682	$916,840

Reconciliation of Effective Income Tax Rate is as follows for the years ended July 31:

	2017		2016		2015

Statutory U.S. tax rate	(34.0%	)	(34.0%	)	34.0%
Effect of PRC Statutory Tax Rate	9.0%		9.0%		(9.0%	)
Less: Valuation Allowance	27.5%		52%		22.4%
Deferred Tax Expense	2.4%		8.0%		5.3%
Nondeductible and nontaxable items	(1.3%	)	24.4%		5.5%
Tax expense	3.6%		59.4%		58.2%

Significant components of the Company’s deferred tax assets as of July 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$854,000	$470,200
Accounts receivable allowance	348,800	15,000
Impairment charges	435,400	-
Accrued liabilities	148,600	168,000
Warranty and other	19,300	1,700
Deferred tax assets before valuation allowance	1,806,100	654,900
Less: valuation allowance	(1,806,100)	(654,900)
Net deferred income tax assets	-	-
Deferred tax liability
Timing differences of revenue recognition	-	(107,609)
Net deferred tax assets (liabilities)	$-	$(107,609)

As of July 31, 2017, the Company had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $2,194,000 that expire beginning in 2029. As of July 31, 2017, the Company had approximately RMB 2,943,000 (US $432,000) of NOLs related to its subsidiary Luck Sky Shen Zhen, and its VIE Sanhe, and Sanhe’s subsidiary Xianning Xiangtian, that expire in years 2019 through 2022. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other Income (Expense)” in the statement of operations. Penalties would be recognized as a component of “General and Administrative Expenses” in the statement of operations. No interest or penalties on unpaid tax were recorded during the years ended July 31. 2017, 2016, and 2015, respectively. As of July 31, 2017, and 2016, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

NOTE 11 –  COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Operating leases

The total future minimum lease payments under the non-cancellable operating leases as of July 31, 2017 are payable as follows (all amounts are due to a related party (see Note 7) except for $83,132 in the year ending July 31, 2018):

Year ending July 31, 2018	$205,563
Year ending July 31, 2019	122,970
Year ending July 31, 2020	122,970
Year ending July 31, 2021	122,970
Thereafter	338,167
Total	$912,640

Rental expense of the Company for the year ended July 31, 2017, 2016 and 2015 were $212,610, $127,835 and $344,736, respectively.

Contractual Obligations and Commitments

The following table sets forth the Company’s principal obligations and commitments for the next five fiscal years as of July 31, 2017 aggregating $19,927,664, of which $2,853,068 is included in current liabilities in the Company’s consolidated balance sheet at July 31, 2017.

		Payments Due By Year
						After
	Total	2018	2019	2020	2021	2021
Capital commitments to acquire inventory
Purchase obligations	$16,113,770	$16,113,770	$-	$-	$-	$-
Operating leases	912,640	205,563	122,970	122,970	122,970	338,167
Due to directors	500,247	500,247	-	-	-	-
Due to related parties	2,352,821	2,352,821	-	-	-	-
Consulting agreements	423,186	228,186	180,000	15,000	-	-
Total	$20,302,664	$19,400,587	$302,970	$137,970	$122,970	$338,167

Contingencies

On September 23, 2013, the Company issued 60,000,000 shares of restricted common stock at $0.001 per share to Mr. Roy Thomas Phillips, who was then a consultant to the Company and later served as the acting CFO of the Company beginning July 29, 2014, and two other non-related parties obtained a total of 7,000,000 shares of restricted common stock. The shares were issued in contemplation of a secondary offering. The Company takes the position that these shares should be cancelled since no secondary offering was consummated. The Company is taking steps to have these shares canceled. The Company valued the 67,000,000 shares of common stock issued at $67,000 as there was no market for the Company’s common stock and it has limited or no trading; and there is thought to be minimal value in the Company at the time of issuance, therefore the par value is thought to match the assumed market price of the Company’s common stock which is at $0.001 per share. The issuance of these securities could result in further dilution to the Company’s stockholders which effects the earnings (loss) per share amount of the Company. The Company might incur additional expenses to have these shares canceled. On July 24, 2015, 7,000,000 shares issued to two other non-related parties were cancelled. For the years ended July 31, 2017, 2016, and 2015, the dilutive effect of not canceling the 60,000,000 shares is incorporated in the consolidated financial statements as the Company recorded such shares as issued and outstanding. For the year ended July 31, 2017, not canceling the 60,000,000 shares has an anti-dilutive effect. The loss per share for the years ended July 31, 2016, and 2015 remained $0.00, and $0.00, respectively, with the dilutive effect of not canceling such shares. If the shares are not voluntarily returned for cancellation, the Company will need to commence litigation in Delaware to obtain a judgment to cancel the shares for lack of consideration. At this time, the Company is unable to estimate the cost such litigation if it takes place.

NOTE 12 – STOCKHOLDERS’ EQUITY

In June 2017, the Board of Directors adopted a stock incentive plan named Xiangtian (USA) Air Power Co. Ltd. 2017 Stock Incentive Plan (the “Plan”).

As of July 31, 2017, we had not made any awards under the Plan. In the future, we may adopt and establish an equity incentive plan pursuant to which awards may be granted if our Compensation Committee determines that it is in the best interests of our stockholders and the Company to do so.

NOTE 13 – QUARTERLY UNAUDUTED RESULTS

The results of operations by quarter for the years ended July 31, 2017 and 2016 are as follows:

	2017				2016
	(in thousands, except per share information)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net revenue	$87	$966	$3,277	$5,191	$66	$3	$8,940	$1,831
Gross profit	$15	$132	$512	$319	$5	$1	$983	$208
Net income (loss)	$(651)	$(321)	$(109)	$(3,483)	$(212)	$(226)	$279	$(449)
Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.00)	$0.00	$(0.00)