Form 10-Q
period 2017-10-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2017-12-18
CIK 1472468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to __________

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Xiangtian (USA) Air Power Co., Ltd.
Condensed Consolidated Balance Sheets
(Stated in US Dollars)

	October 31,	July 31,
	2017	2017
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$248,694	$1,156,969
Accounts receivable, net	431,142	1,142,631
Inventories	938,385	550,413
Advances to suppliers	607,915	1,168,867
Costs in excess of billings	2,769,747	2,916,902
Note receivable	157,730	-
Other receivables	17,340	12,308
Total current assets	5,170,953	6,948,090

Property, plant and equipment, net	6,176,076	4,330,333
Deposit for property, plant and equipment	240,833	2,080,436
Total non-current assets	6,416,909	6,410,769
Total assets	$11,587,862	$13,358,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,191,593	$5,015,806
Advance from customers	153,472	471,880
Due to related parties	2,537,141	2,352,821
Due to director	501,884	500,247
Income taxes payable	535,700	544,508
Other payables	426,103	467,463
Total current liabilities	8,345,893	9,352,725

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 591,042,000 shares issued and outstanding	591,042	591,042
Additional paid-in capital	9,964,055	9,962,555
Subscription receivable	(310,000)	(310,000)
Accumulated deficit	(6,232,634)	(5,377,094)
Accumulated other comprehensive loss	(770,494)	(860,369)
Total stockholders’ equity	3,241,969	4,006,134
Total liabilities and stockholders’ equity	$11,587,862	$13,358,859

See accompanying notes to the condensed consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Condensed Consolidated Statement of Operations and Comprehensive Loss
(Stated in US Dollars)
(Unaudited)

	For the	For the
	Three	Three
	Months	Months
	Ended	Ended
	October 31,	October 31,
	2017	2016

Revenue-products	$305,640	$-
Revenue-installation of power systems (including $8,748 and $0 to related parties for the three months ended October 31, 2017 and 2016 respectively)	49,554	86,760
Total revenue	355,194	86,760

Cost of sales-products	279,645	-
Cost of sales- installation of power systems	37,999	71,599
Total cost of sales	317,644	71,599

Gross profit	37,550	15,161

Operating expenses:
Selling, general and administrative expenses (including $31,213 and $30,327 to related parties for the three months ended October 31, 2017 and 2016 respectively)	886,152	706,852

Loss from operations	(848,602)	(691,691)

Other (expenses) income
Other income (expenses)	(4,431)	7,134
Interest income	328	-
Total other (expenses) income, net	(4,103)	7,134

Net loss before taxes	(852,705)	(684,557)

Income tax (expense) benefit	(2,835)	33,183

Net loss	(855,540)	(651,374)

Foreign currency translation adjustment	89,875	(199,856)

Comprehensive loss	$(765,665)	$(851,230)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	591,042,000	591,042,000

See accompanying notes to the condensed consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended October 31, 2017
(Stated in US Dollars)
(Unaudited)

	Common Stock
			Additional			Other
		Par	Paid-in	Subscription	Deficit	Comprehensive
	Shares	Value	Capital	Receivable	Accumulated	Income (Loss)	Total

Balance, August 1, 2017	591,042,000	$591,042	$9,962,555	$(310,000)	$(5,377,094)	$(860,369)	$4,006,134
Rent contributed by shareholders	-	-	1,500	-	-	-	1,500
Other comprehensive income	-	-	-	-	-	89,875	89,875
Net loss	-	-	-	-	(855,540)	-	(855,540)

Balance, October 31, 2017 (Unaudited)	591,042,000	$591,042	$9,964,055	$(310,000)	$(6,232,634)	$(770,494)	$3,241,969

See accompanying notes to the condensed consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Condensed Consolidated Statements of Cash Flows
(Stated in US Dollars)
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	October 31,	October 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(855,540)	$(651,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	1,576	-
Depreciation	82,133	74,297
Rent contributed by shareholders as paid-in capital	1,500	1,500
Changes in operating assets and liabilities:
Accounts receivable	689,234	2,665,569
Inventories	(86,650)	(592,576)
Advances to suppliers	216,339	(2,242,905)
Costs in excess of billings	147,155	-
Other receivables	(5,032)	306,152
Due from related party	-	(71,693)
Other current asset	-	(142,627)
Accounts payable and accrued liabilities	(824,213)	(752,366)
Advances from customers	(318,408)	303,207
Taxes payables	(8,808)	21,946
Other payables	(41,360)	-
Deferred tax liability	-	(36,258)
Net cash used in operating activities	(1,002,074)	(1,117,128)

Cash flows from investing activities:
Issuance of note receivable	(150,766)	-
Purchase of property and equipment	-	(7,353)
Other assets	-	179,628
Net cash (used in) provided by investing activities	(150,766)	172,275

Cash flows from financing activities:
Advances from related parties	147,661	368,832
Net cash provided by financing activities	147,661	368,832

Effect of exchange rate change on cash	96,904	(275,289)

Net change in cash and cash equivalents	(908,275)	(851,310)

Cash and cash equivalents - beginning of period	1,156,969	1,226,220

Cash and cash equivalents - end of period	$248,694	$374,910

Supplemental disclosure of cash flow information:

Interest paid	$-	$-

Income tax paid	$8,808	$-

Supplemental non-cash investing and financing information:
Transfers from advances to suppliers to inventories	$305,819	-
Transfers from deposits to property, plant, and equipment	$1,839,603	$-
Rent contributed by shareholders	$1,500	$1,500

See accompanying notes to the condensed consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Notes to Condensed Consolidated Financial Statements
Three months ended October 31, 2017 and 2016
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Xiangtian (USA) Air Power Co., Ltd. (the “Company”) was incorporated in the State of Delaware on September 2, 2008. The Company is in the field of Compressed Air Energy Storage in China and produces electricity generation systems that combine our compressed air storage technology with photovoltaic (PV) panels to achieve a continuous supply of power under weather conditions that are unfavorable to the generation of electricity from PV panels alone. All of the Company’s operations are through its variable interest entities located in the Peoples’ Republic of China (PRC).

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017, as filed with the SEC.

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended October 31, 2017, the Company incurred a net loss of $855,540 and used cash in operating activities of $1,002,074, and at October 31, 2017, the Company had a working capital deficit of $3,174,940. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our July 31, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and VIE for which it is deemed the primary beneficiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company’s wholly owned subsidiary, Luck Sky Shen Zhen, through a series of agreements known as variable interest agreements (“VIE” agreements), controls Sanhe City Lucksky Electrical Engineering Co., Ltd. (“Sanhe”), a corporation incorporated under the laws of the PRC. As a result of these contractual arrangements, which obligates Luck Sky Shen Zhen to absorb a majority of the risk of loss from the activities of Sanhe and enables Luck Sky Shen Zhen to receive a majority of its expected residual returns, the Company accounts for Sanhe as a variable interest entity (VIE). The following financial statement amounts and balances of Sanhe are included in the accompanying condensed consolidated financial statements as of October 31, 2017 and July 31, 2017, and for the three months ended October 31, 2017 and 2016, respectively:

	October 31,	July 31,
	2017	2017
Total assets	$11,301,974	$13,070,348
Total liabilities	7,357,628	8,498,122

	Three	Three
	months	months
	ended	ended
	October 31,	October 31,
	2017	2016
Revenues	$355,194	$86,760
Net (loss)	(691,802)	(427,653)

Fair Value Measurements

Fair value measurements adopted by the Company are based on the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB authoritative guidance establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 - Unobservable inputs based on the Company's assumptions.

The carrying amounts reported in the Condensed Consolidated Balance Sheet for cash and cash equivalents, accounts receivable, inventory, notes receivables, accounts payable, accrued liabilities and other payables approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

Foreign Currency Translation

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. The Company’s functional currency is Chinese Renminbi (“RMB”) as substantially all of the Company’s PRC subsidiaries’ operations use this denomination. The consolidated financial statements are presented in U.S. dollars. Assets and Liabilities are translated at the exchange rate as of the balance sheet date. Income and expenses are translated at the average exchange rate for the period presented. Capital accounts of the consolidated financials statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.

	As of and for		As of and for
	the three	As of and for	the three
	months ended	the year ended	months ended
	October 31,	July 31,	October 31,
	2017	2017	2016

Period end RMB: US$ exchange rate	6.63	6.72	6.77

Period average RMB: US$ exchange rate	6.62	6.82	6.68

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at October 31, 2017 or October 31, 2016.

Concentrations

During the three months ended October 31, 2017, one customer represented 95% of the Company's revenue. During the three months ended October 31, 2016, another customer represented 25% of the Company's revenue. At October 31, 2017 and July 31, 2017, one customer accounted for 92% and 88%, respectively, of accounts receivable.

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

NOTE 2 –ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	October 31,	July 31,
	2017	2017
Accounts receivable	$1,925,693	$2,614,927
Less: allowance for doubtful accounts	(1,494,551)	(1,472,296)

Accounts receivable, net	$431,142	$1,142,631

NOTE 3 – INVENTORIES

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and, net of reserves, consists of the following:

	October 31,	July 31,
	2017	2017
Raw materials and parts	$1,007,525	$801,437
Work in process	215,360	54,924
Finished goods	61,806	35,661
Total	1,284,691	892,022
Less: allowance for inventory reserve	(346,306)	(341,609)
Inventories, net	$938,385	$550,413

NOTE 4 – COSTS IN EXCESS OF BILLINGS

Costs in excess of billings relate to certain contracts and consists of the following:

	October 31,	July 31,
	2017	2017
Billings in excess of costs on uncompleted contracts- related party	$(140,112)	$46,510
Costs on contracts not yet recognized	2,909,859	2,870,392
Costs in excess of billings	$2,769,747	$2,916,902
Contracts accounted for under the percentage-of- completion method:
Costs incurred on uncompleted contracts-related party	$184,035	$172,922
Billings to date	(324,147)	(126,412)
	$(140,112)	$46,510

At October 31, 2017 and July 31, 2017, $2,909,859 and $2,870,392 respectively, of inventory delivered in advance of revenue recognition was deferred and included with costs in excess of billings on the accompanying balance sheet.

NOTE 5 – NOTES RECEIVABLE

On September 18, 2017, the Company entered into an agreement to loan Shenzhen Chun Fu Xin Trading Co. Ltd. , an unrelated entity, $157,730 (RMB 1,000,000). The loan is unsecured, earns interest at 5.4% per annum, and is due on September 17, 2018.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	October 31,	July 31,
	2017	2017
Machinery equipment	$6,962,313	$5,025,011
Computer and office equipment	69,363	68,422
Vehicle	69,384	68,442
Total property, plant and equipment	7,101,060)	5,161,875)
Less: accumulated depreciation	(924,984	(831,542
Total	$6,176,076	$4,330,333

Total depreciation expenses for the three months ended October 31, 2017 and 2016 was $82,133 and $74,297, respectively.

At July 31, 2017, the balance of deposits for property, plant, and equipment was $2,080,436. The deposits were for the purchases of machinery equipment that had not been accepted or put into service. During the three months ended October 31, 2017, machinery in the amount of $1,839,603 was accepted and put into service, and the related deposit of $1,839,603 was transferred to machinery equipment. At October 31, 2017, the balance of deposits for property, plant, and equipment was $240,833.

NOTE 7 – ADVANCES TO SUPPLIERS

At October 31, 2017 and July 31, 2017, the Company had $607,915 and $1,168,867, respectively of outstanding advances to suppliers, which mainly represent interest-free cash deposits paid to suppliers for future purchases of raw materials. At October 31, 2017 and July 31, 2017, the advances to suppliers were net of a reserve of $1,443,359 and $1,404,565, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

Sales to related party

In August 2016, Sanhe began three construction projects for installation of PV panels with Sanhe Liguang Kelitai Equipment Ltd (“Sanhe Keilitai”). Sanhe Keilitai is majority (95%) owned by Zhou Jian, our Chairman of the Board. During the three months ended October 31, 2017, revenue of $8,748 and costs of sales of $7,550 were recognized related to these projects. At October 31, 2017, billings in excess of costs of these contracts totaled $140,112. For the three months ended October 31, 2016, there was no revenue or costs recognized for these contracts.

	October 31,	July 31,
Due to related parties:	2017	2017

Advances due to Zhou Deng Rong	$2,100,830	$1,953,169
Lease payable to Lucksky Group	436,311	399,652
	$2,537,141	$2,352,821

The advances due to Zhou Deng Rong, our former CEO, and immediate family member of our current CEO and current chairman are unsecured, non-interest bearing, and due on demand and primarily represent payment of professional and consulting fees incurred by the Company.

Sanhe leases its principal office, factory and dormitory, and the related land use right, from LuckSky Group in Sanhe City, Hebei Province, PRC. LuckSky Group is owned by Zhou Deng Rong, our former CEO. For the three months ended October 31, 2017 and 2016, rent expense for the lease with Lucksky was $31,212 and $33,253, respectively. At October 31, 2017 and July 31, 2016, the amount due to Lucksky Group under the leases was $436,311 and $399,652, respectively.

Advances due to Director

Advances due to Director at October 31, 2017 and July 31, 2017 were $501,884 and $500,247, respectively. The advances are unsecured, non interest bearing and due on demand with no formal terms of repayment.

NOTE 9 – SIGNIFICANT CUSTOMER

Prior to April 14, 2014, Deng Rong Zhou, our former CEO, owned 70%, and Zhou Jian, our Chairman, owned the remaining 30% of an entity called Xianning Lucksky Aerodynamic Electricity (“Property Owner/Lessor”). On April 14, 2014, the Zhou’s sold their 100% interest in the Property Owner/Lessor to two unrelated individuals.

In July 2016 and August 2016, the Company entered into three contracts to install power systems on two buildings owned by the Property Owner/Lessor, including a factory in Xianning, Hubei Province, PRC. All of the contracts were completed by July 31, 2017. At October 31, 2017 and July 31, 2017, total due from these contracts was $396,300 and $1,000,744, respectively. During the three months ended October 31, 2017 and 2016, no revenue was recognized for these contracts.

On July 27, 2016, Xianning Xiangtian Air Energy Electric Co., Ltd. (“Xianning Xiangtian”), the wholly-owned subsidiary of Sanhe, entered into a rental agreement with Xianning Lucksky Aerodynamic Electricity to lease 4,628 square meters space in the factory in Xianning. During the three months ended October 31, 2017 and 2016, rent expense related to this lease was $20,783 and $0, respectively.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Overview

Xiangtian (USA) Air Power Co., Ltd. (the “Company”) was incorporated in the State of Delaware on September 2, 2008. The Company is in the field of Compressed Air Energy Storage in China and produces electricity generation systems that combine our compressed air storage technology with photovoltaic (PV) panels to achieve a continuous supply of power under weather conditions that are unfavorable to the generation of electricity from PV panels alone. All of the Company’s operations are through its variable interest entities located in the Peoples’ Republic of China (PRC).

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated Financial Statement of the Company for the three-month period ended October 31, 2017 and 2016 and related notes thereto.

Three-month period ended October 31, 2017 compared to three-month period ended October 31, 2016

Revenue

We have recognized $355,194 and $86,760 revenue for the three months ended October 31, 2017 and 2016, an increase of 309%, due to an increase in the sale of parts amounting to approximately $305,000.

Cost of Sales

We have recognized $317,644 and $71,599 cost of revenue for the three months ended October 31, 2017 and 2016. The costs were in line with the revenue.

Gross Profit

Gross profit was $37,550 for the three months ended October 31, 2017, compared to $15,161 for the three months ended October 31, 2016.

Operating Expenses

For the three months ended October 31, 2017, we have incurred total operating expenses in the amount of $886,152, which mainly comprised selling expenses of $15,970, professional expenses of $116,611, salary expenses of $261,831, rental fees of $54,325, and general and administrative expenses totaling $437,415. For the three months ended October 31, 2016, we have incurred total operating expenses in the amount of $706,852, which mainly comprised selling expenses of $13,027, professional expenses of $197,745, salary expenses of $207,888, rental fees of $34,643, and general and administrative expenses totaling $253,549. The increase in operating expenses by $179,300, or 25%, was primarily due to the increase amounts of professional fees recorded in general and administrative expenses.

Liquidity and Capital Resources

As of October 31, 2017, we had a cash balance of $248,694. During the three months ended October 31, 2017, net cash used in operating activities totaled $1,002,074. Net cash used in investing activities totaled $150,766. Net cash provided by financing activities during the period totaled $147,661. The resulting change in cash for the period was an decrease of $908,275, which was primarily due to net cash used in operations, offset by a cash inflow from related parties.

As of October 31, 2017, we had current liabilities of $8,345,893, which was mainly comprised of accounts payable and accrued liabilities of $4,191,593, amount due to related parties of $2,537,141, amount due to directors of $501,884, advance from customers of $153,472, other payables of $426,103 and income tax payable of $535,700. We had net assets of $3,241,969 and $4,006,134 as of October 31, 2017 and July 31, 2017, respectively.

We are dependent on our projects for our projected revenue until we obtain additional customers and any material delay or reduction in the projected cash receipts will adversely affect our operations. While we expect to generate revenue on the completion of our projects to meet the liquidity and capital resources of our operations, delayed receipts or increased costs may cause going concern issues, particularly in light of our limited available cash.

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended October 31, 2017, the Company incurred a net loss of $855,540 and used cash in operating activities of $1,002,074, and at October 31, 2017, the Company had a working capital deficit of $3,174,940. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our July 31, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

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

Revenue Recognition

Revenues are generated from (i) the sale and installation of power generation systems and photovoltaic (PV) systems and (ii) the sale of products, primarily made up of PV panels.

Sale and installation of power generation systems and PV systems

Sales of power generation system in conjunction of system installation are generally recognized using the completed-contract method and revenue is recognized when the contract is substantially complete and when collectability is reasonably assured. For certain contracts that involve the use of subcontractors, the percentage-of-completion method is used. We provide for any loss that we expect to incur on contracts when that loss is probable.

Sales of products

Sales of products is recognized when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2017. Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

Ineffective Control Environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) did not maintain a function independent audit committee and did not maintain an independent board (ii) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities (iii) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements, (iv) had inadequate segregation of duties consistent with control objectives, and (v) did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of closing checklists, budget-to-actual analyses, balance sheet variation analysis, proforma financial statements, and the usage of key spreadsheets to monitor .

Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.

Ineffective controls over our financial statement close and reporting process - The Company did not maintain effective controls over our financial statement close and reporting process. Specifically, the Company (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements, (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved, (iii) did not maintain effective controls over the recording and approval of recurring and non-recurring journal entries, (iv) did not have controls to monitor and provide appropriate oversight of a third-party consulting firm used to prepare it financial statements, and (v) did not have effective controls over the completeness, existence and accuracy of related party disclosures.

Inadequate controls over recording of sales and accounts receivable. The Company did not maintain effective controls over the completeness, accuracy, and valuation of revenue and accounts receivable. Specifically, the Company had not implemented effective controls (i) to ensure that credit checks are performed and the decision-making process as to the credit limit is documented and maintained, (ii) to ensure that that all revenue recognition criteria have been satisfied prior to revenue being recognized, including collectability criteria, (iii) sales invoices are prepared and issued in a timely manner; (iii) to ensure that sales are reconciled to the general ledger; (iv) to match cash receipts to amounts invoiced and (v) to monitor the aging of accounts receivables and to verify the completeness and accuracy of computations for the valuation of accounts receivables reserves and (vi) for the analysis of the completed contract verse the percentage of completion method of accounting for contract revenues.

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

Inadequate controls over the depreciation of property and equipment. The Company did not design and maintain effective controls around the depreciation of property and equipment. Specifically, the Company did not record the correct amount of depreciation expense or the appropriate book-to-tax temporary difference in connection with the depreciation of the certain property and equipment.

Inadequate controls over information technology The Company did not design and maintain effective controls around the normal backup of the Company’s data. As at July 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Inadequate controls over the valuation of deferred tax assets. The Company did not design and maintain effective controls around the evaluation of the recoverability of deferred tax assets on a regular basis to provide reasonable assurance that such controls will prevent or detect a material error in the financial statements.

In order to improve the efficiency of our internal control over financial reporting, we have taken and are implementing the following measures:

(i)We have planned to establish a desired level of corporate governance with regard to identifying and measuring the risk of material misstatement. We have set up a key monitoring mechanism such as independent directors and audit committee to oversee and monitor Company’s risk management, business strategies and financial reporting procedure.

(ii) We have appointed a suitability qualified Chief Financial Officer.

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2017, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended July 31, 2017. Additional risks and uncertainties which are not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also materially and adversely affect any of our business, financial position or future results.

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

Date: December 18, 2017

By: /s/ Paul Kam Shing Chiu
Chief Financial Officer
(Principal Financial Officer)

Date: December 18, 2017