Form 10-K/A
period 2017-07-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2018-02-27
CIK 1472468

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

49 Hoi Yuen Road, Kwun Tong
Room 511, 5th floor
Kowloon, Hong Kong
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter was $303,738,181, based on 111,668,449 common shares at $2.72 on January 31, 2017, which is the quotation posted on the OTCQB Market (“OTCQB” under the symbol “XTNY”)

The number of shares of common stock outstanding as of February 21, 2018 was 591,042,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

Xiangtian (USA) Air Power Co., Ltd. (together with its subsidiaries, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended July 31, 2017, as originally filed with the Securities and Exchange Commission (the “Commission”) on October 31, 2017 (the “Original Form 10-K”)

For the convenience of the reader, this report on Form 10-K/A restates in its entirety, as amended, our Original Form 10-K. This report on Form 10- K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring subsequent to the date of the Original Form 10-K.

Item Amended by this Filing

The following item included in the Amendment No.1 is amended by this Amendment:

Part IV, Item 15, Exhibits, Financial Statement

F-5 Consolidated Balance Sheets for the years Ended July 31, 2017 and 2016

In the consolidated balance sheet for the year ended July 31, 2016, the amount of the tax payable is reclassified as “Deferred Tax Liability” and “Income Tax Payable” with no change in the aggregate amount.

F-7 Consolidated Statement of Cash Flows

Certain changes have been made with respect to the disclosure for the fiscal year ended July 31, 2016 regarding Inventory and Cost in excess of billings.

The Original Form 10-K is otherwise unchanged.

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

Results of Operations

The following discussion should be read in conjunction with the audited condensed consolidated Financial Statement of the Company for the years ended July 31, 2017, 2016 and 2015 and related notes thereto.

The Year Ended July 31, 2017 Compared to the Year Ended July 31, 2016

Revenue

We recognized revenue of $9,521,371 and $10,839,955 for the years ended July 31, 2017 and 2016, a decrease of 12%. For the year ended July 31, 2017, sales of inventories totaled $2,177,783 compared to zero for the year ended July 31, 2016.

For the years ended July 31, 2017 and 2016, the gross revenue recognized under completed-contract method was $6,894,866 and $9,997,256, respectively. For the years ended July 31, 2017 and 2016, the gross revenue recognized under percentage-of-completion method was $405,077 and $874,510, respectively.

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

The Years Ended July 31, 2016 Compared to the Year Ended July 31, 2015

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

Operating Expenses

For the year ended July 31, 2016, we incurred total operating expenses in the amount of $1,723,863, which was mainly comprised of selling expenses of $24,184, professional fees of $657,045, and salary expenses of $501,294, rental fees of $133,835, accounts receivable impairment loss of $60,242 and general and administrative expenses of $347,263. For the year ended July 31, 2015, we incurred total operating expenses in the amount of $1,237,953, which was mainly comprised of selling expenses of $21,912, professional fees of $318,848, and salary expenses of $477,696, rental fees of $144,361 and general and administrative expenses of $275,136. The substantial increase of $485,910, or 39% in 2016 was primarily due to an increase of $338,197 in professional expense (including an increase in the audit fee by $20,000, corporate consulting fee by $181,751, legal fees by $103,291, and consultancy fees related to reporting obligations by $33,155, respectively) and an accrued accounts receivable impairment loss of $60,242.

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

Liquidity and Capital Resources

Comparison of Fiscal Years Ended July 31, 2017 to July 31, 2016

As of July 31, 2017 and 2016, we had a cash balance of $1,156,969 and $1,226,220, respectively. During the years ended July 31, 2017 and 2016, net cash generated from operating activities totaled $944,246 and $375,668, respectively. Net cash used in investing activities totaled $1, 813,140 and $246,139 during the fiscal years ended July 31, 2017 and 2016, respectively. . Net cash generated from financing activities during the fiscal years ended July 31, 2017 and 2016 totaled $947,729 and $918,644, respectively. . The resulting change in cash for the fiscal year ended July 31, 2017 was a decrease of $69,251, which was primarily due to cash inflows from related parties, increase in accounts receivable and decrease in inventory, albeit the cash outflow in purchase of property and equipment, compared to an increase of $724,191 for the fiscal year ended July 31, 2016,, .which was primarily due to cash inflows from related parties, decrease in accounts receivable and inventory and increase in accounts payable, albeit the cash outflow from decrease in advance form customers and loan made to third parties.

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

Comparison of Fiscal Years Ended July 31, 2016 To July 31, 2015

As of July 31, 2016, we had a cash balance of $1,226,220 compared to a cash balance of $502,029 as of July 31, 2015. During the years ended July 31, 2016 and 2015, net cash generated from operating activities totaled $375,668 and $2,249,636, respectively. Net cash used in investing activities totaled $246,139 and $95,553 during the fiscal years ended July 31, 2017 and 2016, respectively. Net cash generated from financing activities during the fiscal years ended July 31, 2016 and 2015 period totaled $918,644. And $2035, 829, respectively. The resulting change in cash was an increase of $724,191 for the fiscal year ended July 31, 2016 , which was primarily due to cash inflows from related parties, decrease in accounts receivable and inventory and increase in accounts payable, albeit the cash outflow from decrease in advance form customers and loan made to third parties compared to a decrease of $54,759 in the fiscal year ended July 31, 2015, which was primarily due to cash outflows for money repaid to related parties, purchasing property and equipment, albeit the cash inflow from decrease in prepayments and increase in accounts payable.

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
Date: February 27, 2018

By: /s/ Paul Kam Shing Chiu
Name: Paul Kam Shing Chiu
Title: Chief Financial Officer
(Principal Financial Officer)
Date: February 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

XIANGTIAN (USA) AIR POWER CO., LTD.
(Registrant)

By: /s/ Zhou Deng Hua
Name: Zhou Deng Hua
Title: Chief Executive Officer
(Principal Executive Officer)
Date: February 27, 2018

By: /s/ Zhou Jian
Name: Zhou Jian
Title: Director
Date: February  27, 2018

By: /s/ Paul Kam Shing Chiu
Name: Paul Kam Shing Chiu
Title: Chief Financial Officer
(Principal Financial Officer)
Date: February 27, 2018

By: /s/ Marco Hon Wai Ku
Name: Marco Hon Wai Ku
Title: Director
Date: February 27, 2018

By: /s/ Yizhao Zhang
Name: Yizhao Zhang
Title: Director
Date: February 27, 2018

By: /s/ Jiehua Zhang
Name: Jiehua Zhang
Title: Director
Date: February 27, 2018

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

/s/Weinberg & Company, P.A.

Weinberg & Company, P.A.
Los Angeles, California
October 31, 2017

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Balance Sheets
(Stated in US Dollars)

	July 31,	July 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$1,156,969	$1,226,220
Accounts receivable, net	1,142,631	2,848,904
Inventories	550,413	2,080,853
Advances to suppliers	1,168,867	4,594,299
Costs in excess of billings	2,916,902	710,652
Other receivables	12,308	491,290
Other current asset	-	126,395
Total current assets	6,948,090	12,078,613

Property, plant and equipment, net	4,330,333	4,520,735
Deposit for property, plant and equipment	2,080,436	178,617
Total non-current assets	6,410,769	4,699,352
Total assets	$13,358,859	$16,777,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,015,806	$4,851,630
Advance from customers	471,880	620,814
Due to related parties	2,352,821	1,716,734
Due to director	500,247	414,876
Income taxes payable	544,508	329.177
Deferred tax liabilities	-	107,609
Other payables	467,463	234,791
Total current liabilities	9,352,725	8,275,631

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 591,042,000 shares issued and outstanding	591,042	591,042
Additional paid-in capital	9,962,555	9,713,675
Subscription receivable	(310,000)	(310,000)
Accumulated deficit	(5,377,094)	(812,935)
Accumulated other comprehensive loss	(860,369)	(679,448)
Total stockholders’ equity	4,006,134	8,502,334
Total liabilities and stockholders’ equity	$13,358,859	$16,777,965

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Consolidated Statement of Operations and Comprehensive Income (Loss)
(Stated in US Dollars)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2017	2016	2015
Revenue:
Significant customer, former related party	$6,798,985	$8,705,527	$-
Other customers	2,551,798	1,323,231	20,772,028
Other related parties	170,588	811,197	-
Total revenue	9,521,371	10,839,955	20,772,028

Cost of sales	8,543,207	9,642,803	17,781,011

Gross profit	978,164	1,197,152	2,991,017

Operating expenses:
Selling, general and administrative expenses (including $121,309, $127,835, and $344,736 to related parties for the year ended July 31, 2017, 2016, and 2015, respectively)	2,593,916	1,663,621	1,237,953
Provision for doubtful accounts	1,395,152	60,242	-
Impairment of advances to suppliers	1,404,565	-	-
Total operating expenses	5,393,633	1,723,863	1,237,953

Income (loss) from operations	(4,415,469)	(526,711)	1,753,064

Other income (expense)
Other income	8,222	144,933	(103)
Interest income (expense)	1,329	276	(178,661)
Total other income (expense), net	9,551	145,209	(178,764)

Income (loss) before taxes	(4,405,918)	(381,502)	1,574,300

Income tax expense	(158,241)	(226,682)	(916,840)

Net income (loss)	(4,564,159)	(608,184)	657,460

Foreign currency translation adjustment	(180,921)	(694,964)	7,492
Comprehensive income (loss)	$(4,745,080)	$(1,303,148)	$664,952

Net earnings (loss) per common share – basic and diluted	$(0.01)	$(0.00)	$0.00
Weighted average number of common shares outstanding - basic and diluted	591,042,000	591,042,000	597,907,753

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

Xiangtian (USA) Air Power C o., Ltd.
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(4,564,159)	$(608,184)	$657,460
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	281,722	266,773	414,623
Provision for warranty reserve	65,833	-	-
Allowance for doubtful accounts	1,395,152	60,242	-
Impairment of advances to suppliers	1,404,565	-	-
Impairment of inventories	337,000	-	-
Gain on termination of capital lease	-	(128,379)	-
Rent contributed by shareholders	6,000	6,000	6,000
Changes in operating assets and liabilities:
Accounts receivable	292,492	1,758,079	(4,736,375)
Inventories	1,188,831	503,892	6,315,793
Advance to suppliers	2,020,867	485,715	2,438,844
Cost in excess of billings	(2,206,250)	-	-
Other receivables	302,927	43,289	(337,078)
Other current assets	129,463	594,895	422,426
Due from related party	-	583,124	(581,671)
Deferred tax asset	-	-	113,932
Accounts payable and accrued liabilities	164,176	1,881,936	2,900,812
Advance from customers	(148,934)	(5,213,700)	(6,056,247)
Other payables and tax payables	274,561	115,154	607,729
Deferred tax liability	-	26,832	83,388
Net cash provided by operating activities	944,246	375,668	2,249,636

Cash flows from investing activities:
Purchase of property and equipment	(1,989,195)	(91,814)	(63,234)
Other assets	176,055	(154,325)	(32,319)
Net cash used in investing activities	(1,813,140)	(246,139)	(95,553)

Cash flows from financing activities:
Advances from (repayment to) related parties	860,793	671,461	(2,022,822)
Advances from (repayment to) director	86,936	(2,817)	(13,007)
Capital contribution from shareholders	-	250,000	-
Net cash provided by (used in) financing activities	947,729	918,644	(2,035,829)

Effect of exchange rate change on cash	(148,086)	(323,982)	(173,013)
Net change in cash and cash equivalents	(69,251)	724,191	(54,759)

Cash and cash equivalents - beginning of period	1,226,220	502,029	556,788

Cash and cash equivalents - end of period	$1,156,969	$1,226,220	$502,029

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$46,405	$140,171	$426,616

Supplemental non-cash investing and financing information:
Cancellation of lease obligation recorded as capital contribution	$242,880	$-	$-
Rent contributed by shareholders	$6,000	$6,000	$6,000

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

For the years ended July 31, 2017, 2016, and 2015, the gross revenue recognized under completed-contract method was $6,894,866, $9,997,256, and $20,772,028, respectively. For the years ended July 31, 2017 and 2016, the gross revenue recognized under percentage-of-completion method was $405,077 and $874,510, respectively. There was no revenue recognized under the percentage-of-completion method in 2015.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the weighted average basis. Inventories consist of raw materials, including PV panels, storage tanks and other accessory parts, work in process, and finished goods. When appropriate, allowances to inventories are recorded to write down the cost of inventories to their net realizable value. For the year ended July 31, 2017, an allowance of $341,609 was recorded for inventories and reflected as cost of sales on the accompanying statement of operations. For the years ended July 31, 2016 and 2015, there were no such allowances.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Sales to related party

In August 2016, Sanhe began three construction projects for installation of PV panels with Sanhe Liguang Kelitai Equipment Ltd (“Sanhe Keilitai”). Sanhe Keilitai is majority (95%) owned by Zhou Jian, our Chairman of the Board. During the year ended July 31, 2017, revenue of $170,588 and costs of sales of $147,466 were recognized related to these projects. At July 31, 2017, costs in excess of billings of these contracts totaled $46,510

Advances due to Directors

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

The advances due to Zhou Deng Rong, our former CEO, are unsecured, non-interest bearing, are due on demand, and primarily represent payment of professional and consulting fees incurred by the Company.

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

NOTE 8 – SIGNIFICANT CUSTOMER, FORMER RELATED PARTY

Prior to April 10, 2014, Deng Rong Zhou, our former CEO, owned 70%, and Zhou Jian, our Chairman, owned the remaining 30% of an entity called Xianning Lucksky Aerodynamic Electricity (“Property Owner/Lessor”). Through April 10, 2014, Property Owner/Lessor’s primary asset was a land use right for approximately 70 acres of land located in Xianning, Hubei Province, PRC. On April 10, 2014, Deng Rong Zhou sold his 70% share interest in Property Owner/Lessor to an individual, and Zhou Jian sold his 30% share interest in Property Owner/Lessor to another individual. The two individuals are unrelated to Deng Rong Zhou or Zhou Jian, or any member of management of the Company, or any of its consolidated subsidiaries or VIE.

During the years ended July 31, 2017, and in the years prior to it, the Company entered into a series of contracts on two buildings owned by Xianning Lucksky Aerodynamic Electricity (Property Owner/Lessor). These contracts represented approximately $6,800,000, $8,700,000 and $0 of the Company’s revenue during the years ended July 31, 2017, 2016 and 2015 respectively.

On July 27, 2016, Xianning Xiangtian Air Energy Electric Co., Ltd. (“Xianning Xiangtian”), the wholly-owned subsidiary of Sanhe, entered into a rental agreement with Xianning Lucksky Aerodynamic Electricity to lease 4,628 square meters space in a factory in Xianning, Hubei Province, PRC. The space is leased for a rent of $83,132 (RMB 555,360) per year. The lease expires on July 31, 2018 and is subject to renewal with a prior one-month written notice. During the year ended July 31, 2017, rent expense related to this lease was $81,480.

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

NOTE 10 - INCOME TAXES

Significant components of income tax expense consisted of the following for the years ended July 31:

	2017	2016	2015
Federal	$-	$-	$-
State	-	-	-
PRC	263,025	196,099	833,452
Total current	263,025	196,099	833,452
Federal	-	-	-
State	-	-	-
PRC	(104,784)	30,583	83,388
Total deferred	(104,784)	30,583	83,388
Provision for income tax	$158,241	$226,682	$916,840

Reconciliation of Effective Income Tax Rate is as follows for the years ended July 31:

	2017		2016		2015

Statutory U.S. tax rate	(34.0%	)	(34.0%	)	34.0%
Effect of PRC Statutory Tax Rate	9.0%		9.0%		(9.0%	)
Less: Valuation Allowance	27.5%		52%		22.4%
Deferred Tax Expense	2.4%		8.0%		5.3%
Nondeductible and nontaxable items	(1.3%	)	24.4%		5.5%
Tax expense	3.6%		59.4%		58.2%

Significant components of the Company’s deferred tax assets as of July 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$854,000	$470,200
Accounts receivable allowance	348,800	15,000
Impairment charges	435,400	-
Accrued liabilities	148,600	168,000
Warranty and other	19,300	1,700
Deferred tax assets before valuation allowance	1,806,100	654,900
Less: valuation allowance	(1,806,100)	(654,900)
Net deferred income tax assets	-	-
Deferred tax liability
Temporary differences of revenue recognition	-	(107,609)
Net deferred tax assets (liabilities)	$-	$(107,609)

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