Form 10-Q
period 2018-01-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2018-03-19
CIK 1472468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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
Yes [   ]        No [X]

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 591,042,000 shares of common stock, $0.001 par value outstanding at March 13, 2018. The registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Xiangtian (USA) Air Power Co., Ltd.
Condensed Consolidated Balance Sheets
(Stated in US Dollars)

	January 31,	July 31,
	2018	2017
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$570,973	$1,156,969
Accounts receivable, net	46,081	1,142,631
Inventories	1,222,951	550,413
Advances to suppliers	933,599	1,168,867
Costs in excess of billings	3,000,336	2,916,902
Note receivable	159,132	-
Other receivables	20,555	12,308
Total current assets	5,953,627	6,948,090

Property, plant and equipment, net	6,556,927	4,330,333
Deposit for property, plant and equipment	95,321	2,080,436
Total non-current assets	6,652,248	6,410,769
Total assets	$12,605,875	$13,358,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,878,000	$5,015,806
Note payable	465,197	-
Advance from customers	1,078,977	471,880
Due to related parties	2,865,851	2,352,821
Due to director	511,272	500,247
Income taxes payable	566,465	544,508
Other payables	349,612	467,463
Total current liabilities	9,715,374	9,352,725

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 591,042,000 shares issued and outstanding	591,042	591,042
Additional paid-in capital	9,965,555	9,962,555
Subscription receivable	(310,000)	(310,000)
Accumulated deficit	(6,901,619)	(5,377,094)
Accumulated other comprehensive loss	(454,477)	(860,369)
Total stockholders’ equity	2,890,501	4,006,134
Total liabilities and stockholders’ equity	$12,605,875	$13,358,859

See accompanying notes to the condensed consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Condensed Consolidated Statement of Operations and Comprehensive Loss
(Stated in US Dollars)
(Unaudited)

	For the Three Months Ended January 31,			For the Six Months Ended January 31,
	2018	2017		2018	2017
Revenue-products	$175,821	$154,464		$481,461	$154,464
Revenue-installation of power systems (including $46,050, $154,464, $54,798 and $154,464 to related parties for the three and six months ended January 31, 2018 and 2017 respectively)	56,422	811,432		105,976	898,192
Total revenue	232,243	965,896		587,437	1,052,656

Cost of sales-products	122,335	-		401,980	133,520
Cost of sales- installation of power systems	53,106	834,113		91,105	772,192
Total cost of sales	175,441	834,113		493,085	905,712

Gross profit	56,802	131,783		94,352	146,944

Operating expenses:

Selling, general and administrative expenses (including $31,578, $30,659, $62,791 and $60,986 to related parties for the three and six months ended January 31, 2018 and 2017 respectively)	725,489	479,365		1,611,640	1,186,217

Loss from operations	(668,687)	(347,58	)2	(1,517,288)	(1,039,273)

Other (expenses) income
Other income (expenses)	423	321		(4,008	7,455
Interest income(expense)	286	(53		614	(53)
Total other (expenses) income, net	709	268		(3,394)	7,402

Net loss before taxes	(667,978)	(347,314)		(1,520,682)	(1,031,871)

Income tax (expense) benefit	(1,008)	26,747		(3,843)	59,930

Net loss	(668,986)	(320,567)		(1,524,525)	(971,941)

Foreign currency translation adjustment	316,017	(145,423)		405,892	(345,279

Comprehensive loss	$(352,969)	$(465,990)		$(1,118,633)	$(1,317,220)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)		$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	591,042,000	591,042,000		591,042,000	591,042,000

See accompanying notes to the condensed consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended January 31, 2018
(Stated in US Dollars)
(Unaudited)

	Common Stock
			Additional			Other
		Par	Paid-in	Subscription	Deficit	Comprehensive
	Shares	Value	Capital	Receivable	Accumulated	Income (Loss)	Total

Balance, August 1, 2017	591,042,000	$591,042	$9,962,555	$(310,000)	$(5,377,094)	$(860,369)	$4,006,134
Rent contributed by shareholders	-	-	3,000	-	-	-	3,000
Other comprehensive income	-	-	-	-	-	405,892	405,892
Net loss	-	-	-	-	(1,524,525)	-	(1,524,525)

Balance, January 31, 2018 (Unaudited)	591,042,000	$591,042	$9,965,555	$(310,000)	$(6,901,619)	$(454,477)	$2,890,501

See accompanying notes to the condensed consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Condensed Consolidated Statements of Cash Flows
(Stated in US Dollars)
(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	January 31,	January 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,524,525)	$(971,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(112,620)	-
Depreciation	195,881	200,697
Rent contributed by shareholders as paid-in capital	3,000	3,000
Changes in operating assets and liabilities:
Accounts receivable	1,111,483	2,547,156
Inventories	(379,861)	(2,072,414)
Advances to suppliers	(200,208)	(1,524,233)
Costs in excess of billings	(83,434)	-
Other receivables	(8,247)	444,105
Due from related party	-	(80,859)
Other current assets	-	(344,492)
Accounts payable and accrued liabilities	(1,137,806)	(1,217,262)
Advances from customers	607,097	-
Taxes payable	21,957	(4,918)
Advance billings on contracts	-	2,229,693
Other payables	(117,851)	-
Deferred tax liability	-	(74,767)
Net cash used in operating activities	(1,625,134)	(866,235)

Cash flows from investing activities:
Issuance of note receivable	(159,132)	-
Purchase of property and equipment	-	(18,436)
Loan made to related parties	-	(177,018)
Net cash used in by investing activities	(159,132)	(195,454)

Cash flows from financing activities:
Advances from related parties	356,474	445,447
Proceeds from notes payable	465,197	-
Advances from director	11,025	-
Net cash provided by financing activities	832,696	445,447

Effect of exchange rate change on cash	365,574	(540,264)

Net change in cash and cash equivalents	(585,996)	(1,156,506)

Cash and cash equivalents - beginning of period	1,156,969	1,226,220

Cash and cash equivalents - end of period	$570,973	$69,714
Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$19,268	$-
Supplemental non-cash investing and financing information:
Transfers from advances to suppliers to inventories	$316,591	$-
Transfers from deposits to property, plant, and equipment	$2,033,664	$-
Rent contributed by shareholders	$3,000	$3,000

See accompanying notes to the condensed consolidated financial statements

Xiangtian (USA) Air Power Co., Ltd.
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended January 31, 2018 and 2017
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017, as filed with the SEC.

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended January 31, 2018, the Company incurred a net loss of $1,524,525 and used cash in operating activities of $1,625,134, and at January 31, 2018, the Company had a working capital deficit of $3,761,747. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our July 31, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

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

The Company’s wholly owned subsidiary, Luck Sky Shen Zhen, through a series of agreements known as variable interest agreements (“VIE” agreements), controls Sanhe City Lucksky Electrical Engineering Co., Ltd. (“Sanhe”), a corporation incorporated under the laws of the PRC. As a result of these contractual arrangements, which obligates Luck Sky Shen Zhen to absorb a majority of the risk of loss from the activities of Sanhe and enables Luck Sky Shen Zhen to receive a majority of its expected residual returns, the Company accounts for Sanhe as a variable interest entity (VIE). The following financial statement amounts and balances of Sanhe are included in the accompanying condensed consolidated financial statements as of January 31, 2018 and July 31, 2017, and for the six months ended January 31, 2018 and 2017, respectively:

	January31,	July 31,
	2018	2017
Total assets	$12,313,838	$13,070,348
Total liabilities	8,511,845	8,498,122

	For the six	For the six
	months	months
	Ended	ended
	January 31,	January 31,
	2018	2017
	(Unaudited)	(Unaudited)
Net loss	$1,040,623	$769,631

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

The carrying amounts reported in the Condensed Consolidated Balance Sheet for cash and cash equivalents, accounts receivable, inventory, notes receivables, accounts payable, notes payable, accrued liabilities and other payables approximate their fair values due to their short-term nature.

Foreign Currency Translation

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. The Company’s functional currency is Chinese Renminbi (“RMB”) as substantially all of the Company’s PRC subsidiaries’ operations use this denomination. The consolidated financial statements are presented in U.S. dollars. Assets and Liabilities are translated at the exchange rate as of the balance sheet date. Income and expenses are translated at the average exchange rate for the period presented. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred.

The exchange rates for the applicable periods are as follows:

	As of and for		As of and for
	the six	As of and for	the six
	months ended	the year ended	months ended
	January 31,	July 31,	January 31,
	2018	2017	2017

Period end RMB: US$ exchange rate	6.28	6.72	6.63

Period average RMB: US$ exchange rate	6.58	6.82	6.62

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method, and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at January 31, 2018 or January 31, 2017.

Concentrations

During the six months ended January 31, 2018, one customer represented 52% of the Company's revenue. During the six months ended January 31, 2017, other customer represented 73% of the Company's revenue. At January 31, 2018 and July 31, 2017, one customer accounted for 75% and 88%, respectively, of accounts receivable.

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

NOTE 2 –ACCOUNTS RECEIVABLE
Accounts receivable consists of the following:

	January 31,	July 31,
	2018	2017
Accounts receivable	$1,503,444	$2,614,927
Less: allowance for doubtful accounts	(1,457,363)	(1,472,296)

Accounts receivable, net	$46,081	$1,142,631

NOTE 3 – INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and, net of reserves, consists of the following:

	January 31,	July 31,
	2018	2017
Raw materials and parts	$1,023,900	$801,437
Work in process	495,146	54,924
Finished goods	69,428	35,661
Total	1,588,474	892,022
Less: allowance for inventory reserve	(365,523)	(341,609)
Inventories, net	$1,222,951	$550,413

NOTE 4 – COSTS IN EXCESS OF BILLINGS
Costs in excess of billings relate to certain contracts and consists of the following:

	January 31,	July 31,
	2018	2017
Billings in excess of costs on uncompleted contracts- related party	$(70,989)	$46,510
Costs on contracts not yet recognized	3,071,325	2,870,392
Costs in excess of billings	$3,000,336	$2,916,902

Contracts accounted for under the percentage-of- completion method:
Costs incurred on uncompleted contracts-related party	$73,598	$172,922
Billings to date	(144,587)	(126,412)
	$(70,989)	$46,510

At January 31, 2018 and July 31, 2017, $3,071,325 and $2,870,392 respectively, of inventory delivered in advance of revenue recognition was deferred and included with costs in excess of billings on the accompanying balance sheet.

NOTE 5 – NOTE RECEIVABLE

On September 18, 2017, the Company entered into an agreement to loan Shenzhen Chun Fu Xin Trading Co. Ltd., an unrelated entity, $159,132 (RMB 1,000,000). The loan is unsecured, earns interest at 5.4% per annum, and is due on September 17, 2018. In March 2018, the Company received a total payment of $163,430 (RMB 1,027,000) as principal and interest payment of the note receivable.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	January 31,	July 31,
	2018	2017
Machinery equipment	$7,505,466	$5,025,011
Computer and office equipment	73,212	68,422
Vehicle	73,234	68,442
Total property, plant and equipment	7,651,912	5,161,875
Less: accumulated depreciation	(1,094,985)	(831,542)
Total	$6,556,927	$4,330,333

Total depreciation expenses for the six months ended January 31, 2018 and 2017 was $195,881 and $200,697, respectively.

At July 31, 2017, the balance of deposits for property, plant, and equipment was $2,080,436. The deposits were for the purchases of machinery equipment that had not been accepted or put into service. During the six months ended January 31, 2018, machinery in the amount of $2,033,664 was accepted and put into service, and the related deposit of $2,033,664 was transferred to machinery equipment. At January 31, 2018, the balance of deposits for property, plant, and equipment was $ 95,321.

NOTE 7 – ADVANCES TO SUPPLIERS

At January 31, 2018 and July 31, 2017, the Company had $933,599 and $1,168,867, respectively of outstanding advances to suppliers, which mainly represent interest-free cash deposits paid to suppliers for future purchases of raw materials. At January 31, 2018 and July 31, 2017, the advances to suppliers were net of a reserve of $1,523,450 and $1,404,565, respectively.

NOTE 8 - NOTES PAYABLE

On December 22, 2017, the Company entered into a note payable with Zheng Yong, an unrelated party, for $50,608 (RMB 318,023). The note payable is unsecured, bears interest at 4.75% per annum, and is due on December 21, 2018.

On January 26, 2018, the Company entered into a note payable agreement with Hubei Henghao Real Estate Development Co. LTD., an unrelated entity, for $413,743 (RMB 2,600,000). The note payable is unsecured, bears interest at 4.75% per annum, and is due on January 25, 2019.

NOTE 9 - RELATED PARTY TRANSACTIONS

Sales to related party
In August 2016, Sanhe began three construction projects for installation of PV panels with Sanhe Liguang Kelitai Equipment Ltd (“Sanhe Keilitai”). Sanhe Keilitai is majority (95%) owned by Zhou Jian, our Chairman of the Board. During the six months ended January 31, 2018, revenue of $ 54,798 and costs of sales of $47,434 were recognized related to these projects. At January 31, 2018, billings in excess of costs of these contracts totaled $3,000,336. For the six months ended January 31, 2017, the accumulated cost on the construction project was $661,217 and the accumulated billing was $2,329,572.

Due to related parties

	January 31,	July 31,
	2018	2017

Advances due to Zhou Deng Rong	$2,372,434	$1,953,169
Lease payable to Lucksky Group	493,417	399,652
	$2,865,851	$2,352,821

The advances due to Zhou Deng Rong, our former CEO, and immediate family member of our current CEO and current chairman are unsecured, non-interest bearing, and due on demand and primarily represent payment of professional and consulting fees incurred by the Company.

Sanhe leases its principal office, factory and dormitory, and the related land use right, from Lucksky Group in Sanhe City, Hebei Province, PRC. Lucksky Group is owned by Zhou Deng Rong, our former CEO. For the six months ended January 31, 2018 and 2017, rent expense for the lease with Lucksky was $62,791 and $60,986, respectively. At January 31, 2018 and July 31, 2017, the amount due to Lucksky Group under the leases was $493,417 and $399,652, respectively.

Due to Director
Advances due to Director at January 31, 2018 and July 31, 2017 were $511,272 and $500,247, respectively. The advances are unsecured, non-interest bearing and due on demand with no formal terms of repayment.

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

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated Financial Statements of the Company for the three-month and six-month periods ended January 31, 2018 and 2017 and related notes thereto.

Three-month period ended January 31, 2018 compared to three-month period ended January 31, 2017

Revenue
We have recognized $232,243 and $965,896 revenue for the three months ended January 31, 2018 and 2017, a decrease of 76%, due to a decrease in the sale of power systems.

Cost of Sales
We have recognized $175,441 and $834,113 cost of sales for the three months ended January 31, 2018 and 2017. The costs were in line with the revenue.

Gross Profit
Gross profit was $56,802 for the three months ended January 31, 2018, compared to $131,783 for the three months ended January 31, 2017.

Operating Expenses
For the three months ended January 31, 2018, we have incurred total operating expenses in the amount of $725,489, which mainly comprised selling expenses of $48,353, professional expenses of $219,903, salary expenses of $274,851, rental fees of $55,460, and general and administrative expenses totaling $126,921. For the three months ended January 31, 2017, we have incurred total operating expenses in the amount of $479,365, which mainly comprised selling expenses of $5,164, professional expenses of $61,612, salary expenses of $208,070, rental fees of $31,511, and general and administrative expenses totaling $173,009. The increase in operating expenses by $246,123, or 51%, was primarily due to the increase amounts of professional fees and salary expenses recorded in general and administrative expenses.

Six-month period ended January 31, 2018 compared to six-month period ended January 31, 2017

Revenue
We have recognized $587,437 and $1,052,656 in revenue for the six months ended January 31, 2018 and 2017. A couple of small projects were completed and $51,178 of panel subassembly was sold in this period. The decrease in revenue is due to a decrease in the sale of power systems.

Cost of Sales
We have recognized $493,085 and $905,712 cost of sales for the six months ended January 31, 2018 and 2017. The decrease in cost of sales is due to decrease in sales.

Gross Profit
Gross profit was $94,352 for the six months ended January 31, 2018, compared to $146,944 for the six months ended January 31, 2017.

Operating Expenses
For the six months ended January 31, 2018, we incurred total operating expenses in the amount of $1,611,640, which mainly comprised selling expenses of $64,323, professional expenses of $727,049, salary expenses of $536,682, rental fees of $109,785, and general and administrative expenses totaling $173,801. For the six months ended January 31, 2017, we incurred total operating expenses in the amount of $1,186,217, which mainly comprised selling expenses of $18,190, professional expenses of $259,357, salary expenses of $415,958, rental fees of $66,154, and general and administrative expenses totaling $426,558. The increase in operating expenses by $425,423, or 35.9%, was primarily due to the increased amounts of professional expenses for a larger scale of operations.

Liquidity and Capital Resources

As of January 31, 2018, we had a cash balance of $570,973. During the six months ended January 31, 2018, net cash used in operating activities totaled $1,625,134. Net cash used in investing activities totaled $159,132. Net cash provided by financing activities during the period totaled $832,696. The resulting change in cash for the period was a decrease of $585,996, which was primarily due to net cash used in operations, offset by a cash inflow from related parties and notes payable.

As of January 31, 2018, we had current liabilities of $9,715,374, which was mainly comprised of accounts payable and accrued liabilities of $3,878,000, amount due to related parties of $2,865,851, amount due to directors of $511,272, advance from customers of $1,078,977,notes payable of $ 465,197,other payables of $349,612 and income tax payable of $566,465.

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

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the period ended January 31, 2018, the Company incurred a net loss of $1,524,525 and used cash in operating activities of $1,625,134, and at January 31, 2018, the Company had a working capital deficit of $3,761,747. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our July 31, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty be necessary should we be unable to continue as a going concern.

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

Ineffective Control Environment

The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) did not maintain a functioning independent audit committee and did not maintain an independent board (ii) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities (iii) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements, (iv) had inadequate segregation of duties consistent with control objectives, and (v) did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of closing checklists, budget-to-actual analyses, balance sheet variation analysis, proforma financial statements, and the usage of key spreadsheets to monitor.

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

Inadequate controls over recording of sales and accounts receivable

The Company did not maintain effective controls over the completeness, accuracy, and valuation of revenue and accounts receivable. Specifically, the Company had not implemented effective controls (i) to ensure that credit checks are performed and the decision-making process as to the credit limit is documented and maintained, (ii) to ensure that that all revenue recognition criteria have been satisfied prior to revenue being recognized, including collectability criteria, (iii) to ensure sales invoices are prepared and issued in a timely manner; (iv) to ensure that sales are reconciled to the general ledger; (v) to match cash receipts to amounts invoiced and (vi) to monitor the aging of accounts receivables and to verify the completeness and accuracy of computations for the valuation of accounts receivables reserves and (vii) for the analysis of the completed contract verses the percentage of completion method of accounting for contract revenues.

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

Inadequate controls over the valuation of deferred tax assets

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

(ii) We have appointed a qualified Chief Financial Officer.

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2018, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

XIANGTIAN (USA) AIR POWER CO., LTD.

By: /s/ Zhou Deng Hua
Name: Zhou Deng Hua
Chief Executive Officer
(Principal Executive Officer)

Date: March 19, 2017

By: /s/ Paul Kam Shing Chiu
Name: Paul Kam Shing Chiu
Chief Financial Officer
(Principal Financial Officer)

Date: March 19, 2017