Form 10-Q
period 2018-04-30
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2018-06-18
CIK 1472468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549q

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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
Yes [ ]      No [X]

Indicate the number of outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The registrant had 591,042,000 shares of common stock, $0.001 par value outstanding at June 15, 2018. The registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Xiangtian (USA) Air Power Co., Ltd.
Condensed Consolidated Balance Sheets
(Stated in US Dollars)

	April 30,	July 31,
	2018	2017
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$2,926,769	$1,156,969
Accounts receivable, net	1,362	1,142,631
Inventories	1,627,063	550,413
Advances to suppliers	2,109,693	1,168,867
Costs in excess of billings	3,031,786	2,916,902
Other receivables	924,964	12,308
Total current assets	10,621,637	6,948,090

Property, plant and equipment, net	6,386,764	4,330,333
Deposit for property, plant and equipment	98,642	2,080,436
Deposit for investment	473,747	-
Total non-current assets	6,959,153	6,410,769
Total assets	$17,580,790	$13,358,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,092,099	$5,015,806
Notes payable	2,179,234	-
Advances from customers	2,872,122	471,880
Due to related parties	3,071,370	2,352,821
Due to director	2,303,028	500,247
Income taxes payable	566,536	544,508
Other payables	331,063	467,463
Total current liabilities	15,415,452	9,352,725

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding		-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 591,042,000 shares issued and outstanding	591,042	591,042
Additional paid-in capital	9,967,055	9,962,555
Subscription receivable	(310,000)	(310,000)
Accumulated deficit	(7,583,376)	(5,377,094)
Accumulated other comprehensive loss	(496,022)	(860,369)
Total Xiangtian (USA) Air Power Co., Ltd, common shareholders’ equity	2,168,699	4,006,134
Non-controlling interest in consolidated subsidiary	(3,361)	-
Total stockholders’ equity	2,165,338	4,006,134
Total liabilities and stockholders’ equity	$17,580,790	$13,358,859

See accompanying notes to the condensed consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Stated in US Dollars)
(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,

	2018	2017	2018	2017

Revenue-products	$344,943	$641,785	$826,404	$796,249

Revenue-installation of power systems (including $72,228, $ 16,172, $ 127,026 and $ 170,636 to related parties for the three and nine months ended April 30, 2018 and 2017 respectively)	78,701	2,635,025	184,677	3,533,217

Total revenue	423,644	3,276,810	1,011,081	4,329,466

Cost of sales-products	249,736	552,259	651,716	685,779

Cost of sales- installation of power systems	59,019	2,212,828	150,124	2,985,020

Total cost of sales	308,755	2,765,087	801,840	3,670,799

Gross profit	114,889	511,723	209,241	658,667

Operating expenses:

Selling, general and administrative expenses (including $32,712, $ 30,021, $ 95,503 and $ 91,007 to related parties for the three and nine months ended April 30, 2018 and 2017 respectively)	797,142	550,202	2,408,782	1,736,419

Loss from operations	(682,253)	(38,479)	(2,199,541)	(1,077,752)

Other income (expense)	(2,340)	(12)	(6,348)	7,443

Interest income	3,822	1,207	4,436	1,154

Total other income (expense), net	1,482	1,195	(1,912)	8,597

Loss before income taxes	(680,771)	(37,284)	(2,201,453)	(1,069,155)

Income tax (expense)	(4,347)	(71,372)	(8,190)	(11,442)

Net loss	(685,118)	(108,656)	(2,209,643)	(1,080,597)

Net loss attributable to Non-controlling Interest	(3,361)	-	(3,361)	-

Net loss attributable to common shareholders of Xiangtian (USA) Air Power Co., Ltd.	(681,757)	(108,656)	(2,206,282)	(1,080,597)

Foreign currency translation adjustment	(41,628)	(20,679)	364,347	(365,958)

Comprehensive loss	$(723,385)	$(129,335)	$(1,841,935)	$(1,446,555)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	591,042,000	591,042,000	591,042,000	591,042,000

See accompanying notes to the condensed consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended April 30, 2018
(Stated in US Dollars)
(Unaudited)

	Common Stock
			Additional			Other	Non-
		Par	Paid-in	Subscription	Deficit	Comprehensive	Controlling
	Shares	Value	Capital	Receivable	Accumulated	Income (Loss)	Interest	Total

Balance, August 1, 2017	591,042,000	$591,042	$9,962,555	$(310,000)	$(5,377,094)	$(860,369)	$-	$4,006,134
Rent contributed by shareholders	-	-	4,500	-	-	-	-	4,500
Foreign currency translation	-	-	-	-	-	364,347	-	364,347
Net loss	-	-	-	-	(2,206,282)	-	(3,361)	(2,209,643)

Balance, April 30, 2018 (Unaudited)	591,042,000	$591,042	$9,967,055	$(310,000)	$(7,583,376)	$(496,022)	$(3,361)	$2,165,338

See accompanying notes to the condensed consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd.
Condensed Consolidated Statements of Cash Flows
(Stated in US Dollars)
(Unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	April 30,	April 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,209,643)	$(1,080,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	317,293	214,664
Rent contributed by shareholders as paid-in capital	4,500	4,500
Changes in operating assets and liabilities:
Accounts receivable	1,261,155	1,348,286
Inventories	(776,757)	(1,788,872)
Advances to suppliers	(1,369,080)	1,127,376
Costs in excess of billings	62,576	-
Other receivables	(912,656)	311,056
Other current assets	-	(383,728)
Accounts payable and accrued liabilities	(1,161,195)	267,203
Advances from customers	2,371,167	-
Taxes payable	22,028	-
Advance billings on contracts	-	517,312
Other payables	(136,400)	139,164
Deferred tax liability	-	(93,601)
Net cash used in operating activities	(2,527,012)	582,763

Cash flows from investing activities:
Deposit made to investment	(473,747)	-
Purchase of property and equipment	(98,642)	(1,887,453)
Repayment of loan made to third parties	-	176,105
Net cash used in by investing activities	(572,389)	(1,711,348)

Cash flows from financing activities:
Proceeds from notes payable	2,179,234	-
Advances from related parties	500,410	611,281
Advances from director	1,802,781	1,799
Loan made to director	-	(146,754)
Advances from shareholders	-	85,118
Net cash provided by financing activities	4,482,425	551,444

Effect of exchange rate change on cash	505,475	(457,800)

Net change in cash and cash equivalents	1,769,800	(1,034,941)

Cash and cash equivalents - beginning of period	1,156,969	1,226,220

Cash and cash equivalents - end of period	$2,926,769	$191,279
Supplemental disclosure of cash flow information:
Interest paid	$582	$-
Income tax paid	$19,537	$-
Supplemental non-cash investing and financing information:
Transfers from advances to suppliers to inventories	$321,013	$-
Transfers from deposits to property, plant, and equipment	$2,061,683	$-
Rent contributed by shareholders	$4,500	$4,500

See accompanying notes to the condensed consolidated financial statements

Xiangtian (USA) Air Power Co., Ltd.
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended April 30, 2018 and 2017
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

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine-month period ended April 30, 2018, the Company incurred a net loss of $2,209,643 and used cash in operating activities of $2,527,012, and at April 30, 2018, the Company had a working capital deficit of $4,793,815. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our July 31, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

The Company believes it will require additional funds to continue its operations through fiscal year 2018 and to continue to develop its existing projects and expand into new projects. The Company plans to raise such funds by generating additional sales revenue, implementing cost reductions, and raising loans from major shareholders and directors, or a combination thereof, and the Company believes it is capable of raising such funds in the coming fiscal year. There are no assurances that such funds will be available, and if available, at terms acceptable to the Company.

Cash and cash equivalents

Cash and cash equivalents were denominated in the following currencies at:

	As of	As of
	April 30, 2018	July 31, 2017
	Unaudited
Cash and cash equivalents
Denominated in United States Dollars	$2,788	$2,788
Denominated in Hong Kong dollars	16,722	16,970
Denominated in Chinese Renminbi	2,907,259	1,137,211
Cash and cash equivalents	$2,926,769	$1,156,969

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant accounting estimates include, among others, the allowance for doubtful accounts receivable, valuation of inventory, valuation of advances to suppliers, impairment analysis of long-term assets, valuation of allowance on deferred income taxes, valuation of warranty reserves, and the accrual of potential liabilities. Actual results may differ materially from those estimates.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries over which the Company exercises control, and entities for which the Company is the primary beneficiary. Intercompany transactions and balances are eliminated in consolidation.

During the nine-month period ended April 30, 2018, Sanhe established two subsidiaries, Xiangtian Zhongdian (Hubei) New Energy Co. Ltd. and Jingshan Sanhe Xiangtian New Energy Technology Co. Ltd. with 70% and 100% ownership, respectively. At April 30, 2018, the condensed consolidated financial statements include a noncontrolling interest related to Sanhe’s ownership of 70% of Xiangtian Zhongdian (Hubei) New Energy Co. Ltd.

The Company’s wholly owned subsidiary, Luck Sky Shen Zhen, through a series of agreements known as variable interest agreements (“VIE” agreements), controls Sanhe City Lucksky Electrical Engineering Co., Ltd. (“Sanhe”), a corporation incorporated under the laws of the PRC. As a result of these contractual arrangements, which obligates Luck Sky Shen Zhen to absorb a majority of the risk of loss from the activities of Sanhe and enables Luck Sky Shen Zhen to receive a majority of its expected residual returns, the Company accounts for Sanhe as a variable interest entity (VIE). The following financial statement amounts and balances of Sanhe are included in the accompanying condensed consolidated financial statements as of April 30, 2018 and July 31, 2017, and for the nine months ended April 30, 2018 and 2017, respectively:

	April 30,	July 31,
	2018	2017
Total assets	$17,356,033	$13,070,348
Total liabilities	14,101,420	8,498,122

	For the nine	For the nine
	months	months
	Ended	ended
	April 30,	April 30,
	2018	2017
	(Unaudited)	(Unaudited)
Net loss	$852,374	$842,907

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

The carrying amounts reported in the Condensed Consolidated Balance Sheet for cash and cash equivalents, accounts receivable, inventory, accounts payable, notes payable, accrued liabilities and other payables approximate their fair values due to their short-term nature.

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

The exchange rates for the applicable periods are as follows:

	As of and for		As of and for
	the nine	As of and for	the nine
	months ended	the year ended	months ended
	April 30,	July 31,	April 30,
	2018	2017	2017

Period end RMB: US$ exchange rate	6.33	6.72	6.89

Period average RMB: US$ exchange rate	6.49	6.82	6.81

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method, and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at April 30, 2018 or April 30, 2017.

Concentrations

During the nine months ended April 30, 2018, one customer represented 38% of the Company's revenue. During the nine months ended April 30, 2017, another customer represented 65% of the Company's revenue. At April 30, 2018 and July 31, 2017, one customer accounted for 100% and 88%, respectively, of accounts receivable.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, and ASU 2017-05, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows. The Company will adopt the provisions of this statement in July 2018, using the modified retrospective approach. The Company does not believe the adoption of ASU 2014-09 will have a material effect on its financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements and related disclosures. The Company estimates that upon adoption of ASU 2016-02 in July 2020, it will recognize a right-of-use asset and lease liability of approximately $600,000, respectively.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 –ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	April 30,	July 31,
	2018	2017
Accounts receivable	$1,442,657	$2,614,927
Less: allowance for doubtful accounts	(1,441,295)	(1,472,296)
	-
Accounts receivable, net	$1,362	$1,142,631

NOTE 3 – INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and, net of reserves, consists of the following:

	April 30,	July 31,
	2018	2017
Raw materials and parts	$1,562,135	$801,437
Work in process	354,768	54,924
Finished goods	72,889	35,661
Total	1,989,792	892,022
Less: allowance for inventory reserve	(362,729)	(341,609)
Inventories, net	$1,627,063	$550,413

NOTE 4 – COSTS IN EXCESS OF BILLINGS

Costs in excess of billings relate to certain contracts and consists of the following:

	April 30,	July 31,
	2018	2017
Billings in excess of costs on uncompleted contracts- related party	$(16,064)	$46,510
Costs on contracts not yet recognized	3,047,850	2,870,392
Costs in excess of billings	$3,031,786	$2,916,902

Contracts accounted for under the percentage-of- completion method:		-
Costs incurred on uncompleted contracts-related party	$127,418	$172,922
Billings to date	(143,482)	(126,412)
	$(16,064)	$46,510

At April 30, 2018 and July 31, 2017, $3,047,850 and $2,870,392 respectively, of inventory delivered in advance of revenue recognition was deferred and included with costs in excess of billings on the accompanying balance sheet.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	April 30,	July 31,
	2018	2017
Machinery equipment	$7,448,101	$5,025,011
Computer and office equipment	74,296	68,422
Vehicle	72,674	68,442
Total property, plant and equipment	7,595,071	5,161,875
Less: accumulated depreciation	(1,208,307)	(831,542)
Total	$6,386,764	$4,330,333

Total depreciation expense for the nine months ended April 30, 2018 and 2017 was $317,293 and $214,664, respectively.

At July 31, 2017, the balance of deposits for property, plant, and equipment was $2,080,436. The deposits were for the purchases of machinery equipment that had not been accepted or put into service. During the nine months ended April 30, 2018, machinery in the amount of $2,033,664 was accepted and put into service, and the related deposit of $2,033,664 was transferred to machinery equipment. At April 30, 2018, the balance of deposits for property, plant, and equipment was $98,642. \

NOTE 6 – DEPOSIT FOR INVESTMENT

On March 16, 2018, the Company entered into a letter of intent to establish a 60% majority-owned subsidiary for a proposed supermarket project. Pursuant to the letter of intent, the Company paid a deposit to an unrelated party that will be the 40% noncontrolling interest in the proposed project. The deposit was $473,747 (RMB 3,000,000) and is expected to be used as working capital once the subsidiary is formed.

NOTE 7 – ADVANCES TO SUPPLIERS

At April 30, 2018 and July 31, 2017, the Company had $2,109,693 and $1,168,867, respectively of outstanding advances to suppliers, which mainly represent interest-free cash deposits paid to suppliers for future purchases of raw materials. At April 30, 2018 and July 31, 2017, the advances to suppliers were net of a reserve of $1,511,806 and $1,404,565, respectively.

NOTE 8 - NOTES PAYABLE

At August 1, 2017, the Company had no balances for notes payable. During the nine months ended April 30, 2018, the Company issued five notes payables for total proceeds of $2,176,170 (RMB 14.123,344), and paid off one note for $49,821 (RMB 322,543), and recorded a foreign currency translation adjustment of $52,885. At April 30, 2018, the balance of notes payable are $2,179,234 (RMB 13,800,801). All of the notes are unsecured, bear interest at 4.75% per annum, and mature between January 25, 2019 and April 23, 2019. Three notes totaling $1,989,735 are due to Hubei Henghao Real Estate Development Co. Ltd., an unrelated entity.

NOTE 9 - RELATED PARTY TRANSACTIONS

Sales to related party

In August 2016, Sanhe began three construction projects for installation of PV panels with Sanhe Liguang Kelitai Equipment Ltd (“Sanhe Keilitai”). Sanhe Keilitai is majority (95%) owned by Zhou Jian, our Chairman of the Board. During the nine months ended April 30, 2018, revenue of $127,026 and costs of sales of $93,964 were recognized related to these projects. At April 30, 2018, billings in excess of costs totaled $16,064.

Due to related parties

	April 30,	July 31,
	2018	2017

Advances due to Zhou Deng Rong	$2,549,082	$1,953,169
Lease payable to Lucksky Group	522,289	399,652
	$3,071,370	$2,352,821

The advances due to Zhou Deng Rong, our former CEO, and immediate family members of our current CEO and current chairman are unsecured, non-interest bearing, and due on demand and primarily represent payment of professional and consulting fees incurred by the Company.

Sanhe leases its principal office, factory and dormitory, and the related land use right, from Lucksky Group in Sanhe City, Hebei Province, PRC. Lucksky Group is owned by Zhou Deng Rong, our former CEO. For the nine months ended April 30, 2018 and 2017, rent expense for the lease with Lucksky was $95,502 and $60,986, respectively. At April 30, 2018 and July 31, 2017, the amount due to Lucksky Group under the leases was $522,289 and $399,652, respectively.

Due to Director

Advances due to Director at April 30, 2018 and July 31, 2017 were $2,303,028 and $500,247, respectively. The advances are unsecured, non-interest bearing and due on demand with no formal terms of repayment.

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

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated Financial Statements of the Company for the three-month and nine-month periods ended April 30, 2018 and 2017 and related notes thereto.

Three-month period ended April 30, 2018 compared to three-month period ended April 30, 2017

Revenue

We have recognized $423,644 and $3,276,810 in revenue for the three month periods ended April 30, 2018 and 2017, respectively, representing a decrease of 87%, due to a decrease in the sale of power systems.

Cost of Sales

We have recognized $308,755 and $2,765,087 in cost of sales for the three month period ended April 30, 2018 and 2017. The costs were in line with the revenue.

Gross Profit

Gross profit was $114,889 for the three months ended April 30, 2018, compared to $511,723 for the three months ended April 30, 2017.

Operating Expenses

For the three months ended April 30, 2018, we have incurred total operating expenses in the amount of $797,145, which mainly comprised selling expenses of $106,001, professional expenses of $10,322, salary expenses of $258,113, rental fees of $72,008, and general and administrative expenses totaling $350,701. For the three months ended April 30, 2017, we have incurred total operating expenses in the amount of $550,202, which mainly comprised selling expenses of $5,337, professional expenses of $175,223, salary expenses of $227,819, rental fees of $50,642, depreciation expenses of $59,621 and general and administrative expenses totaling $31,560. The increase in operating expenses by $246,940, or 44%, was primarily due to the increased amounts of professional fees and salary expenses recorded in general and administrative expenses.

Nine-month period ended April 30, 2018 compared to nine-month period ended April 30, 2017

Revenue

We have recognized $1,011,081 and $4,329,466 in revenue for the nine months ended April 30, 2018 and 2017. The decrease in revenue is due to a decrease in the sale of power systems.

Cost of Sales

We have recognized $801,840 and $3,670,799 in cost of sales for the nine months ended April 30, 2018 and 2017, respectively. The decrease in cost of sales is due to a decrease in sales.

Gross Profit

Gross profit was $209,421 for the nine months ended April 30, 2018, compared to $658,667 for the nine months ended April 30, 2017.

Operating Expenses

For the nine months ended April 30, 2018, we incurred total operating expenses in the amount of $ 2,408,785, which mainly comprised selling expenses of $170,324, professional expenses of $737,371, salary expenses of $794,795, rental fees of $181,793, and general and administrative expenses totaling $524,502. For the nine months ended April 30, 2017, we incurred total operating expenses in the amount of $1,736,419, which mainly comprised selling expenses of $23,527, professional expenses of $434,580, salary expenses of $643,777, rental fees of $116,796, depreciation expenses of $198,869 and general and administrative expenses totaling $318,870. The increase in operating expenses by $672,366, or 38.7%, was primarily due to the increased amounts of professional expenses, selling expenses and salary expenses for a larger scale of operations.

Liquidity and Capital Resources

As of April 30, 2018, we had a cash balance of $2,926,769. During the nine months ended April 30, 2018, net cash used in operating activities totaled $2,527,012. Net cash used in investing activities totaled $572,389. Net cash provided by financing activities during the period totaled $4,429,540. The resulting change in cash for the period was an increase of $1,769,800, which was primarily due to net cash used in operations, offset by cash provided  by related parties and proceeds from notes payable.

As of April 30, 2018, we had current liabilities of $15,415,535, which was mainly comprised of accounts payable and accrued liabilities of $4,092,099, amount due to related parties of $3,071,370, amount due to directors of $2,303,028, advance from customers of $2,872,122, notes payable of $2,179,234, other payables of $331,146 and income tax payable of $566,536.

Any material delay or reduction in the projected cash receipts will adversely affect our operations. While we expect to generate revenue on the sale of our products to meet the liquidity and capital resources of our operations, delayed receipts or increased costs may cause going concern issues, particularly in light of our limited available cash.

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine month period ended April 30, 2018, the Company incurred a net loss of $2,209,643 and used cash in operating activities of $2,527,012, and at April 30, 2018, the Company had a working capital deficit of $4,793,898. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on our July 31, 2017 financial statements, raised substantial doubt as to the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

The Company believes it will require additional funds to continue its operations through fiscal year 2018 and to continue to develop its existing projects and expand into new projects. The Company plans to raise such funds by generating additional sales revenue, implementing cost reductions, and raising loans from major shareholders and directors, or a combination thereof.

The Company believes it is capable of raising such funds in the coming fiscal year. There are no assurances that such funds will be available, and if available, at terms acceptable to the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies and Estimates

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant accounting estimates include, among others, the allowance for doubtful accounts receivable, valuation of inventory, valuation of advances to suppliers, impairment analysis of long-term assets, valuation of allowance on deferred income taxes, valuation of warranty reserves, and the accrual of potential liabilities. Actual results may differ materially from those estimates.

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

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Inflation in China has recently increased substantially. The inflation rate in China was reported at approximately 2% percent for 2017 and 1.8% for 2016 (see http://www.statista.com/statistics/270338/inflation-rate-in-china/). These factors have led to the adoption by the Chinese government, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Price inflation can affect our ability to maintain current levels of gross margin and selling and distribution, as well as general and administrative expenses as a percentage of net revenues if we are unable to pass along raw material price increases to customers. Accordingly, inflation in China may weaken our competitiveness domestically or in international markets.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2018. Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

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

Inadequate controls over recording of sales and accounts receivable

The Company did not maintain effective controls over the completeness, accuracy, and valuation of revenue and accounts receivable. Specifically, the Company had not implemented effective controls (i) to ensure that credit checks are performed and the decision-making process as to the credit limit is documented and maintained, (ii) to ensure that that all revenue recognition criteria have been satisfied prior to revenue being recognized, including collectability criteria, (iii) to ensure sales invoices are prepared and issued in a timely manner; (iv) to ensure that sales are reconciled to the general ledger; (v) to match cash receipts to amounts invoiced and (vi) to monitor the aging of accounts receivables and to verify the completeness and accuracy of computations for the valuation of accounts receivables reserves and (vii) for the analysis of the completed contract versus the percentage of completion method of accounting for contract revenues.

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

Inadequate controls over information technology

The Company did not design and maintain effective controls around the normal backup of the Company’s data. As at April 30, 2018, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

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

(ii) We have appointed a qualified Chief Financial Officer.

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2018, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act. (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act. (Filed herewith)

32.1	Certificate pursuant to 18 U.S.C. ss. 1350 for Zhou Deng Hua, Chief Executive Officer. (Filed herewith)

32.2	Certificate pursuant to 18 U.S.C. ss. 1350 for Paul Kam Shing Chiu, Chief Financial Officer. (Filed herewith)

XBRL Exhibit

101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XIANGTIAN (USA) AIR POWER CO., LTD.

By:	/s/ Zhou Deng Hua
Name: Zhou Deng Hua
Chief Executive Officer
(Principal Executive Officer)

Date: June 18, 2018

By:	/s/ Paul Kam Shing Chiu
Name: Paul Kam Shing Chiu
Chief Financial Officer
(Principal Financial Officer)

Date: June 18, 2018