Form 10-K
period 2018-07-31
XIANGTIAN (USA) AIR POWER CO., LTD.
filed 2018-10-30
CIK 1472468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54520

XIANGTIAN (USA) AIR POWER CO., LTD.
(Exact name of registrant as specified in its charter)

Nevada	98-0632932
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No.1, Fuqiao Village, Henggouqiao Town
Xianning, Hubei, China	437012
(Address of Principal Executive Offices)	(Zip Code)

+1 (929) 228-9298

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.001 Per Share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTC markets on January 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $651,721,687 based on 167,108,125 shares of common stock at the price of $3.9.

As of October 26, 2018, the registrant had 591,042,000 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Xiangtian (USA) Air Power Co., Ltd.

FORM 10-K

For the Year Ended July 31, 2018

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.

A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made in this report. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 24, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The cautions outlined made in this statement and elsewhere in this document should not be construed as complete or exhaustive. In many cases, we cannot predict factors which could cause results to differ materially from those indicated by the forward-looking statements. Additionally, many items or factors that could cause actual results to differ materially from forward-looking statements are beyond our ability to control. We will not undertake an obligation to further update or change any forward-looking statement, whether as a result of new information, future developments, or otherwise.

ii

USE OF DEFINED TERMS

Except as otherwise indicated by the context, references in this annual report to:

●	“Company,” “we,” “us” or “our” are references to the combined business of Xiangtian (USA) Air Power Co., Ltd. and its direct and indirect subsidiaries, variable interest entity and its subsidiaries.

●	“fiscal year” refers to our fiscal year ending July 31.

●	“U.S. Dollar,” “$” and “US$” means the legal currency of the United States of America.

●	“RMB” means Renminbi, the legal currency of China.

●	“Common Stock” refers to shares of the Company’s common stock, par value $0.001 per share.

●	“China” or the “PRC” are references to the People’s Republic of China.

iii

PART I

ITEM 1. Business

Overview

We are a holding company incorporated in Nevada. We are engaged in a variety of energy-related businesses through our subsidiaries and controlled entities in China.

Xianning Xiangtian Energy Holding Group Co., Ltd. (“Xianning Xiangtian”), our variable interest entity, and its wholly owned subsidiary, Sanhe Xiangtian Electrical Engineering Limited Company (“Sanhe Xiangtian”), are primarily engaged in the sales of air compression equipment and heat pumps as well as the installation of compressed air energy storage power generation systems utilizing our proprietary compressed air energy storage power generation technology.

Xiangtian Zhongdian (Hubei) New Energy Co. Ltd. (“Xiangtian Zhongdian”), a majority owned subsidiary of Xianning Xiangtian, is in the business of manufacture and sales of photovoltaic solar (“PV”) panels utilizing our proprietary technology to enhance the power production capabilities of the PV panels.

Jingshan Sanhe Xiangtian New Energy Technology Co. Ltd. (“Jingshan Sanhe”), a wholly owned subsidiary of Xianning Xiangtian, mainly produces and sells high-grade synthetic fuels. Tianjin Jiabaili Petroleum Products Co., Ltd. (“Tianjin Jiabaili”), a newly acquired subsidiary of Xianning Xiangtian, is expected to produce synthetic fuels in the first quarter of 2019.

Hubei Jinli Hydraulic Co., Ltd. (“Hubei Jinli”), another newly acquired subsidiary of Xianning Xiangtian, is engaged in the manufacture and sale of hydraulic parts and electronic components.

Our products are manufactured and sold in China primarily and we are also exploring foreign markets. We benefit from the Chinese government’s incentives for the production of green energy. We operate in a number of facilities in Tianjin city, Hubei and Hebei provinces and have a distribution network of third-party distributors and sales agencies in China.

Our Business History and Background

We were originally incorporated as Goa Sweet Tours Ltd. in the State of Delaware on September 2, 2008 to provide personalized concierge tour packages to tourists who visit the State of Goa, India. On April 17, 2012, we entered into certain share purchase agreements, with Luck Sky International Investment Holdings Limited, an entity owned and controlled by Zhou Deng Rong, and certain of our former stockholders who owned, in the aggregate, 7,200,000 shares of our Common Stock (90% of the then outstanding shares). Luck Sky International Investment Holdings Limited purchased such shares for an aggregate consideration of $235,000. The sale of such shares closed on May 15, 2012. Since the day of the closing, Zhou Deng Rong had served as our Chief Executive Officer until July 29, 2014, when he was succeeded by Zhiqi Zhang.

On May 29, 2012, we changed our name to “Xiangtian (USA) Air Power Co., Ltd.” through our merger with and into a wholly owned subsidiary.

On June 26, 2013, Luck Sky Holdings Limited was incorporated as a wholly owned subsidiary of the Company under the laws of British Virgin Islands. It has no operations and has been struck off the register of companies.

Pursuant to an agreement and plan of merger, dated as of September 15, 2013, we acquired 100% of the shares of common stock of Lucksky (Hong Kong) Shares Limited, a Hong Kong corporation in exchange for the issuance of shares of our common stock. The acquisition of Lucksky (Hong Kong) Shares Limited was closed on September 20, 2013.

On May 30, 2014, the Company purchased 100% of the issued and outstanding shares of common stock of Luck Sky (Hong Kong) Aerodynamic Electricity Limited (“Xiangtian HK”) from its sole shareholder, Zhou Jian, who is also our Chairman of the Board of Director, for 10,000 Hong Kong dollars (approximately US$1,290) in cash. Xiangtian HK had a direct, wholly-owned subsidiary, Luck Sky (Shen Zhen) Aerodynamic Electricity Limited, a corporation registered under the laws of the People’s Republic of China (“Xiangtian Shenzhen”). As a result of the acquisition, Xiangtian HK became our wholly-owned subsidiary and Xiangtian Shenzhen became our indirect subsidiary.

On July 25, 2014, we, through Xiangtian Shenzhen, entered into a series of agreements known as variable interest agreements (“VIE Agreements”), pursuant to which we gained control over Sanhe Xiangtian Electrical Engineering Limited Company, a PRC limited liability company established in July 2013 (“Sanhe Xiangtian”).

In May 2016, Sanhe Xiangtian established a wholly-owned subsidiary, Xianning Xiangtian, formerly known as Xianning Sanhe Power Equipment Manufacturing Co., in Xianning in Hubei Province, to manufacture and sale of air compression equipment, heat pumps and related products.

Effective October 31, 2016, we reincorporated in Nevada as a result of our merger with and into our wholly-owned subsidiary, Xiangtian (USA) Air Power Co., Ltd., a Nevada corporation.

In March 2018, Xianning Xiangtian formed Xiangtian Zhongdian, a joint venture in China, with Nanjing Zhongdian Photovoltaic Co. Ltd. 70% equity interest of Xiangtian Zhongdian is held by Xianning Xiangtian. Xiangtian Zhongdian is in the business of manufacturing and sales of PV panels.

In April 2018, Xianning Xiangtian formed a wholly owned subsidiary, Jingshan Sanhe, which is engaged in the business of researching, manufacturing and sales of high-grade synthetic products.

In June 2018, Xianning Xiangtian acquired 100% equity interest of Tianjin Jiabaili for RMB 6.8 million (US$1.1 million) pursuant to a certain equity transfer agreement dated June 21, 2018, as amended on August 21, 2018.

In June 2018, Xianning Xiangtian acquired 100% of the capital stock of Hubei Jinli, a company engaged in the business of manufacturing and sales of hydraulic parts and electronic components in China. See “—Hubei Jinli Acquisition.”

On August 9, 2018, Xianning Xiangtian formed a wholly owned subsidiary, Xianning Xiangtian Trade Co., Ltd (“Xiangtian Trade”), to engage in the purchase and sale of chemical raw materials for purpose of providing a staple supply of raw materials for our synthetic fuel operations.

Variable Interest Entity Agreements

On July 25, 2014, Sanhe Xiangtian and Xiangtian Shenzhen and Sanhe Xiangtian’s shareholders entered into certain VIE Agreements pursuant to which Sanhe Xiangtian became Xiangtian Shenzhen’s contractually controlled affiliate. The VIE Agreements provided Xiangtian Shenzhen with all of the management, control and net profits of Sanhe Xiangtian even though Xiangtian Shenzhen did not actually own any of the equity interest in Sanhe Xiangtian, the purpose and effect of the VIE Agreements is to instill in Xiangtian Shenzhen, the Company’s indirect wholly-owned subsidiary, total management and voting control of Sanhe Xiangtian for all material purposes. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government.

On September 30, 2018, we terminated the VIE Agreements as part of our restructuring to facilitate the shift of business focus between entities controlled by the Company. In connection with the termination of the VIE Agreements, Sanhe Xiangtian transferred its 100% equity interest of Xianning Xiangtian to the Sanhe Xiangtian Shareholders and the Sanhe Xiangtian Shareholders transferred their 100% equity interest of Sanhe Xiangtian to Xianning Xiangtian. As a result of the foregoing equity transfers, Sanhe Xiangtian became a wholly owned subsidiary of Xianning Xiangtian.

On September 30, 2018, the Company, through Xiangtian Shenzhen and Xiangtian HK, entered into a new series of variable interest entity agreements (“New VIE Agreements”), pursuant to which Xianning Xiangtian became the Company’s new contractually controlled affiliate. The New VIE Agreements allow us to:

●	exercise effective control over Xianning Xiangtian;

●	receive substantially all of the economic benefits of Xianning Xiangtian; and

●	have an exclusive option to purchase all or part of the equity interests in Xianning Xiangtian when and to the extent permitted by the PRC laws.

As a result of these contractual arrangements, we have become the primary beneficiary of Xianning Xiangtian, and we treat Xianning Xiangtian as our variable interest entity under U.S. GAAP. We will consolidate the financial results of Xianning Xiangtian in our consolidated financial statements in accordance with U.S. GAAP.  The above reorganization has no effect to the Company’s consolidated financial statements for the current period and thereafter.

The following is a summary of the New VIE Agreements:

Framework Agreement on Business Cooperation

Pursuant to the Framework Agreement on Business Cooperation between Xiangtian Shenzhen and Xianning Xiangtian, the parties agree to enter into a series of agreements, including Agreement of Exclusive Management, Consulting and Training and Technical Service, Know-How Sub-License Agreement, Equity Pledge Agreement, Exclusive Option Agreement and Power of Attorney. Specifically, Xiangtian Shenzhen will dispatch an operative team to Xianning Xiangtian to assist with Xianning Xiangtian with its planning and managing and regular business operations. The parties agree to share the cooperation profits as set forth in the New VIE Agreements. The term of cooperation is 10 years and may be unilaterally extended by Xiangtian Shenzhen.

Agreement of Exclusive Management, Consulting and Training and Technical Service

Pursuant to the Agreement of Exclusive Management, Consulting and Training and Technical Service between Xiangtian Shenzhen and Xianning Xiangtian, Xianning Xiangtian engages Xiangtian Shenzhen to provide consulting, training, management services and technical support exclusively for a term of 10 years, which may be unilaterally extended by Xiangtian Shenzhen. Xianning Xiangtian agrees to pay Xiangtian Shenzhen a service fee equal to one hundred percent (100%) of Xianning Xiangtian’s net income determined pursuant to the generally accepted accounting principles, payable quarterly.

Exclusive Option Agreement

Pursuant to the Exclusive Option Agreement among Xiangtian Shenzhen, Xiangtian HK, Xianning Xiangtian and the shareholders holding an aggregate of 100% of Xianning Xiangtian’s equity interest (“Xianning Xiangtian Shareholders”), the Xianning Xiangtian Shareholders irrevocably grant Xiangtian Shenzhen and Xiangtian HK an exclusive option to purchase from them, at its discretion, to the extent permitted under the PRC law, all or part of their equity interest in Xianning Xiangtian, and the purchase price will be the lowest price permitted by applicable PRC laws. The timing, method and times of exercise of this option to purchase is within Xiangtian Shenzhen and Xiangtian HK’s sole discretion. In addition, each of the Xianning Xiangtian Shareholders agrees to waive their respective preemptive right when the other shareholder transfers the equity interest of Xianning Xiangtian to Xiangtian Shenzhen or its designated party. The Xianning Xiangtian Shareholders further agree, among other things, without prior written consent of Xiangtian Shenzhen and Xiangtian HK, not to transfer, sell or pledge their equity interest of Xianning Xiangtian. Without the prior written consent of Xiangtian Shenzhen and Xiangtian HK, Xianning Xiangtian may not amend its articles of association, change the amount and structure of its registered capital or sell any of its assets or beneficial interest.

Equity Pledge Agreement

Pursuant to the Equity Pledge Agreement among Xiangtian Shenzhen, Xianning Xiangtian and the Xianning Xiangtian Shareholders, the Xianning Xiangtian Shareholders pledge all of their respective equity interest in Xianning Xiangtian to Xiangtian Shenzhen to guarantee the performance of Xianning Xiangtian’s obligations under the New VIE Agreements, other than this Equity Pledge Agreement. Xiangtian Shenzhen will be deemed to have created the encumbrance of first order in priority on the pledged equity interest. In the event of any breach of the VIE Agreements, other than this Equity Pledge Agreement, or failure to satisfy the guaranteed obligations, Xiangtian Shenzhen will have the right to dispose the pledge equity interest. The Xianning Xiangtian Shareholders may receive dividends or share profits only with prior consent from Xiangtian Shenzhen, and such dividends and profits will be deposited into a bank account designated by and under supervision of Xiangtian Shenzhen and to be used for repayment of any liability due to any breach of the VIE Agreements by Xianning Xiangtian or the Xianning Xiangtian Shareholders. The agreement will remain effective until the termination of the VIE Agreements, other than this Equity Pledge Agreement.

Know-How Sub-License Agreement

Pursuant to the Know-How Sub-License Agreement between Xiangtian Shenzhen and Xianning Xiangtian, Xiangtian Shenzhen agrees to grant an exclusive and non-transferable sublicense to use the patents, patent applications and all related trade secrets and technology and improvements on photovoltaic installation and the air energy storage power generation technology but without the sublease right in the territory of China, exclusive of Hong Kong Special Administrative Region, Macao Special Administrative Region and Taiwan Region for the purpose of the agreement. Xianning Xiangtian agrees to pay Xiangtian Shenzhen a quarterly royalty fee equal to five percent (5%) of Xianning Xiangtian’s gross revenue of each quarter. The shareholders of Xianning Xiangtian shall pledge all of their equity interest of Xianning Xiangtian as collateral for the royalty fee payable under this agreement. The agreement will remain effective throughout the entire duration of the operation of Xianning Xiangtian, unless terminated by Xiangtian Shenzhen with a 30-day prior written notice.

Power of Attorney

Pursuant to the Powers of Attorney executed by the Xianning Xiangtian Shareholders, each of the shareholders irrevocably appoints Xiangtian Shenzhen as his attorney-in-fact to exercise any and all rights as a shareholder of Xianning Xiangtian, including, but not limited to, the right to attend shareholders’ meetings, to execute shareholders’ resolutions, to sell, assign, transfer or pledge any or all of his equity interest of Xianning Xiangtian, to vote as a shareholder for all matters, as well as full power to execute equity transfer agreement as referenced in the Exclusive Option Agreement and to perform under the Exclusive Option Agreement and Equity Pledge Agreement without limitation. Xiangtian Shenzhen is also authorized to transfer, allocate or use any cash dividends and non-cash income in accordance with the respective shareholder’s instructions and to exercise all the necessary rights associated with the equity interest at Xiangtian Shenzhen’s sole discretion and without the consent of the Xianning Xiangtian Shareholders. The Powers of Attorney will remain effective as long as the Xianning Xiangtian Shareholders remain the shareholders of Xianning Xiangtian.

Spousal Consent Letters

Pursuant to the Spousal Consent Letters, each of the spouses of the Xianning Xiang Shareholders unconditionally and irrevocably agrees to the execution of the Equity Pledge Agreement, Exclusive Option Agreement and Power of Attorney entered by her spouse and the disposal of equity interest of Xianning Xiangtian held by her spouse. Each of the spouses also agree that she will not assert any rights over the equity interest in Xianning Xiangtian held by and registered in the name of her respective spouse. The Xianning Xiangtian Shareholders’ actions to perform, amend or termination the above-mentioned agreements do not need their spouses’ authorization or consent. In addition, in the event that any of the spouses obtains any equity interest in Xianning Xiangtian held by her respective spouse for any reason, such spouse agrees to enter into similar contractual arrangements.

Because of the common control among us, Xiangtian Shenzhen and Xianning Xiangtian, for accounting purposes, the execution of the New VIE Agreements has been treated as a combination between entities under common control with no adjustment to the historical basis of their assets and liabilities.

Hubei Jinli Acquisition

Hubei Jinli is a company engaged in the business of (1) manufacturing and sales of hydraulic parts; (2) processing and sales of non-ferrous metal; (3) sales of electronic components; and (4) information technology consulting services regarding hydraulic parts. The Company intends to (1) upgrade Hubei Jinli’s present equipment and machinery to increase efficiency and otherwise improve its production capacities and (2) start a new production line to manufacture a new hydraulic hybrid system that will facilitate the production of vehicles that combine electrical and hydraulic technologies.

On June 21, 2018, Xianning Xiangtian entered into a share purchase agreement, as amended (“Share Purchase Agreement”) with Sheng Zhou and Heping Zhang (collectively, the “Sellers”) to acquire 100% of the capital stock of Hubei Jinli. Pursuant to the Share Purchase Agreement, the aggregate consideration for the acquisition is RMB 150 million (approximately US$23.18 million), consisting of the following: (a) RMB 40 million (approximately US$5.8 million) in cash (the “One-Time Cash Portion”); and (b) cash payments in the aggregate amount of RMB 80.07 million in three installments (the first installment of RMB 25 million (approximately US$3.6 million) payable before June 20, 2019, the second installment of RMB 25 million (approximately US$3.95 million) payable before June 20, 2020, and the last installment of RMB 30.07 million (approximately US$4.4 million) payable before June 20, 2021); and (c) an assumption by Xianning Xiangtian of Hubei Jinli’s existing bank loan from Hubei Xianning Rural Commercial Bank in the principal amount of RMB 29.93 million (approximately US$4.63 million). Should Hubei Jinli’s annual net profit (the “Net Profit”) exceed RMB 10 million (approximately US$1.55 million) during the one-year period from June 21, 2018 to June 20, 2019, Xianning Xiangtian will pay the Sellers 20% of the Net Profit and if the Net Profit reaches RMB 5 million (approximately US$772,654), but less than RMB 10 million (approximately US$1.55 million), Xianning Xiangtian will pay the Sellers 10% of the Net Profit. The acquisition consummated on June 30, 2018.

Tianjin Jiabaili Acquisition

Tianjin Jiabaili was formed on April 10, 2007 and owns one patent on ether fuel, its preparation method in China and has obtained all the permits to produce ether fuel. On June 21, 2018, Xianning Xiangtian entered into a share purchase agreement with Wenhe Han and Guifen Wang, as amended, to acquire 100% equity interest of Tianjin Jiabaili for RMB 6.8 million (US$1 million). Pursuant to the agreement, as the lead engineer and key personnel, Wenhe Han is entitled to 10% of annual net profits of Tianjin Jiabaili without any time limitation. On June 30, 2018, the parties consummated the acquisition.

Our Corporate Structure

All of our business operations are conducted through our subsidiaries, controlled affiliate and its subsidiaries. The chart below presents our corporate structure as of the date of this report:

Industry Background

According to the National Energy Administration, consumption of electricity in China has grown from 5.92 trillion kilowatt-hour (“kWh”) in 2016 to 6.31 trillion kWh in 2017, with consumption in 2017 representing a 6.6 percent increase over 2016. According to China Renewable Energy Outlook 2017 published by China National Renewable energy Centre, in 2016, China’s installed wind and solar PV power generating capacity reached 149 million kWh and 77.42 million kWh, respectively, with their annual energy output accounting for 4.0% and 1.1%, respectively, of the country’s total energy output.

China has started the transformation from a coal-based energy system with high environment costs to a low-carbon and environment-friendly energy system. The heavy reliance on coal is cut and replaced with non-fossil energy sources. According to China Renewable Energy Outlook 2017, non-fossil energy will take up 63% of the energy supply in 2050 in China. In the power sector, renewable energy has a share of 26% of electricity production in 2016, and non-fossil fuel accounted for 29.5%. Coal was used for 67% of the power generation with natural gas covering the remaining 3% of the generation. The total primary energy consumption in China was about 4,360 metric ton of coal equivalent in 2016, 65% of which came from coal, 21% from oil and 6% from natural gas. Among all the energy consumed in 2016 in China, 8% was non-fossil energy and 11% was renewable energy.

We are a pioneer in the field of compressed air energy storage in China. The only competitor in China that we are aware of is a pilot project established in Wuhu city in November 2014 by the Chinese Academy of Science, an academic and research institute.

We are producing electricity generation systems that combine our compressed air storage technology with PV panels to achieve a continuous supply of power, especially under weather conditions that are unfavorable to the generation of electricity from PV panels alone. We chose to initially utilize PV panels to produce the raw power because China has abundant solar energy resources. Many areas of China have long durations of sunshine; and China has vast vacant spaces that are available for the installation of solar energy systems.

The installation of PV systems is developing quickly in China as is the installed PV capacity. China had only one gigawatt (“GW”) of PV installations in 2010. In 2017, the cumulative installed PV capacity reached 130.25 GW compared to 77.42 GW in 2016. According to China’s 13th Five-Year Plan (published in 2015), the Chinese government desires to add 65 GW of PV during the 2016 – 2020 period.

The Chinese solar market has grown rapidly, driven by a favorable policy environment intended to meet a greater portion of the country’s growing energy needs from cleaner sources, while also driving demand for domestic solar panel manufacturers. In July 2013, the State Council of China published the Opinion on Promoting the Healthy Development of PV Industry (the “Opinion”) which initiated establishment of the PV systems ON the national level. In addition to setting targets for the increase in installed PV systems, grid-connection, power acquisition, subsidy, and land policies were further detailed in the Opinion. The Opinion standardized the tax benefit and feed-in tariff for the PV industry on a national level and it also set the target of promoting distributed PV (“DPV”) system. The feed in tariffs for large-scale ground mounted power plants are between RMB 0.9 (US$0.14) and RMB 1 (US$0.16) per kWh of energy generated, based on the radiation levels at the location of the plant. Distribution projects get a payment of between RMB 0.62 (US$0.10) to RMB 0.78 yuan (US$0.12) per kWh. These subsidies will be valid for the next 20 years and will benefit project developers such as ourselves, since the subsidies protect the rate of return on PV projects. In October 2013, China adopted a tax benefit policy which allows a refund of 50% value-added tax for selling the solar photovoltaic power products. China also provides other incentives, including free grid connectivity for small and medium-scale distributed PV solar power producers.

The promotion of the DPV module is encouraging the manufacture and installation of PV in China. The government started to promote the distributed PV model in the proposal of the Opinion in 2012. The DPV systems are smaller PV system installed on the rooftop of building. This system generally can provide the sufficient energy for the building where it is located. On the national level, the national government allows the DPV system to be connected to the State Grid. In this case, the DPV owner can either use the electricity or sell the electricity to the State Grid with feed-in tariff.

The solar panel industry in China is competitive, with around 20 to 30 companies providing installation services and 50 manufacturers. In 2018, 8 of the 10 largest PV panel manufacturers in the world were located in China. However, we believe that we are the only company to offer an electrical generation system that combines compressed air energy storage power generation technology.

Since 2016, China’s air-source heat pump industry has grown significantly. According to the 2017 China’s Air-Source Heat Pump Industry Development Report by hp.hvacrhome.com, a heat pump industry information website, the market sales of air-source heat pump products in 2017 exceeded RMB 160 billion (US$23.5 billion), and the annual growth rate of the industry is 61.0%. The air-source heat pump heating equipment particularly is experiencing growth from the “coal to electricity” project initiated by the Chinese government in northern rural provinces. The air-source heat pump water heater had market sales of RMB 100 billion (US$14.7 billion) for 1.281 million units, which accounted for an 11.9% of market share of the air-source heat pump water heater sales volume, but only 2.3% by number of units sold.

The global methanol market is expected grow at a significant rate during the forecast period, driven mainly by the increasing use of methanol (in the form of fuel and antifreeze agent) in the automotive industry. The methanol industry has experienced an explosive growth, primarily in China and the United States. Methanol is used directly as an affordable transportation fuel for automobile engines due to its efficient combustion, ease of distribution, and easy availability. It can be blended with gasoline to generate a fuel that is efficient and can boost octane number with lower emissions when compared to conventional gasoline. Methanol gasoline blends have widespread use in China and have been introduced in several countries outside of China as well. Asia-Pacific is the leading and fastest growing market for methanol, in terms of value and volume, and this trend is expected to continue till 2023. China is the largest and fastest growing market in the region. The demand for methanol is highly dependent on the increasing production of feedstock and growth in methanol production in China. Furthermore, rapid research and development in the use of methanol as an alternative fuel for vehicles is also paving the way for the growth of its market in the region.

Our Competitive Advantages

Green Energy Products

Our current strong market position and potential future growth of green energy products can be attributed to the following key factors and competitive strengths:

●	China has the largest and fastest growing market of methanol fuel in the world. The demand for methanol is highly dependent on the increasing production of feedstock and growth in methanol production in China. Furthermore, rapid research and development in the use of methanol as an alternative fuel for vehicles is also paving the way for the growth of its market in the region.

●	Our green energy products are used directly as an affordable transportation fuel for vehicles without change the engine’s design due to efficient combustion, ease of distribution, and easy availability. It can be blended with gasoline or diesel to generate a fuel that is efficient and can boost octane number with lower emissions when compared to conventional gasoline. Vehicles using our green energy products produce lower carbon dioxide emissions and the same or lower levels of hydrocarbon and oxides of nitrogen emissions.

●	We own a patent on ether fuel and its preparation method in China. In addition, we have filed our patent applications for our gasoline and diesel synthetic fuel products with the PRC National Intellectual Property Administration.

●	We have developed cooperative relationships with individuals affiliated with Chendu Institute of Petrochemical Technology to assist us on researching and developing our synthetic fuel products to meet the market demand.

Hydraulic Parts and Electronic Components

We have built long-term relationships with our customers and established good reputation among the industry.

Air Compression Technology

We believe that we possess the following competitive advantages that allow us to maintain our strong market position with respect to our air compression technology:

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

Flexibility: Our compressed air technology can be used with any other power sources. We can use solar energy, wind energy, geothermal energy, tidal energy, water energy and all the available natural energy as a raw power in conjunction with our compressed air energy storage technology. The collected mechanical energy from the raw power source is converted into compressed air and is then converted and released into direct current power. Through our ultra-wide voltage and high-performance power inverter, we produce an output of stable power in compliance with the Chinese national interconnection standards. In addition, our high-grade synthetic fuel products can be mixed into gasoline or diesel reducing exhaust emissions of carbon monoxide—a regulated pollutant lined to smog, acid rain, global warming and other environmental problems.

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

Patent Protection:  Sanhe Xiangtian obtained a Chinese patent in August 2014 for utility module regarding photovoltaic power generation system. In addition, the patents, patent applications and related know-how and trade secrets are subject to an exclusive license for worldwide use to Xiangtian Shenzhen, our indirect wholly-owned subsidiary.

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

Technical Advantage Compared to Conventional Solar Panels and Inverter/Converters: Our patented technologies increase the efficiency of PV panels to generate direct current (“DC”) by enhancing their ability to operate at levels of lower sunlight and also increase the efficiency of the inverter/converter that converts the DC to alternating current (“AC”) by operating at a wider range of DC than conventional inverter/converters. One licensed patent applies to the array of the PV panels.

Technical Advantage Compared to Conventional Grid-Connected Photovoltaic Power Generation: We adopted smart micro-grid technology which increases the efficiency of the power generation of the PV systems and significantly reduced the project costs of power plants. The micro-grid technology also helps us improve the flexibility of PV systems, realize real zero emission of our power plant, improve reliability and help restore power more quickly when the macro-grid is down.

Reduced Electrical Costs: Customers who generate electricity using alternate energy systems that are intermittent or subject to periods of low production need to be linked to the State Grid to meet their power requirements. Our compressed air energy storage power generation system allows consumers to limit or eliminate their reliance on the State Grid by producing power during periods of peak pricing by the State Grid and storing the surplus energy produced by their alternate energy systems when prices charged by the State Grid are less expensive.

Scalability: The compressed air energy storage power generation system in conjunction with a PV panel installation is easily expanded thru the addition of additional solar panels, more storage tanks and/or bigger generators and engines.

Strong Design Ability: The extensive experience and specialty in prior large projects by our design and engineering team helps the Company design our heat pump products with more efficiency and stability.

Our Growth Strategy

We believe demand for electricity and solar energy production will continue to grow domestically and globally, thus affording us opportunity to grow and expand our business operations.

We intend to pursue the following strategies:

1)	Sell systems to construct large-scale power plants that sell power to the State Grid or service zones that are off the grid and benefit from government subsidy policies;

2)	Sell power system to industrial consumers with large electricity demand, in excess of one megawatt, to establish their own power generation facilities to benefit from government subsidy polices and to reduce operating costs by being off the State Grid, reducing their purchase from the grid during peak periods or being able to store energy when the grid is not purchasing power;

3)	Sell systems to industrial and mining companies operating in remote locations which lack connections to the State Grid to create self-sufficient systems;

4)	Complete development of prototypes and commercialize smaller air compression power generation systems designed for stand-alone homes and smaller factories and commercial structures;

5)	Produce, sell and install PV products without air compression technology;

6)	Produce and sell PV panels;

7)	Produce and sell air transfer heat pumps;

8)	Research, develop, produce and sell high-grad synthetic fuel products; and

9)	Produce and sell hydraulic parts and electronic components.

Products

Air Compression Power Generation System

Our air compression power generation systems are combined with a PV installation that is custom-designed for industrial users such as factories and power plants. We also offer PV systems without the air compression generation technology based on certain technological innovations that we believe increase the efficiency of our PV systems compared to those of competitors.

The air compression power generation systems can be used with multiple forms of natural energy production, including solar, wind, biomass, geothermal and tidal and the selection of the appropriate natural source depends on their relative availability at the customer’s location. Although use of any of these natural energy sources is feasible, we have initially focused on linking our air compression technology to PV installations. The installation of the solar power systems generally requires the lowest investment and shortest building time, in part because the area for building the facility is flexible as solar installations can be used anywhere outdoors and not taking up customer’s room. Wind power is not stable as the turbines may be inoperable at low or high winds. Nuclear and hydropower facilities are only feasible for producing power for the State Grid and are not feasible for factories and homes.

1. Basic PV Installation. Conventional PV power generation technology is designed based upon the assumption that the minimum sun exposure would be 200W and the range of maximum power point tracking is from DC480v to DC580v. When sun exposure is reduced and voltage drops below the DC480v, the problem with the conventional system is that it stops working; and the residual power in the photovoltaic panels that are generated under the lower light exposure cannot be utilized. The Company’s new intelligent photovoltaic technology improves power generation and shortens investment recovery time. The PV system uses a variable PV array technology and wide voltage intelligent inverter device developed by the Company. Customers can produce an additional 15% - 30% electricity each year as the system can operate in lower light environments than conventional PV technology.

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

Our air compression energy storage generation technology is also designed for customers whose alternative energy source provides intermittent or unstable power. The systems are sold in conjunction with a PV installation. A portion of the electricity produced by the PV panels is used to compress air into the cylinders, which effectively store the energy until it is released. The system includes compression equipment, storage tanks and a modified engine that is linked to a generator. The surplus power generated by the air compression technology may either be used by the customer in its operations or sold to the State Grid.

The following chart illustrates an air compression power generation system that is linked with a PV installation, although the compression system can be linked to other alternative energy sources, such as wind farms, biomass, tidal or geothermal.

Air Source Heat Pump System

In 2017 we developed an Air Source Heat Pump System (the “ASHP”), a system which transfers heat from outside to inside of a building, or vice versa. Under the principles of vapor compression refrigeration, an ASHP uses a refrigerant system involving a compressor and a condenser to absorb heat at one place and release it at another. The ASHP efficiently converts electrical energy into heat energy and can be used as a space heater or cooler. Our ASHP meets the national standard and technical requirements, and has obtained a series of certifications from the China Quality Certification Center and the Beijing East Allreach Certification Center Co. Ltd.

Sales of the ASHP commenced in September 2017 after receipt of the latest certification. We are selling the ASHP through third-party distributors and through employees for direct sales. We use a third party to manufacture the products.

As the Chinese central government is emphasizing sustainable development, and enhancing environmental remediation, local governments are also seeking to replace the traditional coal-fired heating with clean energy heating. We believe that a large potential market exists for the ASHP.

PV Panels

We manufacture three models of PV panels in standard sizes at our factory in Xianning city, Hubei province, China.

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

C. Storage Tanks – stores compressed air. Our storage tanks are built with carbon steel to withstand higher pressures. Each one megawatt of generated electricity requires 2 tanks, each with an average capacity of 30 m3 of compressed air. The standard tank is 50 meters long and 1.5 meters in diameter. The energy capacity per tank is dependent on the temperature and pressure of the air and the capacity of the e cylinder. The quality of the storage tanks is based on International Organization for Standardization (“ISO”) standards.

D. Air Engine – We utilize our patented technology to modify diesel engines purchased from outside vendors to enable the engine to operate on compressed air. A pressure regulator within the air engine turns the generator on. Unlike a conventional combustion engine that explodes fossil fuel to create energy, the compressed air engine utilizes the heat and compression of the air to release energy.

E. Generator – Our proprietary generator utilizes patented and other proprietary technology was developed in 2012 for our air compression storage generation system. The device affords stability by maintaining a consistent supply despite changes in the air pressure that may cause inefficiency in the engine (for example, a piston misfiring). Our tests indicated that the generator is more efficient than the industry standard in maintaining a stable flow of voltage.

The air compression technology is used to produce electricity primarily at night or at other times when the electricity produced by the PV panels is intermittent or unstable. At such times, the compressed air is sent first from the storage tanks to the thermal heater, then to the engine. The engine then spins a flywheel attached to the generator.

We have achieved significant improvement through research and testing on the air compression power generation system. We developed enhanced air compression (liquid power) generation system based on the original models. The primary mechanism is to utilize the compressed air as a power source and the green biodegradable medium of oil as a power transmitter to support the engine running and generating power. The tested output comprehensive conversion efficiency reached 46%-65%. The research improved the conversion efficiency of our air power generation system, laying the foundation for mass industrialization and commercial marketization.

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

We hope that future air power compressed products in this field will follow and adhere to our standards, which we anticipate will become the industrial standards and national standards. We expect that if we set the industry and national standards, our market competitiveness will be enhanced. The declaration we submitted for these three standards is being reviewed by the Provincial Industrial and Information Department of the Sanhe Technical Service Bureau.

Synthetic Fuel and Related Products

Fuel Additives

We develop, produce and sell fuel additives that are blended in gasoline to extend supplies and reduce emissions. Green Energy No.1 and Green Energy No. 2 are two fuel additives we developed are to be blended in gasoline and diesel, respectively, to generate a fuel that is efficient and can boost octane number with lower emissions. Their major component is methanol. The patents for these two products are pending in China. 4 production lines in Jingshan facility are designed for the manufacturing of Green Energy No. 1. The Company has not start to manufacture Green Energy No.2 since we are looking for a factory with certificates and legal document the government requires for manufacturing chemical products.

Engine Lubricant

Green Energy No. 3 is an engine lubricant to reduce friction and wear on moving parts and to clean the engine from sludge. Compared to the traditional chemical lubricant and nanoscale lubricant, Green Energy No. 3 contains rare metals and biodegradable elements, which creates a protection layer for the engine, maximizes the burning rate of the fuels and repairs the scratches from frictions.

Methanol Fuel

Green Energy No. 4 is an alternative fuel based on methanol. It can replace the existing coal, natural gas and compressed natural gas and provide its customers a more economical and safer alternative choice. We plan to produce Green Energy No. 4 in Tianjin Jiabaili in the upcoming fiscal year. This product is designed and aimed to target the rural market in China, mainly in the restaurant cooking application and other similar applications. The main raw material is methanol which is abundant in the market place. Green Energy No. 4 will be sold through our existing sales network of dealers and distributors throughout China.

Hydraulic Parts

Our hydraulic parts line of products mainly includes hydraulic cylinders, diesel pumps, motor oil pumps and hydraulic valves. We also design and manufacture hydraulic pump stations, cylinders and high-pressure valves of various specifications according to customer requirements. Operation lines are mainly consisted of various computer numeric control machines and other fabrication equipment.

The main raw materials for our hydraulic products include aluminum alloy, steel, natural rubber, silicone rubber, nitrile rubber and other materials which are readily available on the market.

Projects

We assist our clients to install air compression power generation systems combined with a PV installation that is custom-designed for industrial users such as factories and power plants. We also offer PV systems without the air compression generation technology.

As of the date of this report, we had a cumulative total of 17 projects, of which 16 are completed and 1 is in process.

The table below summarizes our projects as of the date of this report:

No.	Project Location	Capacity	Contract Amount (including value-added tax)	Time of Completion	Revenue Recognized	Cost Recognized
1	Binzhou, Shandong	8.5 MW	$20,290,835 (RMB 126,000,000)	June 2015	$17,402,419 (RMB 107,692,308)	$14,954,205 (RMB 92,541,899)
2	Xianning, Hubei (Phase I)	6 MW	$10,628,553 (RMB 66,000,000)	March 2016	$8,705,527 (RMB 56,410,256)	$7,752,526 (RMB 50,234,981)
3	Weihai, Shandong	1 MW	$1,288,307 (RMB 8,000,000)	February 2015	$1,104,915 (RMB 6,837,607)	$914,236 (RMB 5,657,615)
4	Dezhou, Shandong	2 MW	$2,641,029 (RMB 16,400,000)	July 2015	$2,265,077 (RMB 14,017,094)	$1,863,028 (RMB 11,529,076)
5	Zhuji, Zhejiang	0.15 MW	$206,129 (RMB 1,280,000)	March 2016	$168,834 (RMB 1,094,017)	$126,494 (RMB 819,658)
6	Fuzhou, Fujian	10 KW	$14,493 (RMB 90,000)	February 2016	$11,871 (RMB 76,923)	$10,903 (RMB 70,649)
7	Sanhe, Hebei	12 KW	$11,273 (RMB 70,000)	April 2016	$9,233 (RMB 59,829)	$7,256 (RMB 47,019)
8	Jiamusi, Heilongjiang	1 MW	$1,280,680 (RMB 8,500,000)	February 2017	$234,489 (RMB 1,598,291)	$206,902 (RMB 1,410,256)
9	Xianning, Hubei	3 MW	$3,390,035 (RMB 22,500,000)	April 2017	$2,821,396 (RMB 19,230,769)	$2,365,504 (RMB 16,123,384)
10	Xianning, Hubei	90 KW	$104,700 (RMB 720,000)	March 2017	$90,285 (RMB 615,385)	$80,594 (RMB 549,335)
11	Xianning, Hubei	165 KW	$145,138 (RMB 1,000,000)	March 2017	$125,395 (RMB 854,701)	$97,157 (RMB 662,225)
12	Xianning, Hubei (Phase II of Project No. 2)	4 MW	$4,520,046 (RMB 30,000,000)	July 2017	$3,761,862 (RMB 25,641,026)	$3,356,260 (RMB 22,876,421)
13	Sanhe Kelitai	75KW	$83,044 (RMB 562,500)	January 2018	$39,341 (RMB 255,769)	$34,096 (RMB 221,667)
14	Sanhe Kelitai	93KW	$100,229 (RMB 678,900)	January 2018	$16,924 (RMB 110,029)	$14,606 (RMB 94,956)
15	Dezhou Dongdi	1.879W	$2,412,905 (RMB 15,687,000)	July 2017	$2,080,090 (RMB 13,523,276)	$1,737,581 (RMB 11,296,525)
16	Shuangyashan, Heilongjiang	300KW	$313,783 (RMB 2,040,000)	May 2018	$270,503 (RMB 1,758,621)	$181,156 (RMB 1,177,747)
17	Jingyu, Jilin	93KW	$3,848,230 (RMB 25,018,500)	In Process	$2,921,987 (RMB 18,996,696)	$2,642,492 (RMB 17,179,615)

Marketing

We market our products through third-party distributors in 24 provinces in China and through employees for direct sales. The distributors sell our products and receive commissions based on the value of the contracts. We utilize three classes of distributors based on the size of their territory – province, city and town. The distributors target factories and power plants, as well as local governments which may encourage local industry to utilize alternate energy sources. Our marketing focus is on:

1)	Large scale power plants that sell power to the State Grid or service zones that are off the grid and benefit from government subsidy policies.

2)	Industrial concerns with large electricity demand, in excess of one megawatt, to establish their own power generation facilities to benefit from government subsidy policy to reduce operating costs by either being off the State Grid, reducing their purchased from the grid during peak periods or being able to store energy when the grid is not purchasing power.

3)	Industrial and mining companies operating in remote locations which lack connections to the State Grid to create self-sufficient systems.

4)	We intend to commence marketing a smaller air energy compression generation and PV system to smaller commercial structures and stand-alone homes using existing distribution networks.

5)	We promote our green energy products through events marketing strategies. We started event marketing campaigns of green energy products since June 2018 and has held events in 18 provinces in China. Hubei Jinli has long-term relationship with customers and we do not have any marketing events.

Manufacturing

We produce and assemble our PV installations and air energy compression generation systems at our factory in Xianning city, Hubei province, China. We produce many components, including the brackets and supports for the PV panels, an ultra-wideband voltage power inverter and converter, parts to modify the engines to operate using air compression, low-speed aerodynamic generators, and isothermal air compressor and thermal heaters. Other parts, such as solar panels, power cords, engines, carbon fiber tanks and generators and compressors are purchased from third parties and used to assemble our systems.

Our factory in Xianning has a production facility of 7,500 square meters for our core-technology air compression equipment that can supply solar energy systems. We produce the engine generators, related components, and the PV panels. The factory has a total capacity of up to 7 megawatts each month, based on one eight-hour shift working six days per week. Capacity can readily be expanded by adding additional shifts or building up to three more production lines at our facility.

Xianning Xiangtian completed its advanced production line with an annual capacity of 200 megawatts of PV panels in September 2017. We engage one factory to assemble a series of our heat pump products under our name. All of our heat pump products have been certified by China Quality Certification Center.

Hubei Jinli has a production facility of 6,800 square meters for the manufacture of hydraulic parts and electronic components.

Our Tianjin Jiabaili production facility is licensed to produce methanol gasoline, methanol diesel and other fuel products. It is located in Jixian District of Tianjin City. As per our development plan, this facility will start the equipment installation by November 2018. Productions in this facility are expected to commence in 2019.

Jingshan Sanhe has four production lines on an 11,000-square-meters facility and capacities to complete manufacturing, labelling and packaging. It is the main facility for our Green Energy No. 1 products. In addition, this facility also serves the purposes of research and sales with an office space of 3,400 square meters.

Suppliers

We are not heavily dependent on any single supplier for any important product. We purchase our solar panels from six suppliers, engines from one supplier, and carbon fiber storage tanks from two suppliers. We believe that many suitable alternate producers of these products are available should we need an alternate supplier. We also purchase electrical components to the inverter/converters, generators, compressors and control panels that we manufacture and believe that alternate suppliers of such components are also readily available.

We purchase our heat pumps from a single manufacturer but believe that an alternative supplier could be used should the need arise.

We purchase the raw material for high-grade synthetic fuel products from three suppliers. We also incorporated Xiangtian Trade to buy chemical raw material that provide a stable supply for synthetic fuel product operation.

We purchase the raw materials for our hydraulic parts and electronic components from five suppliers.

Intellectual Property

Trademarks

We have registered in the PRC four trademarks which we use on our products sold in China.

Patents

Sanhe Xiangtian obtained a patent in August 2014 for utility module regarding photovoltaic power generation system. It was also granted a patent from the PRC National Intellectual Property Administration on biodiesel esterification heterogeneous catalyst and preparation method in 2018.

On July 25, 2014, Xiangtian Shenzhen, our Chinese subsidiary, obtained an exclusive, worldwide, royalty-free license from Zhou Deng Rong and Zhou Jian and a second exclusive, worldwide royalty free license from LuckSky Group to 48 Chinese patents and 13 patent applications and trade secrets, including the technology underlying the patent applications for power stations, commercial buildings and residences in China, but not for other uses, including wind towers, vehicles and trains (the “Technology”). The Technology represents all of licensors’ patents with respect to PV power generation installations, the air energy storage power generation technology and trade secrets. Effective as of July 31, 2015, Beijing XiangTian Huachuang Aerodynamic Force Technology Research Institute Company (“XiangTian Huachuang”) granted Xiangtian Shenzhen an exclusive worldwide license to four foreign patents related to air energy storage power generation technology. XiangTian Huachuang obtained three patents in Japan and one patent in Australia in March 2015. XiangTian Huachuang is owned 30% by Zhou Jian and 70% by Zhou Deng Rong.

Xiangtian Shenzhen granted an exclusive sub-license to the use and exploitation of the Technology in China to Sanhe Xiangtian in July 2014, which sub-license provides for a licensing fee of five percent of Sanhe Xiangtian’s revenues. On September 30, 2018, Xiangtian Shenzhen terminated the exclusive sub-license to the use and exploitation of the Technology in China to Sanhe Xiangtian and granted Xianning Xiangtian an exclusive and non-transferable sub-license to use and exploitation of the Technology but without the sublease right in the territory of China, exclusive of Hong Kong, Macao and Taiwan for the purpose of the agreement. Xianning Xiangtian agreed to pay Xiangtian Shenzhen a quarterly royalty fee equal to five percent (5%) of Xianning Xiangtian’s gross revenue of each quarter.

Tianjin Jiabaili also owns a patent on ether fuel, its preparation method in China. In addition, patent applications for our gasoline and diesel synthetic fuels have been filed with the PRC National Intellectual Property Administration.

Hubei Jinli is owner of 10 patents in the PRC on hydraulic related devices or components.

We take reasonable steps to protect our proprietary information and trade secrets, such as limiting disclosure of proprietary plans, methods and other similar information on a need-to-know basis and requiring employees with access to our proprietary technology to enter into confidentiality arrangements. We believe that our proprietary technology and trade secrets are adequately protected.

Research and Development

Our Technology was originally developed principally by Zhou Deng Rong. Sanhe Xiangtian obtained the legal right to use and develop the Technology through the Agreement on Know-How Sub-License executed on July 25, 2014 with Xiangtian Shenzhen, and Xiangtian Shenzhen was granted a license to use and sublease the Technology through licensing agreements with Zhou Deng Rong, Zhou Jian, and LuckSky Group, owners of the Technology. Sanhe Xiangtian’s right to use and develop the Technology was terminated on September 30, 2018. Xianning Xiangtian then obtained the legal right to use and develop the Technology through the Agreement on Know-How Sub-License executed on September 30, 2018 with Xiangtian Shenzhen.

As of July 31, 2018, and July 31, 2017, our research and development department had 1 and 5 employees, respectively. The Company is focusing on the development of its project installation team and sales promotion team.

We have established cooperative relationships with individuals affiliated with Chendu Institute of Petrochemical Technology to assist us on researching and developing our synthetic fuel products.

Warranty

We provide a five-year limited warranty on all models of compressed air energy generators produced by us, and on the parts, we manufacture, such as the inverter/converter and plasma heater. Components that we purchase from third party suppliers, such as the PV panels, storage tanks and the unmodified portions of the engines, are governed by the suppliers’ warranties.

We provide limited warranties on hydraulic parts and electronic components.

Competition

The Company’s business operates in highly competitive markets and industries. These competitors and the degree of competition vary widely by product lines, end markets, geographic scope and/or geographic locations. Although each of the Company’s segments has numerous competitors, given the Company’s market and product breadth, no single competitor competes with the Company with respect to all products manufactured and sold by the Company.

We compete against larger, better capitalized and better known competitors that have become, or are becoming, vertically integrated in the PV industry value chain, from module manufacturing to PV system sales and installation, such as Yingli Green Energy, one of the largest vertically integrated PV module suppliers in the world. In 2017, 8 of the 10 largest PV panel manufacturers in the world were located in China. The ability of the vertically integrated competitors to produce modules and sometimes also be polysilicon manufacturers gives them a cost advantage with respect to the price of PV modules, which we purchase, and which could erode our competitive advantage resulting from our PV installation and air compression technologies. Furthermore, we face competition from conventional energy and non-solar renewable energy providers.

With respect to large integrated PV system projects, we compete primarily in terms of price, design and construction experience, aesthetics and conversion efficiency. We face competition from other providers of renewable energy solutions, including developers of PV, solar thermal and concentrated solar power systems, and developers of other forms of renewable energy projects, including wind, hydropower, geothermal, biomass, and tidal. We also face competition from other engineering and construction contractor (“EPC”) and joint venture type arrangements between EPC companies and solar companies. While the decline in PV modules prices over the last several years has increased demand in solar electricity worldwide, competition at the systems level can be intense, thereby exerting downward pressure on systems level profit margins industry-wide, to the extent competitors are willing and able to bid aggressively low prices for new projects and power purchase agreements (“PPAs”), using low cost assumptions for modules, components, installation, maintenance and other costs. We face intense competition in the PV system markets and our PV and compressed air energy generation systems compete with different solar energy systems as well as other renewable energy sources in the alternative energy market.

Stimulated by the policy promotion initiated by the Chinese government in 2017, the output value of air source heat pump heating (including household and commercial) reached RMB 9.04 billion (US $1.33 billion), accounting for 52.4% of the industry, and began to occupy the largest share according to 2018 industry report by China Energy Conservation Association. Midea, Gree, A.O. Smith, and Haier were the top four brands who sold the most air-source heat pumps as they are major household appliances brands in China. We expect more companies to enter the market which will increase competition.

Although air power technologies are being researched and developed in some countries, such as China, Italy, Germany, the United States, and France, air compression energy storage products in China have not been commercialized significantly. However, there are a few companies in China, such as Jontia Energy Investment Group, who are developing the relevant products.

The sale of our air compression products is also affected by the cost of producing electricity from PV panels operating alone and other sources. The purchase and installation of our air compression technology requires the customer to incur substantial up from costs and the relative inexpensive electricity produced from ample supplies of PV panels in China have inhibited demand for the air compression systems that supplement production of electricity by PV panels.

With respect to our synthetic fuel business and Green Energy products, we compete with large state-owned enterprises and well-established oil companies, which have offered a wider range of oil products and have greater name recognition. They may have greater customer loyalty bases and these competitors may be able to respond more quickly to new or changing opportunities. Our competitors have substantially greater resources, experience in product commercialization, and obtaining regulatory approvals for their products, operating experience, research and development, marketing capabilities, and manufacturing capabilities that we do. We will face competition from companies marketing existing products or developing new products in synthetic fuel industry. In addition, our competitors may be able to undertake more extensive promotional activities, and adopt more aggressive advertising campaigns than what we are able to provide to Green Energy products at the present. Further, the synthetic fuel industry also compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal, natural gas and bio-fuels.

Principal methods of competition in both hydraulic parts and electronic components are technology, innovation, price, geographic coverage, service and product performance. The Company participates in a number of highly competitive markets in this industry. The Company believes its hydraulic part and electronic component product have achieved unique positions in their markets; however, we encounter competition in varying degrees in all product groups and for each product line.

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

In May 2014, as required by PRC law, we obtained the Environmental Assessment Report on Construction Projects for the manufacturing space that we lease from Dong Yi Glass Machine Company Limited, which is used as our second factory and offices. This report was issued by an independent qualified evaluation company with a conclusion that the operations conducted by Sanhe Xiangtian comply with relevant environmental laws in China, which would not cause detrimental environmental impacts. However, since our primary manufacturing and office space leased from LuckSky Group in Sanhe City has a zoning restriction that only permits agricultural use, we moved the manufacturing factory to Xianning, Hubei and the Sanhe Xiangtian facility will be used for product sales.

Facilities in Jingshan Sanhe and Tianjin Jiabaili have passed the governmental testing and safety production license and hazardous chemicals registration certificate have been obtained.

No penalties have been imposed on us, our subsidiaries or controlled entities, and we are in the process of obtaining necessary environmental permits for our production facilities. We are not aware of any pending or threatened environmental investigation proceeding or action by any governmental agency or third party.

Insurance

We maintain property and casualty insurance, product liability insurance and equipment and operation line insurance.

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

Renewable Energy Law and Other Government Directives

In February 2005, China enacted its Renewable Energy Law, which became effective on January 1, 2006 (the “2006 Renewable Energy Law”). The 2006 Renewable Energy Law sets forth the national policy to encourage and support the use of solar and other renewable energy and the use of on-grid generation. On December 26, 2009, the Standing Committee of the National People’s Congress adopted an amendment to the 2006 Renewable Energy Law (the “Amended Renewable Energy Law”), which became effective on April 1, 2010. While the 2006 Renewable Energy Law has laid the legal foundation for developing renewable energy in China, the Amended Renewable Energy Law has introduced practical implementing measures to enhance such development.

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

China’s Ministry of Construction issued a directive in June of 2005, which seeks to expand the use of solar energy in residential and commercial buildings and encourages the increased application of solar energy in townships. In addition, China’s State Council promulgated a directive in June of 2005, which sets forth specific measures to conserve energy resources and encourage exploration, development and use of solar energy in China’s western areas, which are not fully connected to electricity transmission grids, and other rural areas. In July 2007, China’s State Electricity Regulatory Commission issued the Supervision Regulations on the Purchase of All Renewable Energy by Power Grid Enterprises which became effective on September 1, 2007. To promote the use of renewable energy for power generation, the regulations require that electricity grid enterprises must set up connections between the grids and renewable power generation systems and purchase all the electricity generated by renewable power generation systems in a timely manner. The regulations also provide that power dispatch institutions shall give priority to renewable power generation companies in respect of power dispatch services provision.

On August 31, 2007, the National Development and Reform Commission of China (“NDRC”) implemented the National Medium and Long-Term Programs for Renewable Energy, which highlights the government’s long-term commitment to the development of renewable energy.

On April 1, 2008, the PRC Energy Conservation Law came into effect. Among other objectives, this law encourages the utilization and installation of solar power facilities in buildings for energy-efficiency purposes.

In July 2010, the Ministry of Housing and Urban-Rural Development issued the City Illumination Administration Provisions (the “Illumination Provisions”). The Illumination Provisions encourage the installation and use of renewable energy system such as PV systems in the process of construction and re- construction of city illumination projects.

On July 24, 2011, the NDRC issued the Notice on Improving the On-grid Tariff Policy for Photovoltaic Generation. Under this notice, it is required that a uniform national benchmark on-grid tariff for solar energy photovoltaic generation be formulated. Furthermore, for PV projects that had been approved before July 1, 2011 and would be completed by December 31, 2011, the feed-in tariff would be RMB1.15/kWh, including value-added tax (“VAT”). Except for PV projects that are constructed in Tibet, for PV projects that are approved after July 1, 2011 and PV projects that had been approved before July 1, 2011 but would not be completed by December 31, 2011, the feed-in tariff including VAT would be RMB1/kWh.

On March 14, 2012, the Ministry of Finance (“MOF”), the NDRC and the National Energy Administration (the “NEA”) jointly issued interim measures for the management of additional subsidies for renewable-energy power prices, according to which relevant renewable-energy power generation enterprises are entitled to apply for subsidies for their renewable power generation projects that satisfy relevant requirements set forth in the measures.

On January 1, 2013, the State Council adopted a Circular on the Twelfth Five-Year Plan for the Energy Development, which sets out key development objectives for the industry during the 12th Five-Year Plan. In accordance with this plan, to optimize the structure of energy consumption, the proportion of non- fossil energy consumption shall be increased to 11.4 percent of total energy consumption by 2015. On December 26, 2016, the Thirteenth Five-Year Plan for the Energy Development was issued and according to the new plan, the proportion of non- fossil energy consumption shall be increased to 15 percent of total energy consumption by 2020.

On September 23, 2013, the MOF and the State Administration of Taxation jointly issued the notice that ordered a 50% refund of VAT on sales by PV manufacturers of their PV products. This VAT refund will be effective from October 1, 2013 through December 31, 2015. On July 25, 2016, the MOF and the State Administration of Taxation n issued Circular 81, Notice on the Implementation of the VAT Policy for Photovoltaic Power Generation from January 1, 2016 to December 31, 2018.

On November 26, 2013, the MOF announced Circular 103, which provides that the electricity generated by the distributed PV system for its own use is exempted from paying for governmental charges. On the same date, the NEA promulgated the “Interim Measures for the Administration of PV Power Generation,” which clarify that the state department in charge of energy and its local counterparts are responsible for the supervision of PV projects.

In February 2014, the Certification and Accreditation Administration of China and the NEA jointly issued the “Implementation Opinions on Strengthening the Testing and Certification of PV Products.” The implementation opinions provide that only certified PV products may be connected to the public grid or receive government subsidies. The institutions that certify PV products must be approved by the Certification and Accreditation Administration. According to the implementation opinions, PV products that are subject to certification include PV battery parts, inverters, control devices, confluence devices, energy storage devices and independent PV systems.

On April 2, 2015, the MOF issued the Interim Measures for the Administration of Special Funds for Renewable Energy Development, which is aimed to standardize and strengthen the management of special funds for renewable energy development, and improve the efficiency of capital use.

In 2016, the Chinese government enacted the “Helping the Poor” Project. The National Poverty Alleviation Office has set an objective for the provinces and cities to alleviate poverty in the next three years through government investment to construct household power stations for poor families and to subsidize electricity charges for poor families to alleviate poverty.

May 5, 2017, National Development and Reform Commission, National Energy Administration published Circular 870, New Energy Microgrid Demonstration Project List, and 28 new energy microgrid demonstration projects were approved. It might results the new PV installations brought by this batch of projects are 899MW, and the newly added electric energy storage capacity exceeds 150MW.

December 19, 2017, National Development and Reform Commission issued Circular 2196, Notice on the Price Policy of Photovoltaic Power Generation Projects in 2018, which regulated that, according to the current technological progress and cost reduction of the photovoltaic industry, the on-grid tariff of photovoltaic power plants put into operation after January 1, 2018 will be reduced. The on-grid tariffs of Class I, II and III resource zones will be adjusted to 0.55 yuan per kWh, 0.65 yuan, 0.75 yuan (including tax). Since 2019, the photovoltaic power generation projects that have been included in the annual scale management of financial subsidies have all executed the corresponding benchmark electricity prices according to the commissioning time.

January 1, 2018, Ministry of Industry and Information Technology issued the Circular 2, Photovoltaic Manufacturing Industry Specification Conditions, it sets the comprehensive regulation of the photovoltaic manufacturing industry. According to Circular 2, photovoltaic manufacturing enterprises shall meet the following conditions: shall be legally incorporated and established in the territory of the People’s Republic of China, with independent legal personality; have the independent production, supply and after-sales service capabilities of solar photovoltaic products; have independent research and development institutions, technical centers or high-tech enterprises above the provincial level. The annual cost for R&D and process improvement is not less than 3% of total sales and not less than RMB 10 million. When the declaration conforms to the list of specifications, the actual production in the previous year is not less than 50% of the actual capacity of the previous year. Besides, Photovoltaic manufacturing enterprises shall strictly follow the requirements of pollutant discharge permits and relevant technical specifications, and shall strictly implement the environmental impact assessment system. The exhaust gas and wastewater shall comply with national and local atmospheric and water pollutant discharge standards and total control requirements.

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

Foreign Investment Regulations

Investment activities in the PRC by foreign investors are principally governed by the Guidance Catalog of Industries for Foreign Investment, or the Catalog, which was promulgated and is amended from time to time by the Ministry of Commerce and the National Development and Reform Commission. On June 28, 2018, Ministry of Commerce and the National Development and Reform Commission announced the amendment of the Catalog 2018.

Industries listed in the Catalogue are divided into three categories: encouraged, restricted and prohibited. Industries not listed in the Catalogue are generally deemed as constituting a fourth “permitted” category. Establishment of wholly foreign-owned enterprises is generally allowed in the encouraged and permitted industries. Some restricted industries are limited to equity or contractual joint ventures, while in some cases Chinese partners are required to hold the majority interests in such joint ventures. In addition, restricted category projects are subject to higher-level government approvals. Foreign investors are not allowed to invest in industries in the prohibited category. Industries not listed in the Catalogue are generally open to foreign investment unless specifically restricted by other PRC regulations.

On October 8, 2016, the Ministry of Commerce issued the Interim Measures for Record-filing Administration of the Establishment and Change of Foreign-invested Enterprises, or FIE Record-filing Interim Measures, which became effective on the same day and was further amended in July 2017. Pursuant to FIE Record-filing Interim Measures, the establishment and change of FIEs are subject to record filing procedures, instead of prior approval requirements, provided that the establishment or change does not involve special entry administration measures. If the establishment or change of FIE matters is subject to the special entry administration measures, the approval of the Ministry of Commerce or its local counterparts is still required. Pursuant to the Announcement (2016) No. 22 of the National Development and Reform Commission and the Ministry of Commerce issued on October 8, 2016, the special entry administration measures for foreign investment apply to restricted and prohibited categories specified in the Catalog and the encouraged categories which are subject to certain requirements relating to equity ownership and senior management.

Licenses and Permits Required for Our Business

Safety Production License, according to Regulation on Work Safety Permits (2014), the state applies a work safety licensing system to enterprises engaged in mining, construction, and the production of dangerous chemicals, fireworks and crackers, and civil explosives.

Undertake (Repair, Test) Power Facility Permit, according to Measures for the Administration of Installation (Repair, Trial) Power Facilities License (2009), anyone engaged in the installation, repair or testing of power facilities activities within the territory of the People’s Republic of China shall obtain a permit in accordance with the provisions of these Measures. Except as otherwise stipulated by the SERC, no unit or individual may engage in the installation, maintenance or testing of power facilities without obtaining a permit.

Secrecy Qualification, according to Management Measures of Secrecy Qualification Examination and Certification for Weapons and Equipment Research and Production Units (“Circular 8”) issued by National Defense Science and Technology Bureau of PRC, for units engaged in the research and production of classified weapons and equipment, a confidentiality qualification examination and certification system shall be implemented. Units engaged in the research and production of classified weapons and equipment should obtain the corresponding confidentiality qualifications.

Product Quality

Pursuant to the Product Quality Law of China promulgated by the National People’s Congress Standing Committee in 1993 and amended in 2000 and 2009 respectively, a seller must establish and practice a check-for-acceptance system for replenishment of such seller’s inventory, and examine the quality certificates and other marks and must also adopt measures to keep the products for sale in good quality. Pursuant to the Product Quality Law of China, where a defective product causes physical injury to a person or damage to such person’s property, the victim may claim for damages against the manufacturer or the seller of the product. If the seller pays the damages and it is the manufacturer that should bear the liability, the seller has a right of recourse against the manufacturer. Similarly, if the manufacturer pays damages and it is the seller that should bear the liability, the manufacturer has a right of recourse against the seller. Violations of the Product Quality Law of China could result in various penalties, including the imposition of fines, suspension of business operations, revocation of business licenses and criminal liabilities.

Tort Liability Law

Pursuant to the Tort Liability Law of China, which was promulgated by the National People’s Congress Standing Committee on December 30, 2009 and became effective on July 1, 2010, producers are liable for damages caused by defects in their products and sellers are liable for damages attributable to their fault. If the defects are caused by the fault of third parties such as the transporter or storekeeper, producers and sellers have the right to claim for compensation from these third parties after paying the damages. The producers and sellers are obligated to take remedial measures such as issuing warnings or recalling the products in a timely manner if defects are found in products that are in circulation. If the products are manufactured and sold with defects that cause death or severe personal injury to others, the injured person has the right to claim punitive damages.

Regulations Relating to Taxation

The PRC Enterprise Income Tax Law imposes a uniform enterprise income tax rate of 25% on all PRC resident enterprises, including foreign invested enterprises, unless they qualify for certain exceptions. The enterprise income tax is calculated based on the PRC resident enterprise’s global income as determined under PRC tax laws and accounting standards. If a non-resident enterprise sets up an organization or establishment in the PRC, it will be subject to enterprise income tax for the income derived from such organization or establishment in the PRC and for the income derived from outside the PRC but with an actual connection with such organization or establishment in the PRC.

The PRC Enterprise Income Tax Law and its implementation rules permit certain “high and new technology enterprises strongly supported by the state” that independently own core intellectual property and meet statutory criteria, to enjoy a reduced 15% enterprise income tax rate. In January 2016, the SAT, the Ministry of Science and Technology and the Ministry of Finance jointly issued the Administrative Rules for the Certification of High and New Technology Enterprises specifying the criteria and procedures for the certification of High and New Technology Enterprises.

Pursuant to the PRC Provisional Regulations on Value-Added Tax and their implementation regulations, unless otherwise specified by relevant laws and regulations, any entity or individual engaged in the sale of goods, provision of processing, repairs and replacement services and importation of goods into China is generally required to pay a value-added tax, or VAT, at the rate of 17% on revenues generated from sales of goods, less any deductible VAT already paid or borne by such entity.

Pursuant to the PRC Enterprise Income Tax Law and its implementation rules, if a non-resident enterprise has not set up an organization or establishment in the PRC, or has set up an organization or establishment but the income derived has no actual connection with such organization or establishment, it will be subject to a withholding tax on its PRC-sourced income at a rate of 10%.

Pursuant to the Arrangement between the Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, the withholding tax rate in respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise is reduced to 5% from a standard rate of 10% if the Hong Kong enterprise directly holds at least 25% of the PRC enterprise.

Pursuant to the Notice of the SAT on the Issues concerning the Application of the Dividend Clauses of Tax Agreements, or Circular 81, a Hong Kong resident enterprise must meet the following conditions, among others, in order to enjoy the reduced withholding tax: (i) it must directly own the required percentage of equity interests and voting rights in the PRC resident enterprise; and (ii) it must have directly owned such percentage in the PRC resident enterprise throughout the 12 months prior to receiving the dividends. Furthermore, the Administrative Measures for Tax Convention Treatment for Non-resident Taxpayers, which became effective in November 2015 and replaced Administrative Measures for Non-Resident Enterprises to Enjoy Treatments under Tax Treaties (For Trial Implementation), provide that any non-resident enterprise meeting conditions for enjoying the convention treatment may be entitled to the convention treatment itself when filing a tax return or making a withholding declaration through a withholding agent, subject to the subsequent administration by the tax authorities.

Pursuant to the Law on the Administration of Tax Collection of the PRC which was enacted by the Standing Committee of the National People’s Congress on September 4, 1992 and most recently amended in April 2015, if a taxpayer fails to pay tax pursuant to applicable tax laws or regulations, the tax authorities may, subject to the specific circumstances in each case, impose penalties on such taxpayer, including without limitation, imposing surcharge or imposing a fine of not more than five times the amount of the underpaid tax.

Regulations Relating to Labor and Employment

Pursuant to the PRC Labor Law effective in 1995 and amended in 2009, and the PRC Labor Contract Law effective in 2008 and amended in 2012, a written labor contract is required when an employment relationship is established between an employer and an employee. Other labor-related regulations and rules of China stipulate the maximum number of working hours per day and per week as well as the minimum wages. An employer is required to set up occupational safety and sanitation systems, implement the national occupational safety and sanitation rules and standards, educate employees on occupational safety and sanitation, prevent accidents at work and reduce occupational hazards.

An employer is obligated to sign an indefinite term labor contract with an employee if the employer continues to employ the employee after two consecutive fixed-term labor contracts, with certain exceptions. The employer also has to pay compensation to the employee if the employer terminates an indefinite term labor contract, with certain exceptions. Except where the employer proposes to renew a labor contract by maintaining or raising the conditions of the labor contract and the employee is not agreeable to the renewal, an employer is required to compensate the employee when a definite term labor contract expires. Furthermore, under the Regulations on Paid Annual Leave for Employees issued by the State Council in December 2007and effective as of January 2008, an employee who has served an employer for more than one year and less than ten years is entitled to a 5-day paid vacation, those whose service period ranges from 10 to 20 years are entitled to a 10-day paid vacation, and those who have served for more than20 years are entitled to a 15-day paid vacation. An employee who does not use such vacation time at the request of the employer must be compensated at three times their normal salaries for each waived vacation day.

Pursuant to the Regulations on Occupational Injury Insurance effective in 2004, as amended in 2010, and the Interim Measures concerning the Maternity Insurance for Enterprise Employees effective in 1995, PRC companies must pay occupational injury insurance premiums and maternity insurance premiums for their employees.

Pursuant to the Interim Regulations on the Collection and Payment of Social Insurance Premiums effective in1999 and the Interim Measures concerning the Administration of the Registration of Social Insurance effective in 1999, basic pension insurance, medical insurance and unemployment insurance are collectively referred to as social insurance. Both PRC companies and their employees are required to contribute to the social insurance plans. The aforesaid measures are reiterated in the Social Insurance Law of China effective in July 2011, which stipulates the system of social insurance of China, including basic pension insurance, medical insurance, unemployment insurance, occupational injury insurance and maternity insurance. Pursuant to the Regulations on the Administration of Housing Fund effective in 1999, as amended in 2002, PRC companies must register with applicable housing fund management centers and establish a special housing fund account in an entrusted bank.

Regulations on Foreign Exchange

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations, most recently amended in August 2008. Under the PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. By contrast, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of foreign currency-denominated loans. In November 2012, SAFE promulgated the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment which substantially amends and simplifies the current foreign exchange procedure. Pursuant to this circular, the SAFE improves foreign exchange administration in direct investment by repealing or adjusting certain approval items for foreign exchange administration in direct investment. On March 30, 2015, SAFE promulgated Circular on Reforming the Management Approach regarding the Settlement of Foreign Exchange Capital of Foreign-invested Enterprises, or SAFE Circular No. 19, which came into effect on June 1, 2015. According to SAFE Circular No. 19, the foreign currency capital contribution to a foreign invested enterprise, or an FIE, in its capital account may be converted into RMB on a discretional basis. Furthermore, on June 15, 2016, SAFE promulgated Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts, or SAFE Circular No. 16. SAFE Circular No 16 provides, in addition to foreign currency capital, enterprises registered in the PRC may also convert their foreign debts, as well as repatriated funds raised through overseas listing, from foreign currency to RMB on a discretional basis. SAFE Circular No. 16 also reiterates that the use of capital so converted shall follow “the principle of authenticity and self-use” within the business scope of the enterprise. According to SAFE Circular No. 16, the RMB funds so converted shall not be used for the purposes of, whether directly or indirectly, (i) paying expenditures beyond the business scope of the enterprises or prohibited by laws and regulations; (ii) making securities investment or other investments (except for banks’ principal-secured products); (iii) granting loans to nonaffiliated enterprises, except as expressly permitted in the business license; and (iv) purchasing non-self-used real estate (except for the foreign invested real estate enterprises).

SAFE Regulations on Offshore Special Purpose Companies Held by PRC Residents

SAFE Circular on Relevant Issues Relating to Domestic Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular No. 37, issued by SAFE and effective in July 2014, regulates foreign exchange matters in relation to the use of special purpose vehicles, or SPVs, by PRC residents or entities to seek offshore investment and financing and conduct round trip investment in China. Under SAFE Circular No. 37, a SPV refers to an offshore entity established or controlled, directly or indirectly, by PRC residents or entities for the purpose of seeking offshore financing or making offshore investment, using legitimate domestic or offshore assets or interests, while “round trip investment” refers to the direct investment in China by PRC residents or entities through SPVs, namely, establishing foreign-invested enterprises to obtain the ownership, control rights and management rights. SAFE Circular No. 37 requires that, before making contribution into an SPV, PRC residents or entities are required to complete foreign exchange registration with the SAFE or its local branch. SAFE Circular No. 37 further provides that option or share-based incentive tool holders of a non-listed SPV can exercise the options or share incentive tools to become a shareholder of such non-listed SPV, subject to registration with SAFE or its local branch. SAFE Circular No. 37 was issued to replace the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles, or SAFE Circular No. 75. SAFE promulgated the Notice on Further Simplifying and Improving the Administration of the Foreign Exchange Concerning Direct Investment, or SAFE Circular No. 13, in February 2015, which took effect on June 1, 2015. SAFE Circular No. 13 has amended SAFE Circular No. 37 by requiring PRC residents or entities to register with qualified banks instead of SAFE or its local branch in connection with their establishment of an SPV. PRC residents who have contributed legitimate domestic or offshore interests or assets to SPVs but have yet to obtain SAFE registration before the implementation of SAFE Circular No. 37 shall register their ownership interests or control in such SPVs with SAFE or its local branch. An amendment to the registration is required if there is a material change involving the SPV registered, such as any change of basic information (including change of such PRC residents, change of name and operation term of the SPV), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions. failure to disclose controllers of foreign-invested enterprise that is established through round-trip investment, may result in restrictions on the foreign exchange activities of the relevant foreign-invested enterprises, including payment of dividends and other distributions, such as proceeds from any reduction in capital, share transfer or liquidation, to its offshore parent company or affiliates and the capital inflow from the offshore parent company, and may also subject the relevant PRC residents or entities to penalties under PRC foreign exchange administration regulations.

Regulations on Dividend Distribution

Wholly foreign-owned companies in China, such as our PRC subsidiary, may pay dividends only out of their accumulated profits after tax as determined in accordance with PRC accounting standards. Remittance of dividends by a wholly foreign-owned enterprise out of China is subject to examination by commercial banks. Wholly foreign-owned companies are not permitted to pay dividends unless they set aside at least 10% of their respective accumulated profits after-tax each year, if any, to fund certain reserve funds, until such time as the accumulative amount of such fund reaches 50% of their registered capital. In addition, these companies also may allocate a portion of their after-tax profits based on PRC accounting standards to other funds at their discretion. These statutory reserve funds and other funds are not distributable as cash dividends. Our PRC subsidiary is a wholly foreign-owned enterprise subject to the described regulations.

Regulations on Overseas Listings

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission (“CSRC”), jointly promulgated the 2006 M&A Rules: Provisions on Merger and Acquisition of Domestic Enterprises by Foreign Investors, which became effective on September 8, 2006 and were amended on June 22, 2009. Under the 2006 M& A Rules, the prior approval of the CSRC is required for the overseas listing of offshore special purpose vehicles that are directly or indirectly controlled by PRC companies or individuals and used for the purpose of listing PRC onshore interests on an overseas stock exchange. Although the application of the 2006 M&A Rules remains unclear to a certain extent, we believe, based on the advice of our PRC counsel, Beijing Docvit Law Firm, that we are not required to obtain CSRC approval for the listing and trading of our ordinary shares on the Nasdaq Capital Market. However, there remains some uncertainty as to how this regulation could be interpreted or implemented in the context of an overseas offering.

We cannot assure you that relevant PRC government agencies, including the CSRC, would reach the same conclusion as we do. If the CSRC or other PRC regulatory agency subsequently determines that we need to obtain the CSRC’s approval for this offering or if the CSRC or any other PRC government authorities promulgate any interpretation or implementing rules that would require the CSRC or other governmental approvals for this offering, we could face sanctions by the CSRC or other PRC regulatory agencies.

The 2006 M&A Rules also establish procedures and requirements that could make certain acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of control transaction in which a foreign investor takes control of a Chinese domestic enterprise.

Regulations Relating to Intellectual Property Rights

The PRC has adopted comprehensive legislation governing intellectual property rights, including trademarks, patent and copyrights.

Patent. Patents in the PRC are principally protected under the Patent Law of the PRC. The duration of a patent right is either 10 years or 20 years from the date of its application, depending on the type of patent right.

Trademark. Registered trademarks are protected under the Trademark Law of the PRC and related rules and regulations. Trademarks are registered with the Trademark Office of the State Administration for Industry and Commerce. If a pending trademark that is identical or similar to a registered trademark or a trademark under preliminary examination and approval for use in the same or similar category of commodities or services, the application for such trademark could be rejected. Trademark registrations are effective for a renewable ten-year period, unless otherwise revoked.

Copyright. Copyright in the PRC, including copyrighted software, is principally protected under the Copyright Law of the PRC and related rules and regulations. Under the Copyright Law, the term of protection for copyrighted software is 50 years.

Regulations Relating to Property Lease

In December 2010, the Ministry of Housing and Urban-Rural Development issued the Administrative Measures for Leasing of Commodity Housing, effective on February 1, 2011. According to the Administrative Measures for Leasing of Commodity Housing, the landlords and tenants are required to enter into lease with specific provisions, including but not limited to, the floor space per tenant cannot be less than the minimum living space stipulated by the local government, no kitchens, lavatories, balconies or basement storerooms can be rented out as residence, and the lease should be registered with the relevant construction or housing governmental authorities at municipal or county level within 30 days after its execution. If the lease is extended or terminated or if there is any change to the registered items, the landlord and the tenant are required to make an amended registration, an extension of registration or a deregistration with the relevant construction or housing authorities within 30 days after the occurrence of such amendment, extension or termination.

Product Quality Certification

Our air energy storage power generation products require certification by the National Quality Supervision Department of China. As our air compression products are nonstandard, there is no ISO or other qualifying standard for the industry. The certification is therefore based on our design specifications. We have provided the government with our design specifications and begun discussions with the standard. We believe that there is no material risk that the government will not accept our product as the government is encouraging new technology in power generation.

Employees

As of October 26, 2018, we had approximately 293 full-time employees and 2 part-time employees. All our employees are based in China, except for our Chief Financial Officer, who is based in New York. We consider our employee relations to be good.

Seasonality

Our business is not seasonal, except to the extent that construction projects in northern China are more likely to be delayed by weather.

Website Access to our SEC Reports

You may obtain a copy of the following reports, free of charge through the SEC’s website at www.sec.gov as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our previous Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The Public Reference Room may be contact at (800) SEC-0330. You may also access our other reports on the SEC website https://www.sec.gov.

We do not have a website for our SEC filings, but we will provide electronic or paper copies of our filings free of charge upon request. We plan to set up a new website and make available free of charge on this website all of our filings and reports as soon as practical after the electronic filings with the SEC.

ITEM 1A. Risk Factors

You should carefully consider the risks described below, which constitute all of the material risks facing us. If any of the following risks actually occur, our business could be harmed. You should also refer to the other information about us contained in this annual report including our financial statements and released notes.

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

We are an early stage company with a limited operating history. Our limited operating history may not provide an adequate basis to judge our future prospects and results of operations, and may increase the risk of your investment.

You must consider the risks and difficulties we face as an early stage company with limited operating history. We have limited experience and operating history in the related industry. Our limited history may not provide a meaningful basis for investors to evaluate our business, financial performance and prospects. Potential clients may not be familiar with our market and may have difficulty distinguishing our products from those of our competitors. Convincing potential new clients of the value of our services is critical to increasing the volume of sales and to the success of our business. If we fail to expand the market for our products, our business and results of operations will be harmed.

A substantial increase in the cost of solar panels could adversely affect our growth.

We partially rely on third parties to supply our solar panels. Some of our competitors are vertically integrated and produce their own, giving them a cost advantage which limits the advantage of our solar installation and air energy storage power generation technologies. In addition, solar panels are in ample supply due to increased capacity, particularly in China, in recent years. A shortage of supply could result in increased costs and increase the cost advantage of our vertically integrated competitors.

We rely on one single supplier for Green Energy No.3 products. We might be affected by changes in the stability of the product offerings.

If we fail to manage our relationships with third-party suppliers, or otherwise fail to procure products at favorable terms, our business and growth prospects may suffer. Green Energy No.3 is one of the Company’s main products in the future. Currently, we have cooperated with a third party supplier for this product and Sanhe Xiang sells products after packaging. If the current supplier increases the price, our profit might be negatively affected. Besides, the supplier might be lack of the relevant environmental approvals from the government and that may subject them to fines and penalties by the supervisory authority or stop order from operation, as a result of which, our business might be materially and adversely affected.

We are dependent on our executive officers. Any loss in their services without suitable replacement may adversely affect our operations.

Zhou Deng Hua has served as our Chief Executive Officer since April 30, 2016 and has been a member of our Board of Directors since June 2, 2012. Zhiqi Zhang, the Company’s former Chief Executive Officer remains as our general counsel. Zhou Jian, became Chairman of the Board in July 2014. Yanhong Xue has served as our Chief Financial Officer since July 19, 2018. Our continued success is dependent, to a large extent, on our ability to retain their services.

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

Zhou Dengrong, the former CEO, was involved in an alleged allegation of pyramid marketing campaign in 2013. But we believe this has nothing related to the Company and will have no effect on any aspect of the operations of our company.

We have identified material weaknesses in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address those weaknesses or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

We have identified material weaknesses in our internal control over financial reporting. In particular, we concluded that the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has identified material weaknesses in the control environment of the Company. The material weaknesses include, but are not limited to a (i) lack of accounting personnel with appropriate knowledge of accounting principles generally accepted in the United States of America, or U.S. GAAP, (ii) lack of comprehensive accounting policies and procedures manual in accordance with U.S. GAAP, and (iii) lack of a risk assessment process. See “Controls and Procedures.”

Although we are undertaking steps to address these material weaknesses, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. Management is committed to remediating the material weakness in a timely fashion. We have begun the process of executing remediation plans that address the material weakness in internal control over financial reporting. Specifically, we established Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee in July 2017, engaged a third-party consultant to start the internal control implementation project since 2017. We will continue to improve our internal control during the next fiscal year.

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

With the Green Energy products and after the acquisitions of Hubei Jinli and Tianjin Jiabaili, we expect significant expansion will be required to address potential growth in our customer base, the breadth of our service offerings, and other opportunities. This expansion could strain our management, operations, systems and financial resources. To manage any future growth of our operations and personnel, we must improve and effectively utilize operational, management, marketing and financial systems and successfully recruit, hire, train and manage personnel and maintain close coordination among our technical, finance, marketing, sales and recruitment staffs. We also will need to manage an increasing number of complex relationships with customers, strategic partners, advertisers and other third parties. Our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenue we expect.

We were granted license intellectual property rights in our products, including patents and trademarks, from third party owners. If such owners do not properly maintain or enforce the intellectual property underlying such licenses, our competitive position and business prospects could be harmed. Our licensors may also seek to terminate our license.

We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful to our business. We are using Xiangtian International Investment Group Co., Ltd.’s trademark of “”and “”. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce our licensed intellectual property. Our licensors may not successfully prosecute any applications for or maintain intellectual property to which we have licenses, may determine not to pursue litigation against other companies that are infringing such intellectual property, or may pursue such litigation less aggressively than we would. Without protection for the intellectual property we license, other companies might be able to offer similar products for sale, which could adversely affect our competitive business position and harm our business prospects. If we lose any of our right to use third-party intellectual property, it could adversely affect our ability to commercialize our technologies, products or services, as well as harm our competitive business position and our business prospects.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We regard our patents, trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on a combination of intellectual property laws and contractual arrangements, including confidentiality and non-compete agreements with our employees and others to protect our proprietary rights. Thus, we cannot assure you that any of our intellectual property rights would not be challenged, invalidated, circumvented or misappropriated, or such intellectual property will be sufficient to provide us with competitive advantages. In addition, because of the rapid pace of technological change in our industry, parts of our business rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms, or at all.

It is often difficult to register, maintain and enforce intellectual property rights in China. Statutory laws and regulations are subject to judicial interpretation and enforcement and may not be applied consistently due to the lack of clear guidance on statutory interpretation. Confidentiality and non-compete agreements may be breached by counterparties, and there may not be adequate remedies available to us for any such breach. Accordingly, we may not be able to effectively protect our intellectual property rights or to enforce our contractual rights in China. Preventing any unauthorized use of our intellectual property is difficult and costly and the steps we take may be inadequate to prevent the misappropriation of our intellectual property. In the event that we resort to litigation to enforce our intellectual property rights, such litigation could result in substantial costs and a diversion of our managerial and financial resources. We can provide no assurance that we will prevail in such litigation. In addition, our trade secrets may be leaked or otherwise become available to, or be independently discovered by, our competitors. To the extent that our employees or consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related know-how and inventions. Any failure in protecting or enforcing our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

The marketplace is highly competitive. If we cannot promote products that the market and companies are willing to accept, we will not be able to compete successfully and our business may be adversely affected, creating the possibility that we may never be able to generate any revenues.

We have many potential competitors in the relevant marketplace. We acknowledge that the competition is competent, experienced, and has greater financial and marketing resources than we do at the present. Our ability to compete may be adversely affected by the ability of these competitors to devote greater resources to the development, promotion, and marketing of their products than are available to us for our products.

Some of our competitors may also offer a wider range of products and have greater name recognition. They may have greater customer loyalty bases and these competitors may be able to respond more quickly to new or changing opportunities. In addition, our competitors may be able to undertake more extensive promotional activities, and adopt more aggressive advertising campaigns than what we are able to provide to Green Energy products at the present.

The methanol industry is an industry that is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units.

The methanol industry has grown significantly in the last decade. This rapid growth has resulted in significant shifts in supply and demand of methanol over a very short period of time. As a result, past performance by the methanol plant or the methanol industry generally might not be indicative of future performance. We may experience a rapid shift in the economic conditions in the methanol industry which may make it difficult to operate the methanol plant profitably. If changes occur in the methanol industry that make it difficult for us to operate the methanol plant profitably, it could result in a reduction in the value of our units.

Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.

Advances and changes in the technology of ethanol production are expected to occur.  Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than we are able.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. These third-party licenses may not be available or, once obtained, they may not continue to be available on commercially reasonable terms.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

Increased use of fuel cells, plug-in hybrids and electric cars may lessen the demand for fuels.

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Electric car technology has recently grown in popularity, especially in urban areas, which has led to an increase in recharging stations which may make electric car technology more widely available in the future. This additional competition from alternate sources could reduce the demand for our fuel products, resulting in lower fuel prices which could negatively impact our results of operations and financial condition.

Changes in environmental regulations or violations of these regulations could be expensive and reduce our profitability.  We might not have all environmental approvals for our business.

We are subject to extensive air, water and other environmental laws and regulations.  In addition, some of these laws require our plant to operate under a number of environmental permits. We might not have all environmental approvals for our business. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns.  In the future, we may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits.  Additionally, any changes in environmental laws and regulations could require us to spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

Failure to obtain regulatory approvals or permits could adversely affect our operations.

We might not have all operating approvals or fire inspection approvals, which are material to our business. We will need to obtain and maintain numerous regulatory approvals and permits in order to operate our business. Besides, new legislation could be implemented that would require additional or new regulatory approvals. Obtaining necessary approvals and permits could be a time-consuming and expensive process, and we may not be able to obtain them on a timely basis or at all. In the event that we fail to ultimately obtain all necessary permits, we may be forced to delay operations of the facility and the receipt of related revenues or abandon the project altogether and lose the benefit of any development costs already incurred, which would have an adverse effect on our results of operations. In addition, governmental regulatory requirements may substantially increase our construction costs, which could have a material adverse effect on our business, results of operations and financial condition. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain and comply with any required regulatory approvals, the operation of our facilities or the sale of our chemical products s could be delayed. For example, many countries require registration of chemicals before they can be distributed in the country, and a failure to register our chemicals would limit our ability to expedite sales into these markets. In addition, we may be required to make capital expenditures on an ongoing basis to comply with increasingly stringent environmental, health and safety laws, regulations and permits. We could also experience delays in obtaining approval for the sale of our waste streams as nutrients for animal feed, which would hinder our ability to reduce our cost of goods by restricting our ability to turn a disposal cost into a source of revenue.

We use hazardous materials in our business and any claims relating to improper handling, storage or disposal of these materials or noncompliance with applicable laws and regulations could adversely affect our business and results of operations.

We use chemicals materials in our business and are subject to a variety of laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials. Although we have implemented safety procedures for handling and disposing of these materials and waste products, we cannot be sure that our safety measures are compliant with legal requirements or adequate to eliminate the risk of accidental injury or contamination. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our insurance coverage. There can be no assurance that we will not violate environmental, health and safety laws as a result of human error, accident, equipment failure or other causes. Compliance with applicable environmental laws and regulations is expensive and time consuming, and the failure to comply with past, present, or future laws could result in the imposition of fines, third-party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production, or a cessation of operations. Our liability in such an event may exceed our total assets. Liability under environmental laws can be joint and several and without regard to comparative fault. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and harm our business. Accordingly, violations of present and future environmental laws could restrict our ability to expand facilities, or pursue certain technologies, and could require us to acquire equipment or incur potentially significant costs to comply with environmental regulations.

Expansion into new business may expose us to new challenges and more risks.

Since the acquisition of new business, the expansion involves new risks and challenges. Our lack of familiarity with these products and lack of relevant client data relating to these products may make it more difficult for us to keep pace with the evolving client demands, identify and recruit new third-party merchants and manage inventory. If we cannot successfully address challenges in connection with product offering expansion, we may not be able to maintain our relationships with current client or develop new customers. Our operating results may be adversely affected.

If we are unable to provide high quality client experience, our business and reputation may be materially and adversely affected.

The success of our business largely depends on our ability to provide quality client experience, which in turn depends on a variety of factors. If our clients are not satisfied with our products or services, or the prices at which we offer the products or otherwise fail to meet our clients’ requests, our reputation and client loyalty could be adversely affected.  If we are unable to continue to maintain our client experience and provide high quality client service, we may not be able to retain existing clients or attract new clients, which could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to product liability claims if property or human are harmed by the products.

Some of our products are harmful to property, for example, car. As a result, production and sales of such products could expose us to liability claims relating property damage and may require product recalls or other actions.

Government regulation is evolving and unfavorable changes could harm our business.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing our business. Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, privacy, pricing, content, copyrights, distribution, environmental regulation, electronic contracts and other communications, competition, and quality of products and etc. It is not clear how existing laws governing issues such as property ownership, and etc. Unfavorable regulations and laws might affect our business and financial condition.

Risks Related to our Securities

The market price for our common stock may be volatile.

The trading prices of our common stock are likely volatile and could fluctuate widely due to factors beyond our control. This may happen because of broad market and industry factors, like the performance and fluctuation in the market prices or the underperformance or deteriorating financial results of internet or other companies based in China that have listed their securities in the United States in recent years. The securities of some of these companies have experienced significant volatility since their initial public offerings, including, in some cases, substantial decline in their trading prices. The trading performances of other Chinese companies’ securities after their offerings may affect the attitudes of investors toward Chinese companies listed in the United States, which consequently may impact the trading performance of our common stock, regardless of our actual operating performance. In addition, any negative news or perceptions about inadequate corporate governance practices or fraudulent accounting, corporate structure or other matters of other Chinese companies may also negatively affect the attitudes of investors towards Chinese companies in general, including us, regardless of whether we have conducted any inappropriate activities. In addition, securities markets may from time to time experience significant price and volume fluctuations that are not related to our operating performance, which may have a material adverse effect on the market price of our common stock.

In addition to the above factors, the price and trading volume of our common stock may be highly volatile due to multiple factors, including the following:

●	regulatory developments affecting us, our users, or our industry;

●	regulatory uncertainties with regard to our variable interest entity arrangements;

●	announcements of studies and reports relating to our products and services or those of our competitors;

●	actual or anticipated fluctuations in our quarterly results of operations and changes or revisions of our expected results;

●	changes in financial estimates by securities research analysts;

●	conditions of the industries we are operating in;

●	announcements by us or our competitors of new product and service offerings, acquisitions, strategic relationships, joint ventures or capital commitments;

●	additions to or departures of our senior management;

●	detrimental negative publicity about us, our management or our industry;

●	fluctuations of exchange rates between the RMB and the U.S. dollar;

●	release or expiry of lock-up or other transfer restrictions on our outstanding shares of common stock; and

●	sales or perceived potential sales of additional shares of common stock.

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

Zhou Jian, our Chairman, and Zhou Deng Hua, our Chief Executive Officer, who are also on our Board of Directors, control 62.9% of our voting securities. If Zhou Jian and Zhou Deng Hua act together, they will be able to exert significant control over the Company’s management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of the Common Stock. This concentration of ownership may not be in the best interests of all of the Company’s stockholders.

Certain judgments which may be obtained against us by our stockholders in the future may not be enforceable.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, most of our directors and executive officers reside within China, and most of the assets of these persons are located within China. As a result, it may be difficult or impossible for you to effect service of process within the United States upon these individuals, or to bring an action against us or against these individuals in the United States in the event that you believe your rights have been infringed under the U.S. federal securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

Risks Related to Doing Business in the PRC

We may be affected by environmental changes in China and global climate change or by legal, regulatory or market responses to such changes.

The growing political and scientific sentiment is that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns. Concern over climate change, including global warming, and environmental degradation in China has led to legislative and regulatory initiatives directed at limiting greenhouse gas emissions and subsidizing alternate energy production, which have been beneficial to our business. Laws enacted that directly or indirectly affect electricity generation or our production, distribution, and cost of raw materials could all impact our business and financial results. Reductions in the subsidies provided by the government of the PRC for the use of our products would adversely affect our operations, revenue and growth.

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in a transition from a planned economy to a market-oriented economy subject to five-year and annual plans adopted by the central government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social environment.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could cause the RMB equivalent of U.S. dollars to be reduced and therefore could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making dividend payments on our Common Stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. Recently, the RMB has depreciated against the U.S. dollar. In addition, the depreciation of significant U.S. dollar denominated assets could result in a change to our operations and a reduction in the value of these assets.

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

The approval of the China Securities Regulatory Commission, or the CSRC, could be required in connection with this offering. Any requirement to obtain prior CSRC approval could delay, or create uncertainties regarding, this offering, and our failure to obtain this approval, if required, could have an adverse effect on our business, results of operations, reputation and trading price of our ordinary shares.

On August 8, 2006, six PRC regulatory authorities, including the CSRC, jointly promulgated the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the 2006 M& A Rules, which were later amended on June 22, 2009. According to the 2006 M& A Rules, an offshore special purpose vehicle, or SPV, refers to an overseas company controlled directly or indirectly by domestic companies or individuals for purposes of overseas listing of equity interests in domestic companies (defined as enterprises in the PRC other than foreign-invested enterprises). The 2006 M& A Rules require that the overseas listing by the SPV must be approved by the CSRC.

However, the applicability of the 2006 M& A Rules with respect to CSRC approval is unclear. Accordingly, the application of the 2006 M& A Rules with respect to this offering and our corporate structure for this offering established under contractual arrangements remains unclear. We believe that the 2006 M& A Rules do not require that we obtain prior CSRC approval for the listing and trading of our Ordinary shares on the Nasdaq Global Market, given that

(i)	our PRC subsidiary, Xiangtian Shenzhen, was incorporated as a wholly foreign-owned enterprise by means of direct investment rather than by merger or acquisition by our company of the equity interest or assets of any “domestic company” as defined under the 2006 M& A Rules, and no provision in the 2006 M& A Rules classifies the contractual arrangements between our company, our PRC subsidiary and any of our consolidated affiliated entities as a type of acquisition transaction falling under the 2006 M& A Rules;

(ii)	we do not hold any equity interests in Xianning Xiangtian or any of their PRC subsidiaries; and

(iii)	the CSRC currently has not issued any definitive rule concerning whether offerings like the offering contemplated by our company under this prospectus are subject to prior CSRC approval.

However, if the CSRC subsequently determines that its prior approval is required, we could face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies could impose fines and penalties on our operations, limit our operating privileges, delay or restrict our sending the proceeds from this offering into China, or take other actions that could have an adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our ordinary shares. The CSRC or other PRC regulatory agencies also could take actions requiring us, or making it advisable for us, to halt this offering before settlement and delivery of the ordinary shares offered hereby.

We cannot predict when the CSRC would promulgate additional rules or other guidance, if at all. If implementing rules or guidance are issued prior to the completion of this offering and consequently we conclude that we are required to obtain CSRC approval, this offering will be delayed until we obtain CSRC approval, which could take several months or longer. Moreover, the implementing rules or guidance, to the extent issued, could fail to resolve current ambiguities under the 2006 M& A Rules. Uncertainties or negative publicity regarding the 2006 M& A Rules could have an adverse effect on the trading price of our Ordinary shares.

Under the PRC enterprise income tax law, we could be classified as a “resident enterprise” of China. Such classification could result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the PRC Enterprise Income Tax Law (2017), and the Implementation Rules to the EIT Law, or the Implementation Rules, both of which became effective on January 1, 2008, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and is subject to PRC enterprise income tax at the rate of 25% on its global income. The Implementation Rules define the term “de facto management bodies” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, etc. of an enterprise”. The only detailed guidance currently available regarding the definition of “de facto management body” as well as the determination of the tax residence of offshore incorporated enterprises whose primary controlling shareholder is a PRC company or a PRC corporate group, and such enterprises’ tax administrations are set forth in two notices, the Notice On Issues Relating to Determination of Chinese-Controlled Offshore Enterprise as PRC Resident Enterprises by applying the “De Facto Management Body”, or Circular 82, and the Administrative Measures of Enterprise Income of Chinese Controlled Offshore Incorporated Resident Enterprise (Trial), or Circular 45, issued by the PRC State Administration of Taxation, or the Circulars. The Circulars provide that a foreign enterprise controlled by a PRC enterprise or a PRC enterprise group would be classified as a “resident enterprise” with its “de facto management body” located within China if all of the following requirements are satisfied: (i) the enterprise’s day-to-day operations management is primarily exercised in China, (ii) decisions relating to the enterprise’s financial and human resource matters are made or subject to approval by organizations or personnel in China, (iii) the enterprise’s primary assets, accounting books and records, company seals, board and shareholders’ meeting minutes are located or maintained in China, and (iv) 50% or more of voting board members or senior executives of the enterprise habitually reside in China. If all of these criteria are met, the relevant offshore enterprise controlled by PRC enterprises or PRC enterprise groups would be deemed to have its “de facto management body” in China and therefore be deemed a PRC resident enterprise.

The Circulars made clarification in the areas of resident status determination, post-determination administration, as well as the exercise of competent tax authorities’ procedures. The Circulars also specify that when provided with a copy of PRC tax resident determination certificate from a resident Chinese controlled offshore incorporated enterprise, a payer of PRC-sourced dividends, interest, royalties, etc. should not withhold 10% income tax on such payments to such Chinese controlled offshore incorporated enterprise. Although the Circulars apply only to offshore enterprises controlled by PRC enterprises and not those controlled by PRC individuals such as us, the determination criteria and administration clarification made in the Circulars reflect the PRC State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax residency status of offshore enterprises and how the administration measures should be implemented.

There is no assurance that the PRC State Administration of Taxation will not apply the same or similar criteria as stated in the Circulars to determine whether the “de facto management body” of an offshore incorporated enterprise controlled by PRC individuals (like us) is located within the PRC in the future. If the PRC authorities were to determine that we should be treated as a PRC resident enterprise for the purpose of PRC enterprise income tax, a 25% enterprise income tax on our global income could significantly increase our tax burden and adversely affect our financial condition and results of operations. Pursuant to the New EIT Law and the Implementation Rules, dividends generated after January 1, 2008 and payable by a foreign-invested enterprise in China to its foreign enterprise investors will be subject to a 10% withholding tax, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a reduced withholding arrangement.

We are a US holding company and substantially all of our income comes from dividends from our PRC subsidiary through our Hong Kong holding company. To the extent these dividends are subject to withholding tax, the amount of funds available to us to meet our cash requirements, including the payment of dividends to our shareholders, will be reduced. The Implementation Rules provide that, (i) if the enterprise that distributes dividends is domiciled in the PRC, or (ii) if gains are realized from transferring equity interests of enterprises domiciled in the PRC, then such dividends or capital gains are treated as PRC-sourced income. It is not clear how “domicile” might be interpreted under the New EIT Law, and it could be interpreted as the jurisdiction where the enterprise is a tax resident. Therefore, if we are considered to be a PRC resident enterprise for tax purposes, any dividends we pay to our overseas corporate shareholders as well as gains realized by such shareholders from the transfer of our ordinary shares could be regarded as PRC-sourced income and as a result subject to PRC withholding tax at a rate of up to 10%, subject to the provisions of any applicable tax treaty. If dividends we pay to our overseas individual shareholders, or gains realized by such holders from the transfer of our ordinary shares, are treated as China sourced income, the withholding rate would be 20%, subject to the provisions of any applicable tax treaty. If we are required under the New EIT Law to withhold PRC income tax on any dividends paid to our non-PRC shareholders or if gains from dispositions of our ordinary shares are subject to PRC tax, your investment in our ordinary shares could be adversely affected.

We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

We face uncertainties regarding the reporting on and consequences of previous private equity financing transactions involving the transfer and exchange of shares in our company by non-resident investors. In February 2015, the SAT issued the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or SAT Bulletin 7, as amended in 2017. Pursuant to this bulletin, an “indirect transfer” of assets, including equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be recharacterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. According to SAT Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in China, immovable properties located in China, and equity investments in PRC resident enterprises, in respect of which gains from their transfer by a direct holder, being a non-PRC resident enterprise, would be subject to PRC enterprise income taxes.

When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consist of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements.

In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to the immovable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. Where the payer fails to withhold any or sufficient tax, the transferor is required to declare and pay such tax to the tax authority by itself within the statutory time limit. Late payment of applicable tax will subject the transferor to default interest. SAT Bulletin 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange.

There is uncertainty as to the application of SAT Bulletin 7. We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries or investments. Our company may be subject to filing obligations or taxed if our company is transferor in such transactions, and may be subject to withholding obligations if our company is transferee in such transactions under SAT Bulletin 7 or transfer of shares in our company by investors that are non-PRC resident enterprises, our PRC subsidiaries may be requested to assist in the filing under SAT Bulletin 7. As a result, we may be required to expend valuable resources to comply with SAT Bulletin 7 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that our company should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

PRC laws and regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

PRC laws and regulations, such as the 2006 M& A Rules, the Anti-Monopoly Law promulgated by the PRC National People’s Congress in 2007 and the Notice on the Establishment of the Security Review System in Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by the State Council, or the Security Review Rule, establish procedures and requirements that could make some acquisitions of Chinese companies by foreign investors and companies more time-consuming and complex, including requirements in some instances that various governmental authorities be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. For example, on February 3, 2011, the State Council promulgated the Security Review Rule, which provides, among other things, that merger and acquisition transactions by foreign investors of PRC enterprises in sensitive sectors or industries, such as Internet information service industry, which our operations fall within, could be subject to security review. Consequently, any such transaction could be blocked due to their effect on the national defense security, national economic stability, basic social life order, or capacity of indigenous research and development of key technologies. On August 25, 2011, the Ministry of Commerce promulgated the Regulations on Implementing the Security Review System in Mergers and Acquisition of Domestic Enterprises by Foreign Investors, which, among other things, set forth detailed provisions on how the security review of relevant transactions would be conducted, and provide for that foreign investors could not for any reason evade the security review process through entrustment, phased-in investment, leasing, loans and control agreement, and overseas transactions. We could expand our business in part by acquiring complementary businesses. Complying with the requirements of the relevant PRC laws and regulations to complete such transactions could be time-consuming, and any required approval processes could delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Increases in labor costs in the PRC may adversely affect our business and results of operations.

The economy of China has been experiencing increases in inflation and labor costs in recent years. As a result, the average wages in the PRC are expected to continue to grow. In addition, we are required by PRC laws and regulations to pay various statutory employee benefits, including pensions, housing fund, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to designated government agencies for the benefit of our employees. The relevant government agencies may examine whether an employer has made adequate payments of the requisite statutory employee benefits, and those employers who fail to make adequate payments could be subject to late payment fees, fines and/ or other penalties. If the relevant PRC authorities determine that we should make supplemental social insurance and that we are subject to fines and legal sanctions, our business, financial condition and results of operations could be adversely affected.

The enforcement of stricter labor laws and regulations in the PRC could adversely affect our business and our profitability.

We have been subject to stricter regulatory requirements in terms of entering into labor contracts with our employees and paying various statutory employee benefits, including pensions, housing fund, medical insurance, work-related injury insurance, unemployment insurance and childbearing insurance to designated government agencies for the benefit of our employees.

Pursuant to the PRC Labor Contract Law, or the Labor Contract law, that became effective in January 2008, as amended on December 28, 2012 and effective as of July 1, 2013, and its implementation rules that became effective in September 2008, employers are subject to stricter requirements in terms of signing labor contracts, minimum wages, paying remuneration, determining the term of employees’ probation and ability to unilaterally terminating labor contracts. In the event that we decide to terminate the employment of any of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementation rules could limit our ability to effect these changes in a desirable or cost-effective manner, which could adversely affect our business and results of operations.

On October 28, 2010, the Standing Committee of the National People’s Congress promulgated the PRC Social Insurance Law, or the Social Insurance Law, which became effective on July 1, 2011. According to the Social Insurance Law, employees must participate in pension insurance, work-related injury insurance, medical insurance, unemployment insurance and maternity insurance and the employers must, together with their employees or separately, pay the social insurance premiums for such employees.

According to our current internal system, we only pay social insurance for part of our employees and some of our employees have not signed the Labor Contract. This is in violation of Social Security Law and Labor Contract law. Moreover, base number or the rate of the social insurance premium payment had been changed when we pay for employee’s social insurance premium, which could lead to imposition of penalties on the personnel directly in charge and other personnel subject to direct liability.

As the interpretation and implementation of labor-related laws and regulations are still evolving, we could be liable for payments and fines arising from our delinquent payments of previous social insurance and that we did not anticipate. Moreover, we cannot assure you that our employment practices do not and will not violate labor-related laws and regulations in China, which could subject us to labor disputes or government investigations. If we are deemed to have violated relevant labor laws and regulations, our business and results of operations could be adversely affected.

Our shareholders might violate foreign exchange regulations.

Our shareholders have not completed required registrations with the local counterpart of SAFE in relation to our financing and restructuring and the subsequent changes to our shareholding structure. Failure to comply with the registration procedures set forth in SAFE Circular No. 37 and SAFE Circular No. 13, misrepresent on or failure to disclose controllers of foreign-invested enterprise that is established through round-trip investment, may result in restrictions on the foreign exchange activities of the relevant foreign-invested enterprises, including payment of dividends and other distributions, such as proceeds from any reduction in capital, share transfer or liquidation, to its offshore parent company or affiliates and the capital inflow from the offshore parent company, and may also subject the relevant PRC residents or entities to penalties under PRC foreign exchange administration regulations.

The business scope of WFOE might affect dividend distribution of our company

Currently, the business scope of WFOE is technical development of air energy and electrical equipment, electronic products, communication equipment, household appliances, transfer of self-developed technical achievements; import and export of goods and technology (excluding import distribution), while WFOE mainly provides technical and consulting service to the VIE company according to the Agreement on Exclusive Management, Consulting and Training and Technical Services between WFOE and VIE company to transfer the domestic companies’ profit to WFOE. According to Regulations on the Administration of Enterprise Legal Person Registration of the People’s Republic of China (2018), if the operator exceeds the approved business scope or operating mode and engages in business activities, he shall be warned according to the seriousness of the circumstances, confiscate the illegal income, and impose a fine of not more than three times the amount of illegal income, but the maximum amount is not more than 30,000 RMB, and there is no illegal income. A fine of not more than 10,000 RMB is imposed. At the same time, in violation of other relevant provisions of the state, if they engage in illegal business operations, they shall be ordered to suspend business for rectification, confiscate illegal income, and impose a fine of not more than three times the amount of illegal income, but the maximum amount is not more than 30,000 RMB. If there is no illegal income, a fine of not more than 10,000 RMB shall be imposed. If the circumstances are serious, the business license shall be revoked.

We might be reversed affected by the change of real estate property right.

Some of our factory and office are owned by our company and some of them is still under being constructing. It is not predictable that we will definitely get the real estate rights certificate. The reason might be that we may not be able to obtain environmental protection approval documents, fire certification, and other government approvals. Besides, we leased offices and factor from third party, which also might be affected by the termination of third party or other factors from the regulatory level.

We could be adversely affected by the complexity, uncertainties and changes in PRC regulation of Secrecy Qualification.

According to Management Measures of Secrecy Qualification Examination and Certification for Weapons and Equipment Research and Production Units (“Circular 8”) issued by National Defense Science and Technology Bureau of PRC, for units engaged in the research and production of classified weapons and equipment, a confidentiality qualification examination and certification system shall be implemented. Units engaged in the research and production of classified weapons and equipment should obtain the corresponding confidentiality qualifications. According to PRC laws, company which are invested by foreign investment shall not obtain the Secrecy Qualification. Hubei Jinli,is engaging producing some of the military product parts and obtained the Secrecy Qualification. Currently, Hubei Jinli is 100% held by Xianning Xiangtian and the shareholders of Xianning Xiangtian, Mr. Jian Zhou and Dengrong Zhou, are both holding Chinese nationality. Hubei Jinli is not invested by foreign company and its shareholding is not held by foreign company. Therefore, we believe Hubei Jinli is entitled to continue using the Secrecy Qualification. However, there is no assurance that we will be able to renew our Secrecy Qualification upon its expiration. Failure to renew our Secrecy Qualification will have material adverse impact on Hubei Jinli’s operating results and financial condition.

Risks Related to the New VIE Agreements

The PRC government may determine that the New VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

Details of the New VIE Agreements are set out in the under “Business – Variable Interest Entity Agreements with Xianning Xiangtian.” There are risks involved with the operation of our business in reliance on the New VIE Agreements, including the risk that the New VIE Agreements may be determined by PRC regulators or courts to be unenforceable. Our PRC counsel has provided a legal opinion that the New VIE Agreements are binding and enforceable under PRC law, but has further advised that if the New VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

●	imposing economic penalties;

●	discontinuing or restricting the operations of Xianning Xiangtian;

●	imposing conditions or requirements in respect of the New VIE Agreements with which Xianning Xiangtian may not be able to comply;

●	requiring our Company to restructure the relevant ownership structure or operations;

●	taking other regulatory or enforcement actions that could adversely affect our Company’s business; and

●	revoking the business licenses and/or the licenses or certificates of Xianning Xiangtian, and/or voiding the New VIE Agreements.

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of Xianning Xiangtian, which would have a material adverse impact on our business, financial condition and results of operations.

Our ability to control Xianning Xiangtian under the New VIE Agreements may not be as effective as direct ownership.

We conduct our business in the PRC and currently generate virtually all of our revenues through the New VIE Agreements. Our plans for future growth are based substantially on growing the operations of Xianning Xiangtian. However, the New VIE Agreements may not be as effective in providing us with control over Xianning Xiangtian as direct ownership. The New VIE Agreements provide us with day-to-day control over the operations of Xianning Xiangtian as we provide Xianning Xiangtian with complete business support and technical support and related management, training and consulting services. Under the current VIE arrangements, as a legal matter, if Xianning Xiangtian fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC law, which we cannot be sure would be effective. Therefore, if we are unable to effectively control Xianning Xiangtian, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

As the New VIE Agreements are governed by PRC law, we would be required to rely on PRC law to enforce our rights and remedies under them; however, PRC law may not provide us with the same rights and remedies as are available in contractual disputes governed by the law of other jurisdictions.

The New VIE Agreements are governed by PRC law and provide for the resolution of disputes through the arbitration institute in the PRC. If Xianning Xiangtian or its shareholders fail to perform the obligations under the New VIE Agreements, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot be sure that such remedies would provide us with effective means of causing Xianning Xiangtian or its shareholders to meet their obligations, or recovering any losses or damages as a result of non-performance. Further, the legal environment in China is not as developed as in other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in PRC legal system could limit our liability to enforce the New VIE Agreements and protect our interests.

Any failure by our variable interest entity or its shareholders to perform their obligations under the New VIE Agreements would have a material adverse effect on our business.

If our variable interest entity or its shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. We may also have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective under PRC laws. For example, if the shareholders of Xianning Xiangtian were to refuse to transfer their equity interest in Xianning Xiangtian to us or our designee if we exercise the purchase option pursuant to these contractual arrangements, or if they were otherwise to act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations.

All the agreements under our contractual arrangements are governed by PRC laws and provide for the resolution of disputes through arbitration in China. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. Meanwhile, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a consolidated variable interest entity should be interpreted or enforced under PRC laws. There remain significant uncertainties regarding the ultimate outcome of such arbitration should legal action become necessary. In addition, under PRC laws, rulings by arbitrators are final and parties cannot appeal arbitration results in court unless such rulings are revoked or determined unenforceable by a competent court. If the losing parties fail to carry out the arbitration awards within a prescribed time limit, the prevailing parties may only enforce the arbitration awards in PRC courts through arbitration award recognition proceedings, which would require additional expenses and delay. In the event that we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, we may not be able to exert effective control over our variable interest entity, and our ability to conduct our business may be negatively affected.

The payment arrangement under the New VIE Agreements may be challenged by the PRC tax authorities.

We generate our revenues through the payments we receive pursuant to the New VIE Agreements. Currently, all of our operations reside in the VIE which is required to pay our wholly-owned subsidiary, Xiangtian Shenzhen, 100% of the total annual net profit, as defined. We could face adverse tax consequences if the PRC tax authorities determine that the New VIE Agreements were not entered into based on arm’s length negotiations. For example, PRC tax authorities may adjust our income and expenses for PRC tax purposes which could result in our being subject to higher taxes liability, or cause other adverse financial consequences.

We may lose the ability to use and enjoy assets held by our variable interest entity that are material to the operation of our business if the entity goes bankrupt or becomes subject to a dissolution or liquidation proceeding.

Our variable interest entity holds certain assets that are material to the operation of our business. Under the contractual arrangements, our variable interest entity may not and its shareholders may not cause it to, in any manner, sell, transfer, mortgage or dispose of its assets or its legal or beneficial interests in the business without our prior consent. However, in the event our variable interest entity’s equity holders breach the these contractual arrangements and voluntarily liquidate our variable interest entity, or our variable interest entity declares bankruptcy and all or part of its assets become subject to liens or rights of third-party creditors, or are otherwise disposed of without our consent, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If our variable interest entity undergoes a voluntary or involuntary liquidation proceeding, independent third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, financial condition and results of operations.

If the chops of our PRC subsidiary, variable interest entity and its subsidiaries are not kept safely, are stolen or are used by unauthorized persons or for unauthorized purposes, the corporate governance of these entities could be severely and adversely compromised.

In China, a company chop or seal serves as the legal representation of the company towards third parties even when unaccompanied by a signature. Each legally registered company in China is required to maintain a company chop, which must be registered with the local Public Security Bureau. In addition to this mandatory company chop, companies may have several other chops which can be used for specific purposes. The chops of our PRC subsidiary, variable interest entity or its subsidiaries are generally held securely by personnel designated or approved by us in accordance with our internal control procedures. To the extent those chops are not kept safely, are stolen or are used by unauthorized persons or for unauthorized purposes, the corporate governance of these entities could be severely and adversely compromised and those corporate entities may be bound to abide by the terms of any documents so chopped, even if they were chopped by an individual who lacked the requisite power and authority to do so. In addition, if the chops are misused by unauthorized persons, we could experience disruption to our normal business operations. We may have to take corporate or legal action, which could involve significant time and resources to resolve while distracting management from our operations.

PRC regulation of loans to, and direct investment in, PRC entities by offshore holding companies and governmental control of currency conversion could limit our use of the proceeds we receive from this offering to fund our expansion or operations.

As an offshore holding company with PRC subsidiaries, we may transfer funds to our PRC subsidiaries or finance our operating entity by means of loans or capital contributions. Any loans to our PRC subsidiaries, which are foreign-invested enterprises, cannot exceed statutory limits based on the difference between the amount of our investments and registered capital in such subsidiaries, and shall be registered with SAFE, or its local counterparts. Furthermore, any capital increase contributions we make to our PRC subsidiaries, which are foreign-invested enterprises, shall be approved by China’s Ministry of Commerce, or its local counterparts. We may not be able to obtain these government registrations or approvals on a timely basis, if at all. If we fail to receive such registrations or approvals, our ability to provide loans or capital to increase contributions to our PRC subsidiaries may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Sanhe Xiangtian leases its principal office, factory and dormitory from LuckSky Group in Sanhe City, Hebei Province. LuckSky Group is owned by Zhou Deng Rong, our former Chief Executive Officer, and Zhou Jian, our General Manager and Chairman of the Board. The space in the office, factory and dormitory being leased are 1296, 5160 and 1200 square meters, respectively. The office and factory space are leased for a rent of $102,295 (RMB 697,248) per year and the dormitory is leased for a rent of $19,014 (RMB 129,600) per year. The leases expire in April 30, 2024 and are subject to renewal with a prior two-month written notice. LuckSky Group is in the process of obtaining the land use approval and ownership certificate of the leased building.

On April 28, 2012, Zhou Jian obtained the land use right to 44.3 acres of agricultural land where Sanhe Xiangtian’s principal office, factory and dormitory are located for 18 years and 8 months, starting May 1, 2012. The annual price paid for such land use rights is $5,200 (RMB 34,510). On May 1, 2012, Zhou Jian signed a commitment letter that allowed Xiangtian Kelitai, Yanjiao Branch, a division of LuckSky Group to use this agricultural land. LuckSky Group constructed the buildings on such agricultural land. In the event we are unable to use our principal factory and office space as a result of this usage issue, the lease provides that LuckSky Group will use every effort to complete and perfect the ownership and usage rights, or provide Sanhe Xiangtian with equivalent space.

Sanhe Xiangtian leased another office in Sanhe City from Sanhe Dong Yi with the lease term expiring on June 14, 2019 for a rent of approximately $7,000 (RMB 48,000) per year.

On July 27, 2018, Xianning Xiangtian entered into a lease with Xianning Lucksky Aerodynamic Electricity Ltd. The space in the factory in Xianning in Hubei province being leased is 3,128 square meters. The factory space is leased for a rent of $17,561 (RMB 114,172) per year. The lease starts on August 1, 2018 and expires on July 31, 2020 and is subject to renewal with a prior one-month written notice.

On April 20, 2018, Jianshan Sanhe entered into a lease with Hubei Shuangxin Energy Technology Co, Ltd. Pursuant to the agreement, Jianshan Sanhe obtained the land use right of 59,956 square meters of office and factory for 5 years, starting April 19, 2018. The annual lease payment is RMB 3 million (US$0.4 million).

Hubei Jinli owns a factory with an area of 6,025.44 square meters and office building with an area of 1,899 square meters. The land use right runs from May 6, 2008 to November 11, 2056.

Tianjin Jiabaili leased the land use right of a land located at Jixian of Tianjin City for its factory from August 8, 2006 to August 8, 2026. The annual lease payment is RMB 3,000 (US$440). On July 9, 2018, Tianjin Jiabaili entered into a 5-year lease agreement with an individual for office space. Pursuant to the lease, Tianjin Jiabaili will pay an annual rent of RMB136,000 (US$20,918).

Xiangtian Zhongdian entered into a lease agreement with Xianning Lucksky Aerodynamic Electricity Ltd. for factory space and research center of 4,628 square meters with a one-year term. Pursuant to the lease, the annual payment is RMB168,922 (US$25,982).

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Our Common Stock is quoted on the OCTQB tier of the OTC Markets (“OTCQB”) under the symbol “XTNY.”

The following table shows, for each quarter of the 2018 and 2017 fiscal years, the range of reported high and low bid quotations of our Common Stock as reported by the OTCQB. The quotations from the OTCQB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	High	Low

2018:
Fourth quarter, ended July 31, 2018	$4.64	$4.64
Third quarter, ended April 30, 2018	4.20	4.20
Second quarter ended January 31, 2018	3.90	3.90
First quarter ended October 31, 2017	2.78	2.78

2017:
Fourth quarter, ended July 31, 2017	$4.00	$2.71
Third quarter, ended April 30, 2017	3.18	2.20
Second quarter ended January 31, 2017	5.00	2.21
First quarter ended October 31, 2016	5.36	2.00

The last reported sale price for our Common Stock on OTCQB on October 26, 2018 was $3.90 per share.

VSTOCK Transfer, LLC is our stock transfer agent. They can be contacted by telephone at (212) 828-8436 and by facsimile at (646) 536-3179.

Holders

As of October 26, 2018, 591,042,000 shares of Common Stock were issued and outstanding and there were 364 shareholders of record of our Common Stock.

Recent Sales of Unregistered Securities

None.

Dividends

We have never declared or paid any cash dividends on our Common Stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on Common Stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

The payment of dividends is contingent on the ability of our PRC based operating subsidiary to obtain approval to send monies out of the PRC. RMB is not a freely convertible currency. The PRC government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

In June 2017, the Company’s Board of Directors adopted without the approval of the stockholders a stock incentive plan, the Xiangtian (USA) Air Power Co. Ltd. 2017 Stock Incentive Plan, but has no pension plan, non-equity incentive plan or deferred compensation arrangement. We have not made any awards under the plan. We adopted the plan to attract and retain members of management, directors or key employees. No securities have been issued under the plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders			30,000,000
Total			30,000,000

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

The consolidated statements of operations data for the years ended July 31, 2018, 2017, and 2016 and the consolidated balance sheets data as of July 31, 2018 and 2017 are derived from our audited consolidated financial statements included elsewhere in this annual report. The consolidated statements of operations data for the years ended July 31, 2015 and 2014 and the consolidated balance sheets data as of July 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements included in our prior annual reports. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	Year Ended July 31,
	2018	2017	2016	2015	2014
Consolidated statement of operations data:
Revenue	$15,269,788	$9,521,371	$10,839,955	$20,772,028	$-
Cost of revenue	12,631,464	8,543,207	9,642,803	17,781,011	-
Gross profit	2,638,324	978,164	1,197,152	2,991,017	-
Operating expenses	3,487,755	5,393,633	1,723,863	1,237,953	750,606
Income (loss) from operations	(849,431)	(4,415,469)	(526,711)	1,753,064	(750,606)
Other income (expenses), net	(269,844)	9,551	145,209	(178,764)	(44,520)
Income (loss) before income taxes	(1,119,275)	(4,405,918)	(381,502)	1,574,300	(795,126)
Income tax expense	(180,147)	(158,241)	(226,682)	(916,840)	113,932
Net income (loss)	(1,299,422)	(4,564,159)	(608,184)	657,460	(681,194)
Less: Net income attributable to non-controlling interest	66,883	-	-	-	-
Net income (loss) attributable to common stockholders	(1,366,305)	$(4,564,159)	$(608,184)	$657,460	$(681,194)
Net income (loss) per share attributable to common stockholders
Basic & Diluted	(0.00)	$(0.01)	$(0.00)	$0.00	$(0.00)

	As of July 31,
	2018	2017	2016	2015	2014

Consolidated balance sheet data:
Cash	$14,245,783	$1,156,969	$1,226,220	$502,029	$556,788
Notes receivable	1,303,443	-	-	-	-
Accounts receivable, net	5,142,780	1,142,631	2,848,904	4,720,093	-
Inventories, net	5,141,533	550,413	2,080,853	1,463,856	1,142,726
Advances to suppliers	1,101,472	1,168,867	4,594,299	5,173,680	7,490,564
Costs and estimated earnings in excess of earnings	2,883,408	2,916,902	710,652	-	-
Loan receivables	1,759,428	-	-	-	-
Other current assets	1,881,586	12,308	617,685	1,693,818	1,921,347
Total current assets	33,459,433	6,948,090	12,078,613	13,553,476	11,111,425

Property, plant and equipment, net	11,966,233	4,330,333	4,520,735	7,679,323	6,779,256
Intangible assets, net	9,260,643	-	-	-	-
Deposit for property, plant and equipment	-	2,080,436	178,617	90,826	1,590,581
Goodwill	4,133,143	-	-	-	-
Other non-current assets	208,498	-	-	-	-
Total assets	59,027,950	13,358,859	16,777,965	21,323,625	19,481,262
Total current liabilities	48,365,755	9,352,725	8,275,631	9,086,256	7,884,626
Capital lease obligations - non-current	-	-	-	2,687,887	2,718,106
Investment payable - non-current	7,205,133	-	-	-	-
Total stockholders’ equity	$3,457,062	$4,006,134	$8,502,334	$9,549,482	$8,878,530

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is engaged in a variety of energy-related businesses through its subsidiaries and controlled entities in China. One of the businesses is in the field of compressed air energy storage in China and produces electricity generation systems that combine its compressed air storage technology with PV panels to achieve a continuous supply of power under weather conditions that are unfavorable to the generation of electricity from PV panels alone. The sales and installation of power generation systems and PV systems and the sales of PV Panels, air compression equipment and heat pump products have been carried through the Company’s variable interest entity, Xianning Xiangtian, and its subsidiaries.

In March 2018, the Company formed a joint venture, Xiangtian Zhongdian, with Nanjing Zhongdian Photovoltaic Co. Ltd and owns 70% equity interest of Xiangtian Zhongdian. Xiangtian Zhongdian is in the business of manufacturing and sales of PV panels.

In April 2018, the Company formed a wholly-owned subsidiary, Jingshan Sanhe, which is engaged in the business of research, manufacturing and sales of high-grade synthetic products.

In June 2018, the Company acquired Hubei Jinli, which is engaged in the business of manufacturing and sales of hydraulic parts and electronic components. In the same month, the Company also acquired Tianjin Jiabaili Petroleum Products Co. Ltd. (“Tianjin Jiabaili”), which is engaged in the business of manufacturing and sales of petroleum products.

In August 2018, the Company formed a wholly-owned subsidiary, Xiangtian Trade, which is engaged in the business of trading chemical raw materials that provide a stable supply for fuel product operation. Xiangtian Trade has no operations since it was incorporated.

Reorganization

On September 30, 2018, Xiangtian Shenzhen terminated its VIE Agreements as part of its restructuring to facilitate the shift of business focus between entities controlled by the Company. Upon the completion of the restructuring, our headquarters have been relocated to Xianning, Hubei province, China. The Company’s previous headquarters in the city of Sanhe, Hebei province, are designated as our sales office.

In connection with the termination of the VIE Agreements, on September 30, 2018, Sanhe Xiangtian transferred its 100% equity interest of Xianning Xiangtian to the Sanhe Xiangtian Shareholders and the Sanhe Xiangtian Shareholders transferred their 100% equity interest of Sanhe Xiangtian to Xianning Xiangtian. As a result of the foregoing equity transfers, Sanhe Xiangtian became a wholly owned subsidiary of Xianning Xiangtian.

On the same day, the Company, through Xiangtian Shenzhen and Xiangtian HK, entered into the New VIE Agreements, pursuant to which Xianning Xiangtian became the Company’s new contractually controlled affiliate. The New VIE Agreements allow us to:

●	exercise effective control over Xianning Xiangtian;

●	receive substantially all of the economic benefits of Xianning Xiangtian; and

●	have an exclusive option to purchase all or part of the equity interests in Xianning Xiangtian when and to the extent permitted by the laws of PRC.

As a result of these contractual arrangements, the Company has become the primary beneficiary of Xianning Xiangtian, and it treats Xianning Xiangtian as its variable interest entity under U.S. GAAP. The Company will continue to consolidate the financial results of Xianning Xiangtian in our consolidated financial statements in accordance with U.S. GAAP. The above reorganization has no effect to the Company’s consolidated financial statements for the current period and thereafter.

Results of Operations

The following discussion should be read in conjunction with the audited consolidated financial statement of the Company for the years ended July 31, 2018, 2017 and 2016 and related notes thereto.

The Year Ended July 31, 2018 Compared to the Year Ended July 31, 2017

Revenue

Our revenue consisted of installation of power generation systems and the sales of PV Panels, air compression equipment, heat pump products, high-grade synthetic fuel products, hydraulic parts and electronic components for the year ended July 31, 2018.

Total revenues increased by $5,748,417, or 60.4%, to $15,269,788 for the year ended July 31, 2018 as compared to $9,521,371 for the year ended July 31, 2017. The overall increase was primarily attributable to the increase of our sales of PV panels, air compression equipment, heat pumps, high-grade synthetic fuel, and hydraulic parts and electronic components offset by the decrease in revenue of the installation of power generation systems.

Our revenue from our revenue categories is summarized as follows:

	For the Year ended July 31, 2018	For the Year ended July 31, 2017	Change	Change (%)

Revenue
Installation of power generation systems	$5,456,463	$7,299,943	$(1,843,480)	(25.3)%
PV panels and others	5,583,858	2,221,428	3,362,430	151.4%
Air compression equipment	1,101,744	-	1,101,744	100.0%
Heat pumps	1,533,845	-	1,533,845	100.0%
High-grade synthetic fuel	1,351,215	-	1,351,215	100.0%
Hydraulic parts and electronic components	242,663	-	242,663	100.0%
Total revenue	$15,269,788	$9,521,371	$5,748,417	60.4%

Installation of power generation systems revenue decreased by $1,843,480 or 25.3% from $7,299,943 for the year ended July 31, 2017 to $5,456,463 for the year ended July 31, 2018 as our customers started using their own installation team while only purchasing the PV panels, air compression equipment and heat pumps from us during the year ended July 31, 2018. The change is consistent with the increase in sales of PV panels by $3,362,430 or 151.4%, increase in sales of air compression equipment by $1,101,744 or 100% and the increase in sales of heat pumps by $1,533,845 or 100% for the year ended July 31, 2018 as compared to the year ended July 31, 2017. These three types of products are parts of the installation of power generation systems, which were not sold separately during the year ended July 31, 2017 while we sold them as separate components during the year ended July 31, 2018, which resulted in the increase of sales revenues. We expect our air compression systems and products sales will go down in the future as the demand for them is lower as compared to our PV products since the cost of PV electricity is generally cheaper. The increase in sales of PV panels is also attributable to the establishment of Xiangtian Zhongdian in March 2018, which is in the business of manufacturing and sales of PV panels, and contributed $3,682,011 of revenues for the year ended July 31, 2018.

During the quarter ended July 31, 2018, the Company recognized sales and installation of power generation systems of approximately $2.1 million with gross profit of approximately $343,000 and sales of PV panels of approximately $1.5 million with gross profit of approximately $245,000. The completion of installation and delivery of products occurred during the quarter ended July 31, 2017. These revenues were contributed from the same customer and being deferred and recognized during the quarter ended July 31, 2018 mainly because the collectability were assured after additional inspections of the Company’s projects and products with payment approval in September 2018 before the issuance of the Company’s financial statements for the fiscal year 2018. The Company also performed an impairment test on the deferred cost as of July 31, 2017 and determined no allowance on deferred cost were deemed necessary as the Company’s products can easily be dismantled and resold above its deferred cost if the Company were unable to pass the second inspections.

Sales of high-grade synthetic fuel increased by $1,351,215 or 100% for the year ended July 31, 2018 as compared to the year ended July 31, 2017 due to our establishment of Jingshan Sanhe in April 2018 which is engaged in the business of researching, manufacturing and sales of high-grade synthetic fuel products. We expect our sales of high-grade synthetic fuel will continue to increase significantly as we expand our product offering to include synthetic fuel for diesel vehicles, which just passed the testing inspection.

Sales of hydraulic parts and electronic components increased by $242,663 or 100% for the year ended July 31, 2018 as compared to the year ended July 31, 2017 due to our acquisition of Hubei Jinli in June 2018 which is engaged in the business of manufacturing and sales of hydraulic parts and electronic components.

Cost of Revenue

Total cost of revenue increased by $4,088,257, or 47.9%, to $12,631,464 for the year ended July 31, 2018 as compared to $8,543,207 for the year ended July 31, 2017. The increase in cost of revenue was in line with the increase of revenue.

Our cost of revenue from our revenue categories are summarized as follows:

	For the Year ended July 31, 2018	For the Year ended July 31, 2017	Change	Change (%)

Cost of revenue
Installation of power generation systems	$4,721,798	$6,332,093	$(1,610,295)	(25.4)%
PV panels and others	4,860,179	2,211,114	2,649,065	119.8%
Air compression equipment	910,680	-	910,680	100.0%
Heat pumps	1,100,448	-	1,100,448	100.0%
High-grade synthetic fuel	834,070	-	834,070	100.0%
Hydraulic parts and electronic components	204,289	-	204,289	100.0%
Total cost of revenue	$12,631,464	$8,543,207	$4,088,257	47.9%

Gross Profit

Our gross profit from our major revenue categories are summarized as follows:

	For the Year ended July 31, 2018	For the Year ended July 31, 2017	Change	Change (%)

Installation of power generation systems
Gross profit	$734,665	$967,850	$(233,185)	(24.1)%
Gross margin	13.5%	13.3%	0.2%

PV panels and others
Gross profit	$723,679	$10,314	$713,365	12.5%
Gross margin	13.0%	0.5%	12.5%

Air compression equipment
Gross profit	$191,064	$-	$191,064	100.0%
Gross margin	17.3%	-%	17.3%

Heat pumps
Gross profit	$433,397	$-	$433,397	100.0%
Gross margin	28.3%	-%	28.3%

High-grade synthetic fuel
Gross profit	$517,145	$-	$517,145	100.0%
Gross margin	38.3%	-%	38.3%

Hydraulic parts and electronic components
Gross profit	$38,374	$-	$38,374	100.0%
Gross margin	15.8%	-%	15.8%

Total
Gross profit	$2,638,324	$978,164	$1,660,160	169.7%
Gross margin	17.3%	10.3%	7.0%

Our gross profit increased by $1,660,160, or 169.7%, to $2,638,324 during the year ended July 31, 2018, from $978,164 for the year ended July 31, 2017. The increase in gross profit was primarily due to the significant increase of revenues contributed by Xiangtian Zhongdian, established in March 2018, Jingshan Sanhe, established in April 2018, and Hubei Jinli, acquired in June 2018.

For the years ended July 31, 2018 and 2017, our overall gross profit percentage was 17.3% and 10.3%, respectively. The increase in gross profit percentage was primarily due to the increase of revenue for our high-grade synthetic fuel products, which were new products sold by our Company from 2018 and generally have a higher gross profit percentage.

Gross profit percentage for our installation of power generation systems revenue was consistent at 13.5% and 13.3% for the years ended July 31, 2018 and 2017, respectively, due to the fact there we were trying to stay competitive in our operations of bidding our installation projects while ensuring that we maintain our profitability within similar profit range.

Gross profit percentage for PV panels and others revenue was 13.0% and 0.5% for the years ended July 31, 2018 and 2017, respectively. The increase of gross profit percentage was mainly due to recognizing an inventory obsolescence loss of $337,000 for the year ended July 31, 2017 that drove down our gross profit percentage to 0.5% for the year ended July 31, 2017 while we did not have such inventory obsolescence losses for the year ended July 31, 2018.

Operating Expenses

Total operating expenses decreased by $1,905,878 or 35.3% from $5,393,633 during the year ended July 31, 2017 to $3,487,755 during the year ended July 31, 2018. The decrease in operating expenses were mainly attributable to the decrease in provision for doubtful accounts of $1,395,152, the increase of recovery for doubtful accounts of $119,003, and the decrease of impairment of advance to suppliers of $1,404,565 offset by the increase of selling expenses of $268,212 and the increase of general and administrative expenses of $744,630 for the year ended July 31, 2018 as compared to the year ended July 31, 2017.

The increase of selling expenses of approximately $268,000 is mainly attributable to the increase of sales agent and commission fees of approximately $125,000, the increase of commissions to our sales staff of approximately $62,000, the increase of travel expenses of approximately $33,000, the increase of shipping expenses of approximately $25,000, and the increase of other miscellaneous selling expenses, such as meals and entertainment, deprecation, and advertising of approximately $23,000. The above increases are mainly attributable to the increased operations from Xiangtian Zhongdian, established in March 2018, Jingshan Sanhe, established in April 2018, and Hubei Jinli, acquired in June 2018.

The increase of general and administrative (“G&A”) expenses of approximately $745,000 is mainly attributable to the increase of rental expenses of approximately $146,000, the increase of depreciation and amortization expense of approximately $144,000, the increase of salary and social insurance expenses of approximately $134,000, the increase of professional fees such as legal, audit and consulting of approximately $99,000, the increase of product inspection expense of approximately $140,000, the increase of late filing U.S. tax return penalty of approximately $80,000, and the increase of other miscellaneous G&A expenses $1,000. The above increases are mainly attributable to the increased operations from Xiangtian Zhongdian, established in March 2018, Jingshan Sanhe, established in April 2018, Hubei Jinli, acquired in June 2018 and Tianjin Jiabaili acquired in June 2018.

Research and Development (“R&D”)

For the year ended July 31, 2018 and 2017, we have incurred R&D expense of $3,677 and $0, respectively. We have not incurred any significant expenses for research and development from inception through July 31, 2018. Company employees only conduct basic research and do not work on a specific plan or project to which expenses can be allocated.

Other income (expenses), net

Total other income (expenses) decreased by $279,395 from $9,551 of other income during the year ended July 31, 2017 to $269,844 of other expenses during the year ended July 31, 2018. The decrease in total income (expenses) mainly attributable to related parties loan and third parties loan that we obtained in 2018 to pay for the initial acquisition payments in relation to the acquisition of Hubei Jinli and Tianjin Jiabaili in June 2018. In addition, Hubei Jinli has existing bank loans prior to our acquisition. As a result, we have incurred approximately $256,000 interest expenses for the year ended July 31, 2018 as compared to $0 for the year ended July 31, 2017. Furthermore, the acquisition of Hubei Jinli also includes three installment payments to be due on each of the June 20 of 2019, 2020 and 2021, which resulted in amortization of debt discount of our investment payable of approximately $43,000 for the year ended July 31, 2018 as compared to $0 for the year ended July 31, 2017.

Income tax expense

Our income tax expense was $180,147 and $158,241 for the years ended July 31, 2018 and 2017, respectively. Although we had net loss before income taxes, our income tax expense was incurred by our profitable variable interest entity and its subsidiaries in both periods and we have provided 100% allowance on net operating losses for our variable interest entity and its subsidiaries for which it has incurred losses.

Net loss

Our net loss decreased by $3,264,737, or 71.5%, to $1,299,422 for the year ended July 31, 2018, from $4,564,159 for the year ended July 31, 2017. Such change was the result of the combination of the changes as discussed above.

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

Cost of Revenue

We have recognized $8,543,207 and $9,642,803 cost of revenue for the years ended July 31, 2017 and 2016. The decrease in cost of revenue was in line with the decrease in revenue.

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

The substantial increase of $3,669,770, or 213% in 2017, was primarily due to an increase of $411,341 in salary expenses and $194,134 in depreciation expenses for a larger scale of operations in Sanhe Xiangtian and Xianning Xiangtian; an increase of $163,945 professional expense (including an increase in the audit fee by $110,000 and corporate consulting fee by $53,945), an increase of warranty provision of $65,833, accounts receivable allowance of $1,334,901, prepayment impairment loss of $1,404,555, and others of $95,061.

We have not incurred any expenses for research and development from inception through July 31, 2017. Company employees only conduct basic research and do not work on a specific plan or project to which expenses can be allocated.

Liquidity and Capital Resources

Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Debt financing in the form of loans from related parties have been utilized to finance our working capital requirements. As of July 31, 2018, our working capital deficiency was approximately $14.9 million. Although we believe that we can realize our current assets in the normal course of business, our ability to repay our current obligations will depend on the future realization of our current assets and the future operating revenues generated from our operations.

We expect to realize the balance of our current assets within the normal operating cycle of a twelve-month period. If we are unable to realize our current assets within the normal operating cycle of a twelve-month period, we may have to consider supplementing its available sources of funds through the following sources:

●	we will continuously seek equity financing to support our working capital;

●	other available sources of financing from PRC banks and other financial institutions;

●	financial support and credit guarantee commitments from our related parties or to obtain due date extension of approximately $10.0 million current payable balance as of July 31, 2018 from our related parties.

●	capital contribution from our related parties by executing a registered capital increase plan in Xianning Xiangtian, which Zhou Jian, subsequent to July 31, 2018, has provided RMB 100,000,000 (approximately $14.7 million) capital contribution in Xianning Xiangtian.

Based on the above considerations, our management is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due one year from the date of this report. However, there is no assurance that management will be successful in our plans. There are a number of factors that could potentially arise that could undermine our plans, such as changes in the demand for our products or installations, PRC government policy, economic conditions, and competitive pricing in the industries that we operated in.

The following summarizes the key components of our cash flows for the years ended July 31, 2018, 2017 and 2016.

	For the Years Ended July 31,
	2018	2017	2016
Net cash (used in) provided by operating activities	$(389,902)	$944,246	$375,668
Net cash used in investing activities	(7,178,565)	(1,813,140)	(246,139)
Net cash provided by financing activities	21,316,253	947,729	918,644
Effect of exchange rate change on cash	(658,972)	(148,086)	(323,982)
Net change in cash	$13,088,814	$(69,251)	$724,191

Comparison of Fiscal Years Ended July 31, 2018 to July 31, 2017

As of July 31, 2018, and 2017, we had a cash balance of $14,245,783 and $1,156,969, respectively.

Operating activities

Net cash used in operating activities was approximately $0.4 million for the year ended July 31, 2018 as compared to net cash provided by operating activities of approximately $0.9 million for the year ended July 31, 2017.

Cash used in operating activities for the year ended July 31, 2018 was mainly due to net loss of approximately $1.3 million, the increase in notes receivable of approximately $1.4 million as our customers used bank notes to pay for our products which notes will be cashed out within the 3-6 month maturities, the increase in accounts receivable of approximately $1.5 million due to the PV panels credit sales which were made near year end but may not be collected until after the year end, the increase in inventories of approximately $4.4 million which were stocked up in anticipation of our sales after year end, the increase of prepaid expense of approximately $1.6 million as we incurred more VAT credit on our inventories that we can use to offset our sales VAT payables, which is in line with the increase of inventories, offset by the non-cash effect of depreciation and amortization of approximately $0.5 million, the decrease in advance to suppliers of approximately $0.2 million, the increase in accounts payable of approximately $0.4 million as we increased our purchase of our inventories on credit, the increase in other payable and tax payables of approximately $0.6 million as we incurred more payables due to increase of our operations, and the increase of advance from customers of approximately $8.2 million which we received prior to the year-end.

Cash provided by operating activities for the year ended July 31, 2017 was mainly due to various non-cash items, such as depreciation expense, provision for warranty expense, allowance for doubtful accounts, impairment of advance to suppliers and inventories, of approximately $3.5 million, the decrease of accounts receivable of approximately $0.3 million, the decrease of inventories of approximately $1.2 million, the decrease of advance to suppliers of approximately $2.0 million, the decrease in other receivables of approximately $0.3 million, the decrease in other current assets of approximately $0.1 million, the increase in accounts payable of approximately $0.2 million and the increase in other payables and taxes payable of approximately $0.3 million offset by net loss of approximately $4.6 million, the increase in costs and estimated earnings in excess of billings of approximately $2.2 million, decrease in advance from customers of approximately $149,000.

Investing activities

Net cash used in investing activities was approximately $7.2 million for the year ended July 31, 2018 as compared to net cash used in investing activities of approximately $1.8 million for the year ended July 31, 2017.

Cash used in investing activities for the year ended July 31, 2018 was mainly due to the partial investment payments of approximately $6.8 million that we made in relation to the acquisition of Hubei Jinli and Tianjin Jiabaili, purchase of property and equipment of approximately $0.5 million for our business expansion in Jingshan Xiangtian and Xiangtian Zhongdian, deposit for an equity investment of approximately $0.5 million which we have already requested for a refund, and loan to a former shareholder of Hubei Jinli which were already repaid by the former shareholder after July 31, 2018, offset by the proceeds from sales of our equipment of approximately $0.9 million.

Cash used in investing activities for the year ended July 31, 2017 was mainly due to the purchase of property and equipment of approximately $2.0 million offset by the decrease in other assets of approximately $0.2 million.

Financing activities

Net cash provided by financing activities was approximately $21.3 million for the year ended July 31, 2018 as compared to net cash provided by financing activities of approximately $0.9 million for the year ended July 31, 2017.

Cash provided by financing activities for the year ended July 31, 2018 was mainly due to the borrowings from related parties and directors of approximately $1.4 million, proceeds from third party loan of approximately $0.2 million, proceeds from related parties loans of approximately $21.1 million offset by the payments of short-term bank loan of $1.4 million.

Cash provided by financing activities for the year ended July 31, 2017 was mainly due to the borrowings from related parties and directors of approximately $0.9 million.

Comparison of Fiscal Years Ended July 31, 2017 to July 31, 2016

As of July 31, 2017 and 2016, we had a cash balance of $1,156,969 and $1,226,220, respectively. During the years ended July 31, 2017 and 2016, net cash generated from operating activities totaled $944,246 and $375,668, respectively. Net cash used in investing activities totaled $1, 813,140 and $246,139 during the fiscal years ended July 31, 2017 and 2016, respectively. Net cash generated from financing activities during the fiscal years ended July 31, 2017 and 2016 totaled $947,729 and $918,644, respectively. The resulting change in cash for the fiscal year ended July 31, 2017 was a decrease of $69,251, which was primarily due to cash inflows from related parties, increase in accounts receivable and decrease in inventory, albeit the cash outflow in purchase of property and equipment, compared to an increase of $724,191 for the fiscal year ended July 31, 2016, which was primarily due to cash inflows from related parties, decrease in accounts receivable and inventory and increase in accounts payable, albeit the cash outflow from decrease in advance form customers and loan made to third parties.

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

Commitments and Contingencies

In the normal course of business, we are subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations and tax matters. In accordance with ASC No. 450-20, “Loss Contingencies”, we will record accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Contractual Obligations

As of July 31, 2018, the future minimum payments under certain of our contractual obligations were as follows:

		Payments Due In
Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Purchase obligations	$130,695	$130,695	$-	$-	$-
Operating leases obligations	2,931,629	660,819	1,163,861	1,014,706	92,243
Long-term debt obligations*	12,138,584	4,064,278	8,074,306	-	-
Loans obligations	24,123,597	24,123,597	-	-	-
Due to related parties and third party	4,230,118	4,230,118	-	-	-
Total	$43,554,623	$33,209,507	$9,238,167	$1,014,706	$92,243

*Represent future value of acquisition payments in relation to our acquisitions of Hubei Jinli and Tianjin Jiabaili.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this report, we believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in our consolidated financial statements include the estimated cost used to calculate the percentage of completion recognized in our revenues, the useful lives of property, plant and equipment, impairment of long-lived assets, allowance for accounts receivable doubtful accounts, allowance for inventory obsolescence reserve, allowance for advance to suppliers doubtful accounts, allowance for deferred tax assets, fair value of the assets and the liabilities of the entity acquired through our business combination, valuation of warranty reserves, contingent consideration liabilities, and the accrual of potential liabilities. Actual results could differ from these estimates.

Revenue Recognition

Revenues are generated from (i) the sale and installation of power generation systems and (ii) the sale of products, which consists of PV panels, air compression equipment, heat pump products, high-grade synthetic fuel products, and hydraulic parts and electronic components.

Sale and installation of power generation systems

Sales of power generation system in conjunction of system installation are generally recognized using the completed-contract method and revenue is recognized when the contract is substantially complete and when collectability is reasonably assured.

For certain contracts that are longer term primarily due to the licensing process, the percentage-of-completion method is used, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that costs expended to date bear to anticipated final total costs, based on current estimates of costs to complete. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor and supplies. Adjustments to the original estimates of the total contract revenue, total contract costs, or the extent of progress toward completion are often required as work progresses. Such changes and refinements in estimation are reflected in reported results of operations as they occur; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

The key assumptions used in the estimate of costs to complete relate to the unit material cost, the quantity of materials to be used, the installation cost and those indirect costs related to contract performance. The estimate of unit material cost is reviewed and updated on a quarterly basis, based on the updated information available in the supply markets. The estimate of material quantity to be used for completion and the installation cost is also reviewed and updated on a quarterly basis, based on the updated information on the progress of project execution. If the supply market conditions or the progress of project execution were different, it is likely that materially different amounts of contract costs would be used in the percentage of completion method of accounting. Thus the uncertainty associated with those estimates may impact our consolidated financial statements. Selling, general, and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements. Claims for additional contract costs are recognized upon a signed change order from the customer.

Sales of products

Sales of products is recognized when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

Warranty

We generally provide limited warranties for work performed under its contracts. The warranty periods typically extend for a limited duration following substantial completion of our work on a project. At the time a sale is recognized, we record estimated future warranty costs. Such estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts. Generally, the estimated claim rates of warranty are based on actual warranty experience or our best estimate.

Recent Accounting Pronouncements

See Note 2 of our notes to consolidated financial statements for a discussion of recently issued accounting standards.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to interest rate risk while we have short-term bank loans outstanding. Although interest rates for our short-term loans are typically fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal.

Credit Risk

Credit risk is controlled by the application of credit approvals, limits and monitoring procedures. We manage credit risk through in-house research and analysis of the Chinese economy and the underlying obligors and transaction structures. We identify credit risk collectively based on industry, geography and customer type. In measuring the credit risk of our sales to our customers, we mainly reflect the “probability of default” by the customer on its contractual obligations and considers the current financial position of the customer and the exposures to the customer and its likely future development.

Liquidity Risk

We are also exposed to liquidity risk which is risk that it is unable to provide sufficient capital resources and liquidity to meet its commitments and business needs. Liquidity risk is controlled by the application of financial position analysis and monitoring procedures. When necessary, we will turn to other financial institutions and related parties to obtain short-term funding to meet the liquidity shortage.

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

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Inflation in China has recently increased substantially. The inflation rate in China was reported at 2.48% for 2018, 1.56% percent for 2017 and 2.0% for 2016 (see http://www.statista.com/statistics/270338/inflation-rate-in-china/).

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

ITEM 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Xiangtian (USA) Air Power Co., Ltd

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Xiangtian (USA) Air Power Co., Ltd and Subsidiaries (the “Company”) as of July 31, 2018, and the related consolidated statements of operations and comprehensive loss, change in stockholders’ equity, and cash flows for the year ended July 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018, and the results of its operations and its cash flows for the year ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 30, 2018, expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2018.

New York, New York

October 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Xiangtian (USA) Air Power Co., Ltd.

We have audited the accompanying consolidated balance sheet of Xiangtian (USA) Air Power Co., Ltd. and subsidiaries (the “Company”) as of July 31, 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Weinberg & Company, P.A.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and
Stockholders of Xiangtian (USA) Air Power Co., Ltd

Adverse Opinion on Internal Control over Financial Reporting

We have audited Xiangtian (USA) Air Power Co., Ltd and Subsidiaries (the “Company”) internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

1.	Ineffective Control Environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (ii) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements; (iii) had inadequate segregation of duties consistent with control objectives; and (iv) did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of closing checklists, budget-to-actual analyses, balance sheet variation analysis, proforma financial statements, and the usage of key spreadsheets for monitoring. Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.

2.	Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; (ii) did not have controls to monitor and provide appropriate oversight of a third-party consulting firm used to prepare its financial statements, and (iii) did not have effective controls over the completeness, existence and accuracy of related party disclosures.

3.	Inadequate controls over recording of sales and accounts receivable. The Company did not maintain effective controls over the completeness, accuracy, and valuation of revenue and accounts receivable. Specifically, the Company had not implemented effective controls to ensure that (i) that all revenue recognition criteria have been satisfied prior to revenue being recognized, including that collectability is reasonably assured; (ii) sales invoices are prepared and issued in a timely manner; (iii) the aging of accounts receivables is monitored to verify the completeness and accuracy of computations for the valuation of accounts receivables reserves; (iv) the analysis of the completed contract verse the percentage of completion method of accounting for contract revenues is accurate and complete; (v) the Company didn’t have written confirmation of receipt from the customers regarding some product sales; and (vi) the Company didn’t establish formal procedures to update customer information in the finance system.

4.	Inadequate controls over inventory valuation. The Company did not maintain effective controls over the completeness and accuracy of its accounting estimates related to inventory. Specifically, documented processes do not exist for adjustments for excess, defective and obsolete inventory and lower of cost or net realizable value considerations.

5.	Inadequate controls over tax return filing. The Company did not file tax returns timely.

6.	Inadequate controls over interest expense accrual. The Company did not maintain effective controls over the accuracy of interest expense. Specifically, documented processes do not exist to accrue interest expense in a timely manner.

7.	Inadequate controls over business acquisitions and investments. The Company did not have a formal policy and procedures in place on business acquisitions and investments.

8.	Inadequate controls over information technology. (i) Formal policy regarding user management and system backup hadn’t been established; (ii) Approval process of account opening on finance application wasn’t documented; (iii) Periodic account review on finance system were missing; (iv) Administrator account application access and data base was shared by finance team; (v) Reviewing of the operation log of finance system was missing; (vi) Proper password policy for finance system was not in place; (vii) Appropriate security control on access to operating system was missing; (viii) Backup status review and availability testing on backup data weren’t conducted on regular basis.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 financial statements, and this report does not affect our report dated October 30, 2018, on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet and the related consolidated statement of operations and comprehensive loss, change in stockholders’ equity, and cash flows of the Company, and our report dated October 30, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Friedman LLP

New York, New York

October 30, 2018

Xiangtian (USA) Air Power Co., Ltd. and Subsidiaries

Consolidated Balance Sheets

(Stated in U.S. Dollars)

	July 31, 2018	July 31, 2017
ASSETS
Current assets
Cash	$14,245,783	$1,156,969
Notes receivable	1,303,443	-
Accounts receivable, net	5,142,780	1,142,631
Inventories, net	5,141,533	550,413
Advances to suppliers	1,101,472	1,168,867
Costs and estimated earnings in excess of billings	2,883,408	2,916,902
Prepaid expenses	1,364,501	-
Other receivables	77,228	12,308
Loan receivables	1,759,428	-
Deposit for investment	439,857	-
Total current assets	33,459,433	6,948,090

Other assets
Property, plant and equipment, net	11,966,233	4,330,333
Intangible assets, net	9,260,643	-
Deposit for property, plant and equipment	-	2,080,436
Prepaid expenses - non-current	208,498	-
Goodwill	4,133,143	-
Total other assets	25,568,517	6,410,769

Total assets	$59,027,950	$13,358,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term loan - bank	$733,095	$-
Current maturities of long-term loan	3,069,113	-
Short-term loan - third party	175,943	-
Short-term loans - related parties	20,145,446	-
Accounts payable	5,349,445	5,015,806
Advance from customers	8,326,929	471,880
Other payables and accrued liabilities	2,424,228	467,463
Other payables - related parties and director	4,230,118	2,853,068
Income taxes payable	898,424	544,508
Current maturities of investment payable	2,505,871	-
Current maturities of investment payable - related parties	507,143	-
Total current liabilities	48,365,755	9,352,725

Other liabilities
Investment payable	6,700,774	-
Investment payable - related parties	504,359	-
Total other liabilities	7,205,133	-

Total liabilities	55,570,888	9,352,725

Commitments and contingencies

Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 591,042,000 shares issued and outstanding as of July 31, 2018 and 2017	591,042	591,042
Additional paid-in capital	9,860,068	9,962,555
Subscription receivable	(310,000)	(310,000)
Statutory reserves	108,487	-
Accumulated deficit	(6,743,399)	(5,377,094)
Accumulated other comprehensive loss	(932,061)	(860,369)
Total Xiangtian (USA) Air Power Co. Ltd. common shareholders’ equity	2,574,137	4,006,134

Noncontrolling interest	882,925	-

Total equity	3,457,062	4,006,134

Total liabilities and equity	$59,027,950	$13,358,859

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Stated in U.S. Dollars)

	For the Years Ended July 31,
	2018	2017	2016
Revenue:
Significant customer, former related party	$1,155,524	$6,798,985	$8,705,527
Other customers	13,956,373	2,551,798	1,323,231
Other related parties	157,891	170,588	811,197
Total revenue	15,269,788	9,521,371	10,839,955

Cost of revenue	12,631,464	8,543,207	9,642,803

Gross profit	2,638,324	978,164	1,197,152

OPERATING EXPENSES:
Selling expenses	301,648	33,436	24,184
General and administrative expenses	3,305,110	2,560,480	1,639,437
(Recovery) provision for doubtful accounts	(119,003)	1,395,152	60,242
Impairment of advances to suppliers	-	1,404,565	-
Total operating expenses	3,487,755	5,393,633	1,723,863

Loss from operations	(849,431)	(4,415,469)	(526,711)

OTHER INCOME (EXPENSE)
Other income, net	22,114	8,222	144,933
Interest income	7,837	1,329	276
Interest expense	(299,795)	-	-
Total other (expense) income, net	(269,844)	9,551	145,209

Loss before income taxes	(1,119,275)	(4,405,918)	(381,502)

Income tax expense	(180,147)	(158,241)	(226,682)

Net loss	(1,299,422)	(4,564,159)	(608,184)

Less: Net income attributable to non-controlling interest	66,883	-	-

Net loss attributable to Xiangtian (USA) Air Power Co. Ltd.	$(1,366,305)	$(4,564,159)	$(608,184)

Net loss	$(1,299,422)	$(4,564,159)	$(608,184)

Foreign currency translation adjustment	(114,539)	(180,921)	(694,964)

Total comprehensive loss	(1,413,961)	(4,745,080)	(1,303,148)

Less: Comprehensive income attributable to non-controlling interest	24,036	-	-

Comprehensive loss attributable to Xiangtian (USA) Air Power Co. Ltd.	$(1,437,997)	$(4,745,080)	$(1,303,148)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	591,042,000	591,042,000	591,042,000

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Stated in U.S. Dollars)

									Accumulated
					Additional		Accumulated deficit		other
	Preferred stock		Common stock		paid-in	Subscription	Statutory		comprehensive	Noncontrolling
	Shares	Par Value	Shares	Par value	capital	receivable	reserves	Unrestricted	income (loss)	interest	Total
BALANCE, July 31, 2015	-	$-	591,042,000	$591,042	$9,457,675	$(310,000)	$-	$(204,751)	$15,516	$-	$9,549,482
Rent contributed by shareholders	-	-	-	-	6,000	-	-	-	-	-	6,000
Contributed from shareholders	-	-	-	-	250,000	-	-	-	-	-	250,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(694,964)	-	(694,964)
Net loss	-	-	-	-	-	-	-	(608,184)	-	-	(608,184)
BALANCE, July 31, 2016	-	-	591,042,000	591,042	9,713,675	(310,000)	-	(812,935)	(679,448)	-	8,502,334
Rent contributed by shareholders	-	-	-	-	6,000	-	-	-	-	-	6,000
Cancellation of lease obligation to shareholders recorded as capital contribution	-	-	-	-	242,880	-	-	-	-	-	242,880
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(180,921)	-	(180,921)
Net loss	-	-	-	-	-	-	-	(4,564,159)	-	-	(4,564,159)
BALANCE, July 31, 2017	-	-	591,042,000	591,042	9,962,555	(310,000)	-	(5,377,094)	(860,369)	-	4,006,134
Rent contributed by shareholders	-	-	-	-	6,000	-	-	-	-	-	6,000
Contribution from noncontrolling interest	-	-	-	-	-	-	-	-	-	858,889	858,889
Allocation of acquired statutory reserves	-	-	-	-	(108,487)	-	108,487	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(71,692)	(42,847)	(114,539)
Net loss attributable to Xiangtian (USA) Air Power Co., Ltd.	-	-	-	-	-	-	-	(1,366,305)	-	-	(1,366,305)
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	66,883	66,883
BALANCE, July 31, 2018	-	$-	591,042,000	$591,042	$9,860,068	$(310,000)	$108,487	$(6,743,399)	$(932,061)	$882,925	$3,457,062

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co., Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

(Stated in U.S. Dollars)

	For the Years Ended July 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(1,299,422)	$(4,564,159)	$(608,184)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	439,314	281,722	266,773
Amortization expense	88,534	-	-
Deferred tax expense	9,469	-	-
Provision for warranty reserve	-	65,833	-
(Recovery of) allowance for doubtful accounts	(119,003)	1,395,152	60,242
Impairment of advances to supplies	-	1,404,565	-
Impairment of inventories	-	337,000	-
Gain on termination of capital lease	-	-	(128,379)
Gain from sales of equipment	(30,923)	-	-
Amortization of debt discount	43,328	-	-
Rent contributed by shareholders	6,000	6,000	6,000
Changes in operating assets and liabilities
Notes receivable	(1,367,420)	-	-
Accounts receivable	(1,484,806)	292,492	1,758,079
Inventories	(4,360,895)	1,188,831	503,892
Advances to suppliers	198,312	2,020,867	485,715
Costs and estimated earnings in excess of billings	(8,114)	(2,206,250)	-
Prepaid expenses	(1,648,103)	-	-
Other receivables	(59,506)	302,927	43,289
Other current assets	-	129,463	594,895
Due from related party	-	-	583,124
Accounts payable	372,445	164,176	1,881,936
Advance from customers	8,243,425	(148,934)	(5,213,700)
Other payables and taxes payable	587,463	274,561	115,154
Deferred tax liability	-	-	26,832
Net cash provided by (used in) operating activities	(389,902)	944,246	375,668

Cash flows from investing activities:
Cash acquired through business combination	36,806	-	-
Payment on businesses acquired	(6,780,190)	-	-
Purchases of property and equipment	(582,463)	(1,989,195)	(91,814)
Proceeds from sales of equipment	923,436	-	-
Deposit for investment	(461,447)	-	-
Purchase of intangible assets	(5,537)	-	-
Other assets	-	176,055	(154,325)
Loan to third party	(309,170)	-	-
Net cash used in investing activities	(7,178,565)	(1,813,140)	(246,139)

Cash flows from financing activities:
Borrowings from related parties and directors	1,381,757	947,729	668,644
Capital contribution from shareholders	-	-	250,000
Payments of short-term loan - bank	(1,384,340)	-	-
Proceeds from third party loan	184,579	-	-
Proceeds from related party loans	21,134,257	-	-
Net cash provided by financing activities	21,316,253	947,729	918,644

Effect of exchange rate change on cash	(658,972)	(148,086)	(323,982)

Net change in cash	13,088,814	(69,251)	724,191

Cash - beginning of year	1,156,969	1,226,220	502,029

Cash - end of year	$14,245,783	$1,156,969	$1,226,220

Supplemental disclosure of cash flow information:
Interest paid	$27,016	$-	$-
Income tax paid	$20,446	$46,405	$140,171

Supplemental non-cash investing and financing information:
Cancellation of lease obligation recorded as capital contribution	$-	$242,880	$-
Rent contributed by shareholders	$6,000	$6,000	$6,000
Businesses acquired through investment payables	$11,619,514	$-	$-
Contingent liability obligated from business combinations	$347,777	$-	$-
Loan to third party offset with investment payable	$943,150	$-	$-
Receipt of intangible assets from non-controlling interest capital contribution	$858,887	$-	$-
Receipt of property, plant and equipment from deposit made in prior year	$2,151,703	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Nature of business and organization

Xiangtian (USA) Air Power Co., Ltd. (the “Company” or “Xiangtian USA”) was incorporated in the State of Delaware on September 2, 2008 as Goa Sweet Tours Ltd. On April 17, 2012, the Company entered into Share Purchase Agreements, by and among, Luck Sky International Investment Holdings Limited (“Lucky Sky”), an entity owned and controlled by Deng Rong Zhou, Executive director and former CEO, and certain of the Company’s former stockholders who owned, in the aggregate, 7,200,000 shares of the Company’s common stock (90% of the then outstanding shares). On May 15, 2012, Luck Sky purchased all 7,200,000 shares for an aggregate of $235,000. Effective May 29, 2012, the Company’s name was changed to “Xiangtian (USA) Air Power Co., Ltd.”. Effective October 31, 2016, the Company reincorporated in the State of Nevada.

On May 30, 2014, the Company entered into the Stock Purchase Agreement with Mr. Zhou Jian, the sole shareholder of Luck Sky (Hong Kong) Aerodynamic Electricity Limited (“Xiangtian HK”) and acquired Luck Sky Aerodynamic and Luck Sky (Shenzhen) Aerodynamic Electricity Limited (“Xiangtian Shenzhen”), its subsidiary organized in the PRC. As a result, Xiangtian HK became the Company’s wholly owned subsidiary and Xiangtian Shenzhen became the Company’s indirect subsidiary through Xiangtian HK.

The Company is engaged in a variety of energy-related businesses through its subsidiaries and controlled entities in China. One of the businesses is in the field of Compressed Air Energy Storage in China and produces electricity generation systems that combine its compressed air storage technology with photovoltaic (PV) panels to achieve a continuous supply of power under weather conditions that are unfavorable to the generation of electricity from PV panels alone. The sales and installation of power generation systems and PV systems and the sales of PV Panels, air compression equipment and heat pump products have been carried through the Company’s variable interest entities (“VIE”), Sanhe Luck Sky Electrical Engineering Co., Ltd. (“Sanhe Xiangtian”) and Xianning Xiangtian Energy Holding Group Co. Ltd. (“Xianning Xiangtian”), formerly known as Xianning Sanhe Power Equipment Manufacturing Co. Ltd.

In March 2018, the Company formed a joint venture in Xiangtian Zhongdian (Hubei) New Energy Co. Ltd. (“Xiangtian Zhongdian”), which the Company contributed 70% ownership interest with the remaining 30% ownership owned by Nanjing Zhongdian Photovoltaic Co. Ltd. Xiangtian Zhongdian is in the business of manufacturing and sales of PV panels.

In April 2018, the Company formed a wholly owned subsidiary, Jingshan Sanhe Xiangtian New Energy Technology Co. Ltd. (“Jingshan Sanhe”), which engaged in the business of researching, manufacturing and sales of high-grade synthetic products.

In June 2018, the Company acquired Hubei Jinli Hydraulic Co., Ltd. (“Hubei Jinli”), which engaged in the business of manufacturing and sales of hydraulic parts and electronic components, and acquired Tianjin Jiabaili Petroleum Products Co. Ltd. (“Tianjin Jiabaili”), which engaged in the business of manufacturing and sales of petroleum products (Note 3 – Business combinations).

In August 2018, the Company formed a wholly owned subsidiary, Xianning Xiangtian Trade Co. Ltd. (“Xiangtian Trade”), which engaged in the business of trading chemical raw materials that provide a stable supply for product operation. Xiangtian Trade has no operations since it was incorporated.

All of the Company’s operations are through its variable interest entities located in the Peoples’ Republic of China (PRC).

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

The accompanying consolidated financial statements reflect the activities of Xiangtian USA and each of the following entities:

Name	Background	Ownership
Xiangtian HK	● A Hong Kong company	100% owned by Xiangtian USA
Xiangtian BVI	● A British Virgin Islands company	100% owned by Xiangtian USA
Xiangtian Shenzhen	● A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by Xiangtian HK
Sanhe Xiangtian	● A PRC limited liability company

●     Incorporated on July 8, 2013

●     Sales and installation of power generation systems and PV systems and sales of PV Panels, air compression equipment and heat pump products

VIE of Xiangtian Shenzhen prior to September 30, 2018 and became subsidiary of Xiangning Xiangtian on September 30, 2018 and thereafter
Xianning Xiangtian	● A PRC limited liability company ● Incorporated on May 30, 2016 ● Manufacturing and sales of air compression equipment and heat pump products	100% owned by Sanhe Xiangtian prior to September 30, 2018 and became VIE of Xiangtian Shenzhen on September 30, 2018 and thereafter
Xiangtian Zhongdian	● A PRC limited liability company ● Incorporated on March 7, 2018 ● Manufacturing and sales of PV panels	70% owned by Xianning Xiangtian
Jingshan Sanhe	● A PRC limited liability company ● Incorporated on April 17, 2018 ● Researching, manufacturing and sales of high-grade synthetic products	100% owned by Xianning Xiangtian
Hubei Jinli	● A PRC limited liability company ● Incorporated on December 27, 2004 and acquired on June 30, 2018 ● Manufacturing and sales of hydraulic parts and electronic components	100% owned by Xianning Xiangtian
Tianjin Jiabaili	● A PRC limited liability company ● Incorporated on April 10, 2007 and acquired on June 30, 2018 ● Manufacturing and sales of petroleum products	100% owned by Xianning Xiangtian
Xiangtian Trade	● A PRC limited liability company ● Incorporated on August 9, 2018 ● Trading chemicals raw materials that provide a stable supply for product operation	100% owned by Xianning Xiangtian

Reorganization

On September 30, 2018, Xiangtian Shenzhen terminated its variable interest entity agreements (the “VIE Agreements”) as part of its restructuring to facilitate the shift of business focus between entities controlled by the Company. After the restructuring, the Company’s headquarter will be located in the city of Xianning, Hubei Province, and Sanhe Xiangtain, the Company’s previous headquarter, located in the city of Sanhe, Hebei Province, will be restructured as our sales office. The VIE Agreements include the following:

●	Framework Agreement on Business Cooperation, dated July 25, 2014, by and between Xiangtian Shenzhen and Sanhe Xiangtian;

●	Exclusive Management, Consulting and Training and Technical Service Agreement, dated July 25, 2014, by and between Xiangtian Shenzhen and Sanhe Xiangtian;

●	Exclusive Option Agreement, dated July 25, 2014, by and among Xiangtian Shenzhen, Sanhe Xiangtian and all the shareholders of Sanhe Xiangtian (“Shanhe Xiangtian Shareholders”);

●	Equity Pledge Agreement, dated July 25, 2014, by and among Xiangtian Shenzhen, Sanhe Xiangtian and the Shanhe Xiangtian Shareholders;

●	Know-How Sub-License Agreement, dated July 25, 2014, by and between Xiangtian Shenzhen and Sanhe Xiangtian; and

●	Powers of Attorney of the Sanhe Xiangtian Shareholders dated July 25, 2014.

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

In connection with the termination of the VIE Agreements, on September 30, 2018, Sanhe Xiangtian transferred its 100% equity interest of Xianning Xiangtian to the Sanhe Xiangtian Shareholders and the Sanhe Xiangtian Shareholders transferred their 100% equity interest of Sanhe Xiangtian to Xianning Xiangtian. As a result of the foregoing equity transfers, Sanhe Xiangtian became a wholly owned subsidiary of Xianning Xiangtian.

On the same day, the Company, through Xiangtian Shenzhen and Xiangtian HK, entered into a new series of variable interest entity agreements (“New VIE Agreements”), pursuant to which Xianning Xiangtian became the Company’s new contractually controlled affiliate. The New VIE Agreements allow us to:

●	exercise effective control over Xianning Xiangtian;

●	receive substantially all of the economic benefits of Xianning Xiangtian; and

●	have an exclusive option to purchase all or part of the equity interests in Xianning Xiangtian when and to the extent permitted by the laws of People’s Republic of China (the “PRC”).

As a result of these contractual arrangements, the Company has become the primary beneficiary of Xianning Xiangtian, and it treats Xianning Xiangtian as its variable interest entity under U.S. GAAP. The Company will continue to consolidate the financial results of Xianning Xiangtian in its consolidated financial statements in accordance with U.S. GAAP. The above reorganization has no effect to the Company’s consolidated financial statements for the current period and thereafter.

The following is a summary of the New VIE Agreements:

Framework Agreement on Business Cooperation

Pursuant to the Framework Agreement on Business Cooperation between Xiangtian Shenzhen and Xianning Xiangtian, the parties agree to enter into a series of agreements, including Agreement of Exclusive Management, Consulting and Training and Technical Service, Know-How Sub-License Agreement, Equity Pledge Agreement, Exclusive Option Agreement and Power of Attorney. Specifically, Xiangtian Shenzhen will dispatch an operative team to Xianning Xiangtian to assist with Xianning Xiangtian with its planning and managing and regular business operations. The parties agree to share the cooperation profits as set forth in the New VIE Agreements. The term of cooperation is 10 years and may be unilaterally extended by Xiangtian Shenzhen.

Agreement of Exclusive Management, Consulting and Training and Technical Service

Pursuant to the Agreement of Exclusive Management, Consulting and Training and Technical Service between Xiangtian Shenzhen and Xianning Xiangtian, Xianning Xiangtian engages Xiangtian Shenzhen to provide consulting, training, management services and technical support exclusively for a term of 10 years, which may be unilaterally extended by Xiangtian Shenzhen. Xianning Xiangtian agrees to pay Xiangtian Shenzhen a service fee equal to one hundred percent (100%) of Xianning Xiangtian’s net income determined pursuant to the generally accepted accounting principles, payable quarterly.

Exclusive Option Agreement

Pursuant to the Exclusive Option Agreement among Xiangtian Shenzhen, Xiangtian HK, Xianning Xiangtian and the shareholders holding an aggregate of 100% of Xianning Xiangtian’s equity interest (“Xianning Xiangtian Shareholders”), the Xianning Xiangtian Shareholders irrevocably grant Xiangtian Shenzhen and Xiangtian HK an exclusive option to purchase from them, at its discretion, to the extent permitted under the PRC law, all or part of their equity interest in Xianning Xiangtian, and the purchase price will be the lowest price permitted by applicable PRC laws. The timing, method and times of exercise of this option to purchase is within Xiangtian Shenzhen and Xiangtian HK’s sole discretion. In addition, each of the Xianning Xiangtian Shareholders agrees to waive their respective preemptive right when the other shareholder transfers the equity interest of Xianning Xiangtian to Xiangtian Shenzhen or its designated party. The Xianning Xiangtian Shareholders further agree, among other things, without prior written consent of Xiangtian Shenzhen and Xiangtian HK, not to transfer, sell or pledge their equity interest of Xianning Xiangtian. Without the prior written consent of Xiangtian Shenzhen and Xiangtian HK, Xianning Xiangtian may not amend its articles of association, change the amount and structure of its registered capital or sell any of its assets or beneficial interest.

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Equity Pledge Agreement

Pursuant to the Equity Pledge Agreement among Xiangtian Shenzhen, Xianning Xiangtian and the Xianning Xiangtian Shareholders, the Xianning Xiangtian Shareholders pledge all of their respective equity interest in Xianning Xiangtian to Xiangtian Shenzhen to guarantee the performance of Xianning Xiangtian’s obligations under the New VIE Agreements, other than this Equity Pledge Agreement. Xiangtian Shenzhen will be deemed to have created the encumbrance of first order in priority on the pledged equity interest. In the event of any breach of the VIE Agreements, other than this Equity Pledge Agreement, or failure to satisfy the guaranteed obligations, Xiangtian Shenzhen will have the right to dispose the pledge equity interest. The Xianning Xiangtian Shareholders may receive dividends or share profits only with prior consent from Xiangtian Shenzhen, and such dividends and profits will be deposited into a bank account designated by and under supervision of Xiangtian Shenzhen and to be used for repayment of any liability due to any breach of the VIE Agreements by Xianning Xiangtian or the Xianning Xiangtian Shareholders. The agreement will remain effective until the termination of the VIE Agreements, other than this Equity Pledge Agreement.

Know-How Sub-License Agreement

Pursuant to the Know-How Sub-License Agreement between Xiangtian Shenzhen and Xianning Xiangtian, Xiangtian Shenzhen agrees to grant an exclusive and non-transferable sublicense to use the patents, patent applications and all related trade secrets and technology and improvements on photovoltaic installation and the air energy storage power generation technology (“Technology”) but without sublease right in the territory of China, exclusive of Hong Kong Special Administrative Region, Macao Special Administrative Region and Taiwan Region for the purpose of the agreement. Xianning Xiangtian agrees to pay Xiangtian Shenzhen a quarterly royalty fee equal to five percent (5%) of Xianning Xiangtian’s gross revenue of each quarter. The shareholders of Xianning Xiangtian shall pledge all of their equity interest of Xianning Xiangtian as collateral for the royalty fee payable under this agreement. The agreement will remain effective throughout the entire duration of the operation of Xianning Xiangtian, unless terminated by Xiangtian Shenzhen with a 30-day prior written notice.

Power of Attorney

Pursuant to the Powers of Attorney executed by the Xianning Xiangtian Shareholders, each of the shareholders irrevocably appoints Xiangtian Shenzhen as his attorney-in-fact to exercise any and all rights as a shareholder of Xianning Xiangtian, including, but not limited to, the right to attend shareholders’ meetings, to execute shareholders’ resolutions, to sell, assign, transfer or pledge any or all of his equity interest of Xianning Xiangtian, to vote as a shareholder for all matters, as well as full power to execute equity transfer agreement as referenced in the Exclusive Option Agreement and to perform under the Exclusive Option Agreement and Equity Pledge Agreement without limitation. Xiangtian Shenzhen is also authorized to transfer, allocate or use any cash dividends and non-cash income in accordance with the respective shareholder’s instructions and to exercise all the necessary rights associated with the equity interest at Xiangtian Shenzhen’s sole discretion and without the consent of the Xianning Xiangtian Shareholders. The Powers of Attorney will remain effective as long as the Xianning Xiangtian Shareholders remain the shareholders of Xianning Xiangtian.

Spousal Consent Letters

Pursuant to the Spousal Consent Letters, each of the spouses of the Xianning Xiang Shareholders unconditionally and irrevocably agrees to the execution of the Equity Pledge Agreement, Exclusive Option Agreement and Power of Attorney entered by her spouse and the disposal of equity interest of Xianning Xiangtian held by her spouse. Each of the spouses also agree that she will not assert any rights over the equity interest in Xianning Xiangtian held by and registered in the name of her respective spouse. The Xianning Xiangtian Shareholders’ actions to perform, amend or termination the above-mentioned agreement do not need their spouses’ authorization or consent. In addition, in the event that any of the spouses obtains any equity interest in Xianning Xiangtian held by her respective spouse for any reason, such spouse agrees to enter into similar contractual arrangements.

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Summary of significant accounting policies

Liquidity

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Debt financing in the form of loans payable and loans from related parties have been utilized to finance the working capital requirements of the Company. As of July 31, 2018, the Company’s working capital deficiencies was approximately $14.9 million. Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets and the future operating revenues generated from its operations.

The Company expects to realize the balance of its current assets within the normal operating cycle of a twelve-month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve-month period, the Company may have to consider supplementing its available sources of funds through the following sources:

●	the Company will continuously seek equity financing to support its working capital;

●	other available sources of financing from PRC banks and other financial institutions;

●	financial support and credit guarantee commitments from the Company’s related parties or to obtain due date extension of approximately $10.0 million current payable balance as of July 31, 2018 from its related parties.

●	capital contribution from the Company’s related parties by executing a registered capital increase plan in Xianning Xiangtian, which Mr. Jian Zhou, subsequent to July 31, 2018, has provided RMB 100,000,000 (approximately $14.7 million) capital contribution in Xianning Xiangtian.

Based on the above considerations, the Company’s management is of the opinion that it has sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due one year from the date of this report. However, there is no assurance that management will be successful in their plans. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as changes in the demand for the Company’s products or installations, PRC government policy, economic conditions, and competitive pricing in the industries that the Company operated in.

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s consolidated financial statements are expressed in U.S. dollars.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries, the VIEs for which the Company or its subsidiary is the primary beneficiary and the VIEs’ subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates and assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the estimated cost used to calculate the percentage of completion recognized in the Company’s revenues, the useful lives of property, plant and equipment, impairment of long-lived assets, allowance for accounts receivable doubtful accounts, allowance for inventory obsolescence reserve, allowance for advance to suppliers doubtful accounts, allowance for deferred tax assets, fair value of the assets and the liabilities of the entity acquired through its business combination, valuation of warranty reserves, contingent consideration liabilities, and the accrual of potential liabilities. Actual results could differ from these estimates.

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Variable interest entities

Lucksky Holding (Group) Co. Ltd (“LuckSky Group”) was established in 2000 by Mr. Zhou Deng Rong after he obtained a series of patents and developed the compressed air energy storage and related technology. Sanhe Xiangtian, a corporation incorporated under the laws of the PRC, was established in July 2013 and was under common control with LuckSky Group. In July 2014, LuckSky Group transferred to Sanhe Xiangtian its assets and liabilities related to its compressed air energy storage power generation technology and PV panel installations which are recorded at their historical cost basis.

On July 25, 2014, Xiangtian Shenzhen, Sanhe Xiangtian, and Mr. Zhou Jian and Mr. Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe Xiangtian, entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Sanhe Xiangtian became Xiangtian Shenzhen’s contractually controlled affiliate. The purpose and effect of the VIE Agreements between Sanhe Xiangtian and Xiangtian Shenzhen enables the Company to substantially influence the daily operations and financial affairs of Sanhe Xiangtian, appoint its senior executives, and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which obligates Xiangtian Shenzhen to absorb a majority of the risk of loss from the activities of Sanhe Xiangtian and enables Xiangtian Shenzhen to receive a majority of its expected residual returns, the Company accounts for Sanhe Xiangtian as a variable interest entity (VIE).

Simultaneously, the Company entered into a common stock purchase agreement with Zhou Jian and Zhou Deng Rong, the owners of 97% and 3%, respectively, of Sanhe Xiangtian, in consideration for the execution of the VIE Agreements. Pursuant to the Stock Purchase Agreement, the Company issued Zhou Jian and Zhou Deng Rong 264,850,740 and 8,191,260 shares, respectively, of the Company’s common stock, representing 51.4% of its issued and outstanding shares of common stock.

The principal terms of the agreements entered into among Sanhe Xiangtian and Xiangtian Shenzhen, the primary beneficiary, are described below:

●

Framework Agreement on Business Cooperation, entered between Xiangtian Shenzhen and Sanhe Xiangtian, pursuant to which Xiangtian Shenzhen and Sanhe Xiangtian have agreed to enter into a series of VIE agreements and to cooperate in all prospective of Sanhe Xiangtian’s business operation and management.

●

Exclusive Management, Consulting and Training and Technical Service Agreement, entered between Xiangtian Shenzhen and Sanhe Xiangtian, pursuant to which Xiangtian Shenzhen has agreed to provide Sanhe Xiangtian with complete business support and technical support and related management, training and consulting services. In consideration for such services, Xiangtian Shenzhen is entitled to receive an amount equal to 100% of Sanhe Xiangtian’s net income.

●

Exclusive Option Agreement, entered among Xiangtian HK, Xiangtian Shenzhen, Zhou Deng Rong, Zhou Jian and Sanhe Xiangtian, pursuant to which Zhou Deng Rong and Zhou Jian, the owners of Sanhe Xiangtian, have granted to Xiangtian Shenzhen and Xiangtian HK the irrevocable right and option to acquire all of their equity interests in Sanhe Xiangtian.

●

Equity Pledge Agreement, entered among Xiangtian Shenzhen, Zhou Deng Rong, Zhou Jian, and Sanhe Xiangtian, pursuant to which Zhou Deng Rong and Zhou Jian, the owners of Sanhe Xiangtian, have pledged all of their rights, titles and interests in Sanhe Xiangtian to Xiangtian Shenzhen to guarantee Sanhe Xiangtian’s performance of its obligations under all the other VIE Agreements.

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

●

Know-How Sub-License Agreement, entered between Xiangtian Shenzhen and Sanhe Xiangtian, pursuant to which Xiangtian Shenzhen has granted Sanhe Xiangtian an exclusive right to use and develop a series of aerodynamics related patents and technologies with respect to electrical generation for commercial and residential structures, not including automobile and wind towers. Xiangtian Shenzhen possesses the rights licensed under this agreement through two license agreements dated July 25, 2014 with Zhou Deng Rong, Zhou Jian and Lucksky Group, the owners of the aforesaid patents and technologies. For the sublicense contemplated under this Agreement, Sanhe Xiangtian will pay Xiangtian Shenzhen an annual royalty fee of five percent of revenue. For the year ended July 31, 2018, the annual royalty fee was waived by Xiangtian Shenzhen; and

●	Power of Attorney. Pursuant to a power of attorney, each of the Sanhe Xiangtian stockholders agreed to irrevocably entrust Xiangtian Shenzhen with the stockholder voting rights and other stockholder rights for representing them to exercise such rights at the stockholders’ meeting of Sanhe Xiangtian in accordance with applicable laws and its Article of Association, including, but not limited to, the right to sell or transfer all or any of their equity interest in Sanhe Xiangtian, and appoint and vote for the directors and Chairman of Sanhe Xiangtian as the authorized representative of the Sanhe Xiangtian stockholders. The term of each proxy and voting agreement is as long as each of the Sanhe Xiangtian stockholders is a shareholder of Sanhe Xiangtian and is binding on any transferee.

The Framework Agreement and the Exclusive Management Agreement have initial terms of ten years but each contains a renewal provision that allows Xiangtian Shenzhen to extend the term of such agreements at its sole option by written notice with no limitation as to such extensions. The other agreements are of unlimited duration.

On September 30, 2018, Xiangtian Shenzhen terminated the VIE Agreements as part of its restructuring to facilitate the shift of business focus between entities controlled by the Company and re-entered the New VIE Agreements (See Note 1 - Nature of business and organization).

The Company’s total assets and liabilities presented in the consolidated financial statements represent substantially all of total assets and liabilities of the VIE because the other entities in the consolidation are non-operating holding entities with nominal assets and liabilities. The following financial statement amounts and balances of the VIE were included in the accompanying consolidated financial statements as of July 31, 2018 and 2017 and for the years ended July 31, 2018, 2017 and 2016, respectively:

	July 31, 2018	July 31, 2017

Total assets	$58,808,950	$13,070,348
Total liabilities	$53,781,159	$8,498,122

	For the year ended July 31, 2018	For the year ended July 31, 2017	For the year ended July 31, 2016

Revenues	$15,269,788	$9,502,952	$10,839,955
Net loss	$(380,049)	$(4,124,909)	$(263,796)

Business Combinations

The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. The results of operations of the acquired business are included in the Company’s operating results from the date of acquisition.

Cash

Cash denominated in Renminbi (RMB) with a US dollar equivalent of $14,207,358 and $1,154,188 at July 31, 2018 and 2017, respectively, were held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies. In addition, these balances are not covered by insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness The Company and its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Notes Receivable

Notes receivable represents commercial notes due from various customers where the customers’ banks have guaranteed the payments. The notes are noninterest bearing and normally paid within three to six months. The Company has the ability to submit requests for payments to the customer’s banks earlier than the scheduled payments date, but will incur an interest charge and a processing fee.

Accounts Receivable, net

Accounts receivables, net, are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary.

Inventories, net

Inventories, net, consist of raw materials, work in progress and finished goods and are stated at the lower of cost or net realizable value using the weighted average method. When appropriate, allowances to inventories are recorded to write down the cost of inventories to their net realizable value. For the year ended July 31, 2017, an allowance of $341,609 was recorded for inventories and reflected as cost of sales on the accompanying statement of operations. For the years ended July 31, 2018 and 2016, there were no such allowances.

Advances to Suppliers, net

Advances to suppliers, net, are cash deposited or advanced to outside vendors or services providers for future inventory purchases or future services. This amount is refundable and bears no interest. For any advances to suppliers determined by management that such advances will not be in receipts of inventories or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its advances to suppliers on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary.

Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings represents revenues recognized in excess of amounts billed. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements.

Loans Receivables

Loans receivables represents interest free advances to the former shareholder of Hubei Jinli by the Company prior to the acquisition of Hubei Jinli on June 30, 2018. These advances are unsecured and due on demand. Full outstanding balance of $1,759,428 of loan receivables has been repaid in August 2018.

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Property, Plant and equipment, net

Property, plant and equipment are stated at cost net of accumulated depreciation and impairment losses. Depreciation is provided over the estimated useful lives of the assets using the straight-line method from the time the assets are placed in service. Estimated useful lives are as follows, taking into account the assets’ estimated residual value:

Classification	Estimated Useful Life	Estimated Residual Value
Plant and buildings	5-20 years	0-5%
Machinery equipment	5-10 years	0-5%
Computer and office equipment	3-10 years	0-5%
Vehicles	5-10 years	0-5%
Plant improvement	20 years	0-5%

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of operations and other comprehensive loss. Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized.

Construction-in-progress represents contractor and labor costs, design fees and inspection fees in connection with the construction of the Company’s production warehouses, cafeteria, and employee dormitory. No depreciation is provided for construction-in-progress until it is completed and placed into service.

Intangible assets, net

Intangible assets, net, are stated at cost, less accumulated amortization. Amortization expense is recognized on the straight-line basis over the estimated useful lives of the assets as follows:

Classification	Estimated Useful Life
Land use rights	50 years
Technology know-hows	10 years
Patents, licenses and certifications	3-10 years

All land in the PRC is owned by the government; however, the government grants “land use rights.” The Company has obtained rights to use various parcels of land for 50 years through the acquisition of Hubei Jinli in June 2018.

Technology know-hows, including LSC Hand-Held Diesel Pump, CB-39 Motor Oil Pump, 0-16 MPa series hydraulic cylinder, brake cylinder and hydraulic value, and certain special operating licenses were acquired through the acquisition of Hubei Jinli and Tianjin Jinbaili in June 2018 with estimated finite useful lives between 4.5 years to 10 years.

Certain PV panel certifications were contributed by the Company’s noncontrolling interest shareholders as capital contribution in March 2018 with an estimated finite useful lives of 10 years.

The Company also acquired a safety production license with a finite useful of 3 years in June 2018.

Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiaries at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of operations and comprehensive loss. Impairment losses on goodwill are not reversed. As of July 31, 2018, no impairment of long-lived assets was recognized.

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Impairment for Long-Lived Assets

Long-lived assets, including plant and equipment and intangible with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of July 31, 2018 and 2017, no impairment of long-lived assets was recognized.

Subscription receivable

Subscription receivable represents unpaid capital contribution from its shareholders.

Fair Value Measurement

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

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of July 31, 2017.

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 31, 2018:

Financial liabilities	Carrying Value as of July 31, 2018	Fair Value Measurements at July 31, 2018 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Contingent payment consideration liabilities (see Note 3)	$331,505	$-	$-	$331,505

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the year ended July 31, 2018:

July 31, 2018
Beginning balance	$-
Contingent liability obligated from business combinations	341,411
Exchange rate effect	(9,906)
Ending balance	$331,505

The Company believes the carrying amount reported in the consolidated balance sheet for cash, notes receivable, accounts receivable, inventories, advance to suppliers, costs and estimated earnings in excess of billings, prepaid expenses, other receivables, loan receivables, short-term loans, accounts payable, advances from customers, other payables and accrued liabilities, tax payables and short-term investment payable approximate fair value because of the short-term nature of such instruments. The carrying amount of long-term investment payable reported in the consolidated balance sheets at carrying value, which approximates fair value as the rate of amortization of investment payment discount used were similar to interest rate charged by the bank in the PRC. As of July 31, 2018, long-term investment payable balance was $7,205,133, net of discount of $869,173.

Revenue Recognition

Revenues are generated from (i) the sale and installation of power generation systems and (ii) the sale of products, which consists of PV panels, air compression equipment, heat pump products, high-grade synthetic products, and hydraulic parts and electronic components.

Sale and installation of power generation systems

Sales of power generation system in conjunction of system installation are generally recognized using the completed-contract method and revenue is recognized when the contract is substantially complete and when collectability is reasonably assured.

For certain contracts that are longer term primarily due to the licensing process, the percentage-of-completion method is used, therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that costs expended to date bear to anticipated final total costs, based on current estimates of costs to complete. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor and supplies. Adjustments to the original estimates of the total contract revenue, total contract costs, or the extent of progress toward completion are often required as work progresses. Such changes and refinements in estimation are reflected in reported results of operations as they occur; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

The key assumptions used in the estimate of costs to complete relate to the unit material cost, the quantity of materials to be used, the installation cost and those indirect costs related to contract performance. The estimate of unit material cost is reviewed and updated on a quarterly basis, based on the updated information available in the supply markets. The estimate of material quantity to be used for completion and the installation cost is also reviewed and updated on a quarterly basis, based on the updated information on the progress of project execution. If the supply market conditions or the progress of project execution were different, it is likely that materially different amounts of contract costs would be used in the percentage of completion method of accounting. Thus the uncertainty associated with those estimates may impact the Company’s consolidated financial statements. Selling, general, and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements. Claims for additional contract costs are recognized upon a signed change order from the customer.

For the years ended July 31, 2018, 2017, and 2016, the gross revenue recognized under completed-contract method was $2,488,876, $6,894,866, and $9,997,256, respectively. For the years ended July 31, 2018, 2017 and 2016, the gross revenue recognized under percentage-of-completion method was $2,978,253, $405,077 and $874,510, respectively.

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Sales of products

Sales of products is recognized when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

For the years ended July 31, 2018 and 2017, the gross revenue recognized from the sale of products was $9,813,325 and $2,177,783 respectively. For the year ended July 31, 2016, there were no sales of products.

Warranty

The Company generally provides limited warranties for work performed under its contracts. The warranty periods typically extend for up to five years following substantial completion of the Company’s work on a project. At the time a sale is recognized, the Company records estimated future warranty costs. Such estimated costs for warranties are estimated at completion. Generally, the estimated claim rates of warranty are based on actual warranty experience or Company’s best estimate. For the year ended July 31, 2017, a warranty reserve of $65,833 was recorded. There were no such reserves record for years ended July 31, 2018 and 2016. No right of return exists on sales of inventory. As of June 30, 2018 and 2017, accrued warranty expense amounted to $65,791 and $66,734, respectively, and classified in the caption “other payables and accrued liabilities” in the accompanying consolidated balance sheets.

Advertising costs

Advertising costs are expensed as incurred and included in selling and general and administrative expenses. Advertising costs amounted to $12,892, $1,896 and $0 for the years ended July 31, 2018, 2017 and 2016, respectively.

Employee benefit

The full-time employees of the Company are entitled to staff welfare benefits including medical care, housing fund, pension benefits, unemployment insurance and other welfare, which are government mandated defined contribution plans. The Company is required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued. Total expenses for the plans were $151,167, $131,923 and $117,049 for the years ended July 31, 2018, 2017 and 2016, respectively.

Value added taxes

The Company is subject to value added tax (“VAT”). Revenue from sales of goods purchased from other entities is generally subject to VAT at the rate of 16% starting in May 2018 or at the rate of 17% in April 2018 and prior. The Company is entitled to a refund for VAT already paid on goods purchased. The VAT balance is recorded in other payables on the consolidated balance sheets. Revenues are presented net of applicable VAT.

Income taxes

The Company accounts for income taxes in accordance with U.S. GAAP for income taxes. The charge for taxation is based on the results for the fiscal year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred taxes is accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. For the year ended July 31, 2018, $2,783 of estimated interest costs and $80,000 of estimated penalty were recorded in relation to the Company’s late filing of July 31, 2016 and 2017 corporation income tax return. PRC tax returns filed in 2015 to 2017 are subject to examination by any applicable tax authorities.

Comprehensive Loss

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income”. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company had other comprehensive loss of ($114,539), ($180,921) and ($694,964) for the years ended July 31, 2018, 2017, and 2016, respectively, from foreign currency translation adjustments.

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

For the purpose of presenting these financial statements of subsidiaries in PRC, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 6.8204, 6.7240 and 6.6371 as of July 31, 2018, 2017 and 2016, respectively; stockholders’ equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 6.5013, 6.8160 and 6.4798 for the years ended July 31, 2018, 2017 and 2016, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheets.

For the purpose of presenting these financial statements of the subsidiary in Hong Kong, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, which is 7.8490, 7.8100 and 7.7588 as of July 31, 2018, 2017 and 2016, respectively; stockholders’ equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 7.8280, 7.7696 and 7.7595 for the years ended July 31, 2018, 2017 and 2016, respectively. The resulting translation adjustments are reported under accumulated other comprehensive loss in the stockholders’ equity section of the balance sheets.

Loss per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted loss per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Loss per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at July 31, 2018, 2017 or 2016.

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Statutory Reserves

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the “reserve fund”. For foreign invested enterprises, the annual appropriation for the “reserve fund” cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). If the Company has accumulated loss from prior periods, the Company is able to use the current period net income after tax to offset against the accumulate loss. For the year ended July 31, 2018, the Company has contributed $108,487 to the statutory reserves.

Contingencies

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

Recently issued accounting pronouncements

Revenue recognition

On August 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for contracts that were not completed as of August 1, 2018.  This did not result in an adjustment to retained earnings upon adoption of this new guidance as the Company’s sale and installation of power generation systems and PV systems revenue will be recognized based on the Company’s efforts or inputs to the satisfaction of a performance obligation using an input method, which essentially the same as the percentage of completion method for its long-term installation project, other than the retention revenues. For its short-term project using completed-contract method prior to August 1, 2018, the impact of the Company’s revenue was not material as of the date of adoption as all of the revenues is expected to be recognized within the same reporting period using the input method after August 1, 2018. As there are no outstanding short-term project contract at August 1, 2018, there are no effect as of the date of adoption of ASC 606. For the Company’s sales of products revenue was recognized based on the amount of consideration we expect to receive in exchange for satisfying the performance obligations and based on when control of goods transfer to a customer, which is generally similar to when its delivery has occurred prior to August 1, 2018. As there are no outstanding sales of products revenue contract at August 1, 2018, there are no material effect as of the date of adoption of ASC 606.

The core principle underlying the revenue recognition ASU is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.  The Company’s installation of power generation systems and PV systems revenue streams are primarily recognized over time using the input method, which is essentially the same as the percentage of completion method and with no significant effect to its completed contract method. The Company’s products revenue streams are primarily recognized at a point in time when control of goods transfer to a customer, except for the retention revenues where the retention periods are recognized over the retention period, usually is a period of twelve months. Pre-contract cost will be recognized as asset if the Company expects to recover them through direct recovery from the reimbursement under the contract or indirect recovery through margin inherent in the contract. All other pre-contract costs are not incremental to the contract are expenses. All contract fulfillment cost meet the criteria in ASC 340-5 will be recognized as an asset.

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no material differences in the pattern of revenue recognition except its retention revenues.

The Company has completed its assessment of the impact of the new standard and will adopt the new standard effective August 1, 2018, using the modified retrospective transition method. The adoption of the new standard is not expected to have a material impact on the financial position of the Company, the results of its operations and its cash flows and the Company’s internal controls over financial reporting. The new standard further requires quantitative and qualitative disclosures about the Company’s contracts with customers. The Company will report the new disclosures required by the standard within the Form 10-Q for the interim period ending October 31, 2018.

Other relevant recently issued accounting pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The update applies to all entities that present a classified statement of financial position. For public business entities, the ASU is effective for consolidated financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the ASU is effective for consolidated financial statements issued for annual periods beginning after December 15, 2017, and interim periods with annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has elected to early adopt the ASU, and its effects are reflected in the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU No. 2017-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation such as combining due to related parties and due to director as one classification account (See Note 12). These reclassifications have no effect on the reported revenues, net loss or total assets.

Note 3 – Business combinations

Acquisition of Hubei Jinli

On June 21, 2018, Xianning Xiangtian entered into a share purchase agreement (the “Agreement”) with Sheng Zhou and Heping Zhang, former shareholders of Hubei Jinli (collectively the “Sellers”). Neither Xianning Xiangtian nor its affiliates have any material relationship with the Sellers other than with respect to the Agreement.

Pursuant to the Agreement, Xianning Xiangtian agreed to acquire 100% of the capital stock of Hubei Jinli collectively held by the Sellers (the “Acquisition”), for an aggregate consideration of RMB 150 million (approximately $23.18 million), consisting of the following: (a) RMB 40 million (approximately $6.18 million) in cash (the “Cash Portion”); and (b) shares of the Company’s common stock (the “Stock Portion”) which shall have a value equal to RMB 80.07 million (approximately $12.37 million). The price per share will be determined by the average daily closing price of Xiangtian’s common stock for the period from January 1, 2018 to June 30, 2018; and (c) an assumption by Xianning Sanhe of Hubei Jinli’s existing bank loan from Hubei Xianning Rural Commercial Bank in the principal amount of RMB 29.93 million (approximately $4.63 million). The existing bank loan did not count toward the purchase price as it is considered to be assumed debt as part of the Hubei Jinli’s net assets. Pursuant to the Agreement, the Cash Portion shall be paid within seven days of the Agreement, and the Acquisition shall be closed within one month after payment of the Cash Portion. On June 21, 2018, Xianning Xiangtian, entered into a supplemental agreement to the Stock Purchase Agreement (the “Supplement Agreement”) with the Sellers, pursuant to which the Sellers have the right to demand that Xianning Xiangtian pay RMB 80.07 million (approximately $12.37 million) plus interest to repurchase the Stock Portion if the Company does not list its common stock on the Nasdaq Stock Market by June 21, 2019.

On June 30, 2018, the parties consummated the Acquisition.

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Pursuant to the Supplement Agreement, after the Acquisition, should Hubei Jinli’s annual net profit (the “Net Profit”) exceed RMB 10 million (approximately $1.55 million), Xianning Xiangtian shall pay the Sellers 20% of the Net Profit and if the Net Profit reaches RMB 5 million (approximately $773,000), but less than RMB 10 million (approximately $1.55 million), Xianning Xiangtian shall pay the Sellers 10% of the Net Profit. On August 25, 2018, Xianning Xiangtian and the Sellers amended this annual net profit sharing clause to define the annual net profit sharing period to be one year from June 21, 2018 to June 20, 2019.

On August 11, 2018, Xianning Xiangtian and the Sellers amended the payment term of the Stock Portion which shall have a value equal to RMB 80.07 million (approximately $12.37 million) to comprise three cash installments of 1) first installment of RMB 25 million (approximately $3.95 million) payable by June 20, 2019, 2) second installment of RMB 25 million (approximately $3.95 million) payable by June 20, 2020, and 3) third installment of RMB 30.07 million (approximately $4.75 million) payable by June 20, 2021.

The Company’s acquisition of Hubei Jinli was accounted for as a business combination in accordance with ASC 805. The Company has allocated the purchase price of Hubei Jinli based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with the business combination standard issued by FASB with the valuation methodologies using level 3 inputs, except for other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition date and considered a number of factors including valuations from independent appraisers. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

For the year ended July 31, 2018, the Company has recognized revenue and net loss for Hubei Jinli subsequent to the closing of June 30, 2018, in amount of $242,663 and $161,799, respectively.

The following table summarizes the consideration transferred to acquire Hubei Jinli at the date of acquisition:

Cash	$6,040,015
Present value of cash installments	10,996,129
Contingent purchase prices payment	137,561
Total consideration at fair value	$17,173,705

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Hubei Jinli based on a valuation performed by an independent valuation firm engaged by the Company:

Fair Value
Cash	$33,402
Accounts receivable, net	2,561,863
Inventories, net	455,247
Advances to suppliers	143,129
Other receivables	8,622
Loan receivables	2,434,381
Plant and equipment	6,550,446
Intangible assets	7,899,887
Deferred tax assets	9,296
Goodwill	3,906,599
Total assets	24,002,871

Short-term loan - bank	(2,114,005)
Current maturities of long-term loan	(3,160,828)
Accounts payable	(357,188)
Advance from customers	(4,099)
Other payables and accrued liabilities	(844,926)
Other payables - related party	(30,200)
Income taxes payable	(317,920)
Total liabilities	(6,829,166)
Net assets acquired	$17,173,705

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

The above fair value valuation is a preliminary assessment. The Company will continue to evaluate the fair value and to be finalized within one year from the acquisition date on June 30, 2018.

Approximately $3.9 million of goodwill arising from the acquisition consists largely of synergies expected from combining the operations of Xianning Xiangtian and Hubei Jinli. None of the goodwill is expected to be deductible for income tax purposes.

There are no changes to the fair value measurement of contingent liability since acquisition as Hubeh Jinli incurred net loss during the one month ended July 31, 2018.

The following unaudited pro forma combined results of operations presents the Company’s financial results as if the acquisition of Hubei Jinli had been completed on August 1, 2015. The unaudited pro forma results do not reflect operating efficiencies or potential cost savings which may result from the consolidation of operations. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations that the Company would have recognized had we completed the transaction on August 1, 2015. Future results may vary significantly from the results in this pro forma information because of future events and transactions, as well as other factors.

	For the Years Ended
	July 31, 2018	July 31, 2017	July 31, 2016
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$19,049,576	$11,649,664	$14,463,936
Cost of revenue	14,409,989	9,496,952	11,712,326
Gross profit	4,639,587	2,152,712	2,751,610
Total operating expenses	4,359,578	6,235,229	2,547,636
Income (loss) from operations	280,009	(4,082,517)	203,974
Other (expense) income, net	(530,989)	(13,796)	181,317
Income (loss) before income taxes	(250,980)	(4,096,313)	385,291
Income tax expense	(337,243)	(242,822)	(429,847)
Net loss	(588,233)	(4,339,135)	(44,556)
Less: Net income attributable to non-controlling interest	66,883	-	-
Net loss attributable to Xiangtian (USA) Air Power Co. Ltd.	$(655,106)	$(4,339,135)	$(44,556)
Weighted average number of common shares outstanding - basic and diluted	591,042,000	591,042,000	591,042,000
Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)

Acquisition of Tianjin Jiabaili

On June 21, 2018, Xianning Xiangtian entered into a share purchase agreement (the “Agreement”) with Wenhe Han and Guifen Wang, former shareholders of Tianjin Jiabaili (collectively the “Sellers”). Neither Xianning Xiangtian nor its affiliates have any material relationship with the Sellers other than with respect to the Agreement.

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Pursuant to the Agreement, Xianning Xiangtian agreed to acquire 90% of the capital stock of Tianjin Jiabaili collectively held by the Sellers (the “Acquisition”), for an aggregate consideration of RMB 6,120,000 (approximately $0.9 million), consisting of the following: (a) RMB 3,672,000 (approximately $0.5 million) in cash (the “Cash Portion”); and (b) shares of the Company’s common stock (the “Stock Portion”) which shall have a value equal to RMB 2,448,000 (approximately $0.4 million).

On June 30, 2018, the parties consummated the Acquisition.

On August 12, 2018, Xianning Xiangtian and the Sellers amended the ownership transfer from 90% to 100% and the full payment term of acquisition price of RMB 6,800,000 (approximately $1.0 million) amended to be all cash payment. In addition, Xianning Xiangtian will indefinitely provide 10% of profit sharing of Tianjin Jiabaili to the Sellers.

The Company’s acquisition of Tianjin Jiabaili was accounted for as a business combination in accordance with ASC 805. The Company has allocated the purchase price of Tianjin Jiabaili based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with the business combination standard issued by FASB with the valuation methodologies using level 3 inputs, except for other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition date and considered a number of factors including valuations from independent appraisers. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

The following table summarizes the consideration transferred to acquire Tianjin Jiabaili at the date of acquisition:

Cash	$1,026,803
Contingent purchase prices payment	203,850
Total consideration at fair value	$1,230,653

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Tianjin Jiabaili based on a valuation performed by an independent valuation firm engaged by the Company:

Fair Value
Cash	$2,731
Other current assets	2,065
Intangible assets	875,802
Goodwill	350,055
Total assets	1,230,653
Total liabilities	-
Net assets acquired	$1,230,653

Approximately $0.4 million of goodwill arising from the acquisition consists largely of synergies expected from combining the operations of Xianning Xiangtian and Tianjin Jiabaili. None of the goodwill is expected to be deductible for income tax purposes.

For years ended July 31, 2018, 2017 and 2016, the impact of the acquisition of Tianjin Jiabaili to the consolidated statements of operations and other comprehensive loss was not material.

Contingent liabilities

Contingent liabilities represent estimated contingent profit sharing payments that the Company agreed to as a purchase price consideration in relation to the acquisition of Hubei Jinli and Tianjin Jiabaili to the former shareholders’ of Hubei Jinli and Tianjin Jiabaili.

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Profit sharing payments to former shareholders’ of Hubei Jinli

If Hubei Jinli’s annual net profit (the “Net Profit”) exceed RMB 10 million (approximately $1.55 million), Xianning Xiangtian shall pay the former shareholders of Hubei Jinli 20% of the Net Profit and if the Net Profit reaches RMB 5 million (approximately $773,000), but less than RMB 10 million (approximately $1.55 million), Xianning Xiangtian shall pay the former shareholders of Hubei Jinli 10% of the Net Profit and the annual net profit sharing period is one year from June 21, 2018 to June 20, 2019. As of July 31, 2018, estimated contingent liabilities payables to the former shareholders of Hubei Jinli was $133,570 and classified in the caption “other payables and accrued liabilities” in the accompanying consolidated balance sheets.

Profit sharing payments to former shareholders’ of Tianjin Jiabaili

Xianning Xiangtian shall pay the former shareholders of Tianjin Jiabaili 10% of the Net Profit indefinitely from the date of acquisition on June 30, 2018. As of July 31, 2018, estimated contingent liabilities payables to the former shareholders of Tianjin Jiabaili was $197,935 and classified in the caption “other payables and accrued liabilities” in the accompanying consolidated balance sheets.

Investment payable

Investment payable consists of the following:

Name of Payee	Relationship	Nature	July 31, 2018	July 31, 2017

Sheng Zhou	Former shareholder of Hubei Jinli	Payment for acquisition of Hubei Jinli	$9,069,058	$-
Guifen Wang	Former shareholder of Hubei Jinli	Payment for acquisition of Tianjin Jiabaili	137,587	-
Total			9,206,645	-
Short-term			(2,505,871)	-
Long-term			$6,700,774	$-

The maturities schedule is as follows as of July 31, 2018:

Repayment date	Amount
Due on demand	$137,587
June 2019	2,509,868
June 2020	3,408,891
June 2021	4,100,214
Debt discount	(949,915)
Total	$9,206,645

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Investment payable – related parties

Investment payable – related parties consist of the following:

Name of Related Party	Relationship	Nature	July 31, 2018	July 31, 2017

Wenhe Han	Vice general manager of Tianjin Jaibaili	Payment for acquisition of Tianjin Jiabaili	$261,216	$-
Heping Zhang	General manager of Hubei Jinli	Payment for acquisition of Hubei Jinli	750,286	-
Total			1,011,502	-
Short-term			(507,143)	-
Long-term			$504,359	$-

The maturities schedule is as follows as of July 31, 2018:

Repayment date	Amount
Due on demand ($146,619 was repaid in September 2018)	$261,216
June 2019	256,583
June 2020	256,583
June 2021	308,618
Debt discount	(71,498)
Total	$1,011,502

Debt discount

Debt discount, net of accumulated amortization, totaled $1,021,413 and $0 as of July 31, 2018 and 2017, respectively, are recognized as a reduction of investment payable. Amortization expense related to the debt discount, included in interest expense, was $43,328, $0 and $0 for the years ended July 31, 2018, 2017 and 2016, respectively.

Note 4 – Accounts receivable, net

Accounts receivable, net consist of the following:

	July 31, 2018	July 31, 2017

Accounts receivable	$6,516,935	$2,614,927
Less: allowance for doubtful accounts	(1,374,155)	(1,472,296)
Accounts receivable, net	$5,142,780	$1,142,631

During the year ended July 31, 2018, the Company recognized $119,003 of recovery of allowance for doubtful accounts with foreign currency translation effect of $20,862. During the years ended July 31, 2017 and 2016, the Company recorded a provision of $1,395,152 and $60,242, respectively, related to long outstanding accounts receivables which the Company deemed were no longer collectible. There are no write-off during the years ended July 31, 2018, 2017 and 2016.

Note 5 – Inventories, net

Inventories, net, consist of the following:

	July 31, 2018	July 31, 2017

Raw materials and parts	$1,725,258	$801,437
Work in progress	124,507	54,924
Finished goods	3,291,768	35,661
Total	5,141,533	892,022
Less: allowance for inventory reserve	-	(341,609)
Inventory, net	$5,141,533	$550,413

During the year ended July 31, 2018, the Company written off the allowance for inventory reserve balance of $341,609. During the year ended July 31, 2017, the Company provided a reserve of $341,609 to account for slow moving inventory items which has been reflected as part of cost of sales. There were no such charges during the years ended July 31, 2018 and 2016.

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Advances to suppliers, net

As of July 31, 2018, and 2017, the Company had $1,101,472 and $1,168,867, respectively of outstanding advances to suppliers, which mainly represent interest-free cash deposits paid to suppliers for future purchases of raw materials. During the year ended July 31, 2017, the Company provided a reserve of $1,404,565 against certain advances that were made in 2015 for the manufacture of power station components. In 2016, the Company obtained some of the components but returned them after the related contracts were cancelled. At July 31, 2017, the Company reviewed its expectations for future use of these items, and based on its internal forecasts of customer demand, the Company does not anticipate it will enter projects in the next 12 months that will require these parts. Although Company management believes such prepaid advances will ultimately be realizable, a reserve for this amount was established at July 31, 2017 and subsequently written off during the year ended July 31, 2018.

Note 7 – Costs and estimated earnings in excess of billings

Costs in excess of billings relate to certain contracts and consist of the following:

	July 31, 2018	July 31, 2017

Costs in excess of billings on uncompleted contracts ($46,510 represents related party contracts at July 31, 2017)	$2,883,408	$46,510
Costs on contracts not yet recognized	-	2,870,392
Costs in excess of billings	$2,883,408	$2,916,902

Contracts accounted for under the percentage-of-completion method on uncompleted contracts:
Costs and estimated earnings incurred on uncompleted contracts ($172,922 represents related party contracts at July 31, 2017)	$5,025,892	$172,922
Billings to date	(2,142,484)	(126,412)
Costs and estimated earnings in excess of billings	$2,883,408	$46,510

At July 31, 2017, $2,870,392 of inventory delivered in advance of revenue recognition is deferred and included with costs in excess of billings on the accompanying balance sheet.

Note 8 – Deposit for investment

On March 16, 2018, the Company entered into a letter of intent to establish a 60% majority-owned subsidiary for a proposed supermarket project. Pursuant to the letter of intent, the Company paid a deposit to an unrelated party that will be the 40% noncontrolling interest in the proposed project. The deposit was $439,857 (RMB 3,000,000) and is expected to be used as working capital once the subsidiary is formed. On July 20, 2018, the Company rescinded the letter of intent and the unrelated party is required to fund the deposit to the Company by October 20, 2018.

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	July 31, 2018	July 31, 2017

Plant and buildings	$6,662,554	$-
Machinery equipment	6,711,556	5,025,011
Computer and office equipment	251,965	68,422
Vehicle	121,211	68,442
Plant improvement	729,766	-
Construction in progress	256,503	-
Subtotal	14,733,555	5,161,875
Less: accumulated depreciation	(2,767,322)	(831,542)
Property, plant and equipment, net	$11,966,233	$4,330,333

Depreciation expenses for the years ended July 31, 2018, 2017 and 2016 was $439,314, $281,722 and $266,773, respectively. For the years ended July 31, 2018, 2017 and 2016, depreciation included in cost of sales was $88,685, $22,490 and $201,666, respectively. For the years ended July 31, 2018, 2017 and 2016, depreciation included in selling, general and administrative expenses was $350,629, $259,232 and $65,107, respectively.

For the years ended July 31, 2018, 2017 and 2016, a gain of $30,923, $0, and $0 was recognized as a result of equipment sold, respectively.

As of July 31, 2018 and 2017, the Company made payments of $0 and $2,080,436 for the purchases of machinery equipment that had not been accepted and put into service, respectively.

Construction-in-progress consist of the following as of July 31, 2018:

Construction-in-progress description	Value	Estimated completion date	Estimated additional cost to complete
Synthetic raw materials production line	$131,831	Completed in August 2018	$1,520
Factory plantation	113,296	December 2018	62,646
Other miscellaneous items	11,376		-
Total construction-in-progress	$256,503		$64,166

Note 10 – Intangible assets, net

Intangible assets consist of the following:

	July 31, 2018	July 31, 2017

Land use rights	$4,581,082	$-
Technology know-hows	1,829,072	-
Patents, licenses and certifications	2,935,293	-
Less: accumulated amortization	(85,564)	-
Intangible assets, net	$9,260,643	$-

Amortization expenses for the year ended July 31, 2018, 2017 and 2016 amounted to $88,534, $0 and $0, respectively.

Based on the finite-lived intangible assets as of July 31, 2018, the expected amortization expenses are estimated as follows:

Twelve months ending July 31,	Estimated amortization expense

2019	$750,637
2020	750,637
2021	750,197
2022	748,877
2023	638,641
Thereafter	5,621,654
Total	$9,260,643

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 – Debt

Short-term loan - bank

Outstanding balances of short-term loan - bank consisted of the following:

Bank Name	Maturities	Interest rate	Collateral/ Guarantee	July 31, 2018	July 31, 2017

Wuhan Rural Commercial Bank	May 2019	7.00%	Guarantee by Sheng Zhou and Heping Zheng, former shareholders of Jinli, and three other companies in relation to Sheng Zhou	$733,095	$-

Current maturities of long-term loan

Outstanding balances of current maturities of long-term loan consisted of the following:

Bank Name	Maturities	Interest rate	Collateral/ Guarantee	July 31, 2018		July 31, 2017

Xianning Rural Commercial Bank	October 2018 & April 2019	5.83%	Land use rights, plant and equipment, inventories	$3,069,113	*	$-

* The current maturities of long-term loan were acquired through the acquisition of Hubei Jinli on June 30, 2018 (see Note 3).

The maturities schedule is as follows as of July 31, 2018:

Repayment date	Amount
October 2018	$459,296
April 2019	2,609,817
Total	$3,069,113

Short-term loan – third party

Outstanding balances of short-term loan – third party consisted of the following:

Lender Name	Maturities	Interest rate	Collateral/ Guarantee	July 31, 2018	July 31, 2017

Xianning Zhongying New Energy Service Co. Ltd.	March 2019	4.75%	None	$175,943	$-

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Short-term loans – related parties

Name of Related Party	Relationship	Maturities	Interest rate	Collateral/ Guarantee	July 31, 2018	July 31, 2017

Denghua Zhou	Chief Executive Officer (CEO)	April 2019 & July 2019	None	None	$5,864,759	$-
Jian Zhou	Chairman	May 2019	None	None	703,771	-
Hubei Henghao Real Estate Development Co., Ltd.	Bin Zhou, son of CEO, is the executive director and generate manager	October 2018 (1)	12.00%	None	13,195,707	-
Hubei Henghao Real Estate Development Co., Ltd	Bin Zhou, son of CEO, is the executive director and generate manager	January 2019	4.75%	None	381,209	-
Total					$20,145,446	$-

(1)	In August, September and October 2018, the Company obtained additional loan of approximately $2.1 million and repaid approximately $14.5 million.

Interest expense for the year ended July 31, 2018 amounted to $256,467, including $221,819 related parties interest expenses.

Note 12 – Related party balances and transactions

Sales to related parties

Sanhe Liguang Kelitai Equipment Ltd (“Sanhe Kelitai”)

In August 2016, Sanhe Xiangtian began three construction projects for installation of PV panels with Sanhe Kelitai. Sanhe Kelitai is majority (95%) owned by Zhou Jian, the Company’s Chairman of the Board. During the year ended July 31, 2017, revenue of $170,588 and costs of sales of $147,466 were recognized related to these projects. At July 31, 2017, costs in excess of billings of these contracts totaled $46,510.

For the year ended July 31, 2018, the Company had two construction projects for installation of PV panels with Sanhe Kelitai as well as sold various PV panels products to this related party. Revenue of $128,878 and costs of sales of $112,890 were recognized related to these projects.

Jian Zhou

For the year ended July 31, 2018, the Company had one construction project for installation of PV panels with Jian Zhou’s property. Revenue of $29,013 and costs of sales of $25,823 were recognized related to this project.

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Leases with related parties

Sanhe Xiangtian leases its principal office, factory and dormitory from LuckSky Group in Sanhe City, Hebei Province, PRC. LuckSky Group is owned by Deng Rong Zhou, the Company’s former CEO. The space in the office, factory and dormitory being leased are 1296, 5160 and 1200 square meters, respectively. The office and factory space are leased for a rent of $105,053 (RMB 697,248) per year and the dormitory is leased for a rent of $19,527 (RMB 129,600) per year. The leases expire in April 30, 2024 and are subject to renewal with a prior two-month written notice. For the years ended July 31, 2018, 2017, and 2016, rent expense for the lease with Lucksky was $127,182, $125,930 and $127,835, respectively. At July 31, 2018 and 2017, the amount due under the leases was $515,234 and $399,652, respectively. On April 28, 2012, Zhou Jian obtained the right of usage to 44.3 acres of agricultural land where Sanhe Xiangtian’s principal office, factory and dormitory are located for 18 years and 8 months, starting May 1, 2012. The annual price paid for such usage rights is $5,200 (RMB 34,510).

Through August 1, 2015, Sanhe Xiangtian leased a second factory and office in Sanhe City from Sanhe Dong Yi Glass Machine Company Limited (Sanhe Dong Yi), which is owned by Deng Rong Zhou. On August 1, 2015, the lease was terminated, and at July 31, 2016, $246,060 of past rent was due Sanhe Dong Yi. During the year ended July 31, 2017, Sanhe Dong Yi agreed to forgive the liability. As the transaction was between the Company and Zhou Deng Rong, a related party, the Company accounted for the gain as a capital contribution. For the year ended July 31, 2016, rent expense for the lease with Sanhe Dong Yi was $211,701.

During year ended July 31, 2018, Sanhe Xiangtian leased another office in Sanhe City from Sanhe Dong Yi with the lease term expiring on June 14, 2019 for a rent of approximately $7,000 (RMB 48,000) per year. For the year ended July 31, 2018, rent expense for this lease with Sanhe Dong Yi was $22,149.

Related party balances

a.	Short-term loans – related parties (See Note 11)

b.	Other payables – related parties and directors:

Name of Related Party	Relationship	Nature	July 31, 2018	July 31, 2017

Lucksky Group	Owned by Deng Rong Zhou, former CEO	Lease payable	$515,234	$399,652
Sanhe Dong Yi	Owned by Deng Rong Zhou, former CEO	Lease payable	21,113	-
Hubei Hengyi Real Estate Development Co., Ltd.	Bin Zhou, son of CEO, is the executive director and generate manager	Interest payable	211,441	-
Deng Rong Zhou	former CEO	Advances for payment of U.S. Professional Fee	2,748,260	1,953,169
Deng Hua Zhou	CEO	Advances for operational purpose	289,572	86,258
Jian Zhou	Chairman	Advances for operational purpose	436,444	413,989
Zhimin Feng	Legal representative of Jingshan Sanhe	Advances for operational purpose	1,191	-
Wei Gu	General manager of Xiangtian Zhongdian	Advances for operational purpose	6,863	-
Total			$4,230,118	$2,853,068

c.	Investment payables – related parties (See Note 3)

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 – Significant customer, former related party

Prior to April 10, 2014, Deng Rong Zhou, the Company’s former CEO, owned 70%, and Zhou Jian, the Company’s Chairman, owned the remaining 30% of an entity called Xianning Lucksky Aerodynamic Electricity (“Property Owner/Lessor”). Through April 10, 2014, Property Owner/Lessor’s primary asset was a land use right for approximately 70 acres of land located in Xianning, Hubei Province, PRC. On April 8, 2014, Deng Rong Zhou sold his 70% share interest in Property Owner/Lessor to an individual, and Zhou Jian sold his 30% share interest in Property Owner/Lessor to another individual. The two individuals are unrelated to Deng Rong Zhou or Jian Zhou, or any member of management of the Company, or any of its consolidated subsidiaries or VIE. As such, as of April 8, 2014, the Company, or any of its shareholders, had no relationship to the Xianning Lucksky Aerodynamic Electricity (Property Owner/Lessor).

During the years ended July 31, 2018, 2017, and in the years prior to it, the Company entered into a series of sales contracts with the Property Owner/Lessor and other contracts on two buildings owned by Xianning Lucksky Aerodynamic Electricity (Property Owner/Lessor). These contracts represented approximately $1,156,000, $6,800,000 and $8,700,000 of the Company’s revenue during the years ended July 31, 2018, 2017 and 2016 respectively.

On July 27, 2016, Xianning Xiangtian entered into a rental agreement with Xianning Lucksky Aerodynamic Electricity to lease 4,628 square meters space in a factory in Xianning, Hubei Province, PRC. The space is leased for a rent of $83,132 (RMB 555,360) per year. The lease expires on July 31, 2018, and the Company terminated the lease early in February 2018 when the Company through Xiangtian Zhongdian signed another lease agreement which expires on February 5, 2019 with a rent of approximately $25,000 (RMB 168,922). During the years ended July 31, 2018, 2017 and 2016, rent expense related to these leases was $51,243, $81,480 and $0, respectively.

On July 27, 2018, Xianning Xiangtian entered into a lease with Xianning Lucksky Aerodynamic Electricity Ltd. The space in the factory in Xianning in Hubei province being leased is 3,128 square meters. The factory space is leased for a rent of approximately $17,000 (RMB 114,172) per year from August 1, 2018 to July 31, 2020 and is subject to renewal with a prior one-month written notice.

Note 14 – Employee benefits government plan

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. PRC labor regulations require the Company to pay to the local labor bureau a monthly contribution calculated at a stated contribution rate based on the basic monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. At July 31, 2018 and 2017, the outstanding amount due to the local labor bureau was $174,971 and $126,409, respectively, and is included in Other Payables and Accrued Liabilities on the accompanying balance sheets.

Note 15 – Income taxes

Income tax

United States

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. As the Company has a July 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28.6% for the Company’s fiscal year ending July 31, 2018, and 21% for subsequent fiscal years. Accordingly, we have remeasured the Company’s deferred tax assets on net operating loss carryforwards in the U.S at the lower enacted cooperated tax rate of 21%. However, this remeasurement has no effect on the Company’s income tax expenses as the Company has provided a 100% valuation allowance on its deferred tax assets previously.

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOL carryforwards and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to December 31, 2017 which the Company has foreign cumulative losses at December 31, 2017.

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

British Virgin Islands

Xiangtian BVI is incorporated in the British Virgin Islands and is not subject to tax on income or capital gains under current British Virgin Islands law. In addition, upon payments of dividends by these entities to their shareholders, no British Virgin Islands withholding tax will be imposed.

Hong Kong

Xiangtian HK is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 16.5% in Hong Kong. The Company did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception. Under Hong Kong tax law, Xiangtian HK is exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

PRC

The Company PRC subsidiaries and VIEs are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), Chinese enterprises are subject to income tax at a rate of 25% after appropriate tax adjustments.

Significant components of the income tax expense consisted of the following for the years ended July 31:

	2018	2017	2016
Federal	$-	$-	$-
State	-	-	-
PRC	170,678	263,025	196,099
Total current	170,678	263,025	196,099
Federal	-	-	-
State	-	-	-
PRC	9,469	(104,784)	30,583
Total deferred	9,469	(104,784)	30,583
Provision for income tax	$180,147	$158,241	$226,682

Reconciliation of effective income tax rate is as follows for the years ended July 31:

	2018	2017	2016

Statutory U.S. tax rate	(28.6)%	(34.0)%	(34.0)%
Effect of PRC statutory tax rate	3.6%	9.0%	9.0%
Less: valuation allowance	35.3%	27.5%	52%
Deferred tax expense	(0.8)%	2.4%	8.0%
Nondeductible and nontaxable items	6.6%	(1.3)%	24.4%
Tax expense	16.1%	3.6%	59.4%

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax assets as of July 31, 2018 and 2017 are approximately as follows:

	2018	2017

Deferred tax assets:
Net operating loss carry forwards	$911,400	$854,000
Accounts receivable allowance	343,500	348,800
Impairment charges	-	435,400
Accrued liabilities	50,600	148,600
Warranty and other	16,400	19,300
Deferred tax assets before valuation allowance	1,321,900	1,806,100
Less: valuation allowance	(1,321,900)	(1,806,100)
Net deferred tax assets	$-	$-

As of July 31, 2018, the Company had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $3,161,200 that expire beginning in 2029 to 2038 with deferred tax assets of approximately $663,900. As of July 31, 2018, the Company had approximately $970,800 of NOLs related to its PRC subsidiaries and VIEs that expire in years 2019 through 2023 with deferred tax assets of approximately $242,700. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

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

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other Income (Expense)” in the statement of operations. Penalties would be recognized as a component of “General and Administrative Expenses” in the statement of operations. For the year ended July 31, 2018, $2,783 of estimated interest costs and $80,000 of estimated penalty were recorded in relation to the Company’s late filing of July 31, 2016 and 2017 corporation income tax return. No interest or penalties on unpaid tax were recorded during the years ended July 31, 2017 and 2016, respectively. As of July 31, 2018, and 2017, other than discussed above, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Note 16 – Commitments and contingencies

Operating leases

The total future minimum lease payments under the non-cancellable operating leases as of July 31, 2018 are payable as follows:

Year ending July 31,	Minimum lease payment
2019	$660,819
2020	582,392
2021	581,469
2022	581,469
2023	433,237
Thereafter	92,243
Total minimum payments required	$2,931,629

Rental expense of the Company for the year ended July 31, 2018, 2017 and 2016 were $304,663, $212,610 and $127,835, respectively.

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Purchase commitment

The total future minimum purchase commitment under the non-cancellable purchase contracts as of July 31, 2018 are payable as follows:

Year ending July 31,	Minimum purchase commitment
2019	$130,695
Thereafter	-
Total minimum payments required	$130,695

Contingencies

On September 23, 2013, the Company issued 60,000,000 shares of restricted common stock at $0.001 per share to Mr. Roy Thomas Phillips, who was then a consultant to the Company and later served as the acting CFO of the Company beginning July 29, 2014, and two other non-related parties obtained a total of 7,000,000 shares of restricted common stock. The shares were issued in contemplation of a secondary offering. The Company takes the position that these shares should be cancelled since no secondary offering was consummated. The Company is taking steps to have these shares canceled. The Company valued the 67,000,000 shares of common stock issued at $67,000 as there was no market for the Company’s common stock and it has limited or no trading; and there is thought to be minimal value in the Company at the time of issuance, therefore the par value is thought to match the assumed market price of the Company’s common stock which is at $0.001 per share. The Company might incur additional expenses to have these shares canceled. On July 24, 2015, 7,000,000 shares issued to two other non-related parties were cancelled. For the years ended July 31, 2018, 2017, and 2016, the dilutive effect of not canceling the 60,000,000 shares is incorporated in the consolidated financial statements as the Company recorded such shares as issued and outstanding. For the years ended July 31, 2018 and 2017, not canceling the 60,000,000 shares has an anti-dilutive effect. The loss per share for the year ended July 31, 2016 remained $0.00, with the dilutive effect of not canceling such shares. If the shares are not voluntarily returned for cancellation, the Company will need to commence litigation in Delaware to obtain a judgment to cancel the shares for lack of consideration. At this time, the Company is unable to estimate the cost such litigation if it takes place.

Variable interest entity structure

In the opinion of management, (i) the corporate structure of the Company is in compliance with existing PRC laws and regulations; (ii) the Contractual Arrangements are valid and binding, and do not result in any violation of PRC laws or regulations currently in effect; and (iii) the business operations of Xiangtian Shenzhen and the VIE are in compliance with existing PRC laws and regulations in all material respects.

However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Accordingly, the Company cannot be assured that PRC regulatory authorities will not ultimately take a contrary view to the foregoing opinion of its management. If the current corporate structure of the Company or the Contractual Arrangements is found to be in violation of any existing or future PRC laws and regulations, the Company may be required to restructure its corporate structure and operations in the PRC to comply with changing and new PRC laws and regulations. In the opinion of management, the likelihood of loss in respect of the Company’s current corporate structure or the Contractual Arrangements is remote based on current facts and circumstances.

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 – Stockholders’ equity

In June 2017, the Board of Directors adopted a stock incentive plan named Xiangtian (USA) Air Power Co. Ltd. 2017 Stock Incentive Plan (the “Plan”) with 30 million shares ready for issuances.

As of July 31, 2018, we had not made any awards under the Plan. In the future, we may adopt and establish an equity incentive plan pursuant to which awards may be granted if the Company’s Compensation Committee determines that it is in the best interests of the Company’s stockholders and the Company to do so.

Note 18 – Concentrations

Customer concentration risk

For the year ended July 31, 2018, three customers accounted for 23.3%, 19.1% and 15.0% of the Company’s total revenues. For the year ended July 31, 2017, two customers accounted for 71.4% and 11.8% of the Company’s total revenues. For the year ended July 31, 2016, one customer accounted for 80.3% of the Company’s total revenues.

As of July 31, 2018, three customers accounted for 32.0%, 15.0% and 12.3% of the total balance of accounts receivable. As of July 31, 2017, two customers accounted for 62.4% and 10.2% of the total balance of accounts receivable.

Vendor concentration risk

For the year ended July 31, 2018, four vendors accounted for 19.0%, 18.3%, 15.4% and 10.9% of the Company’s total purchases. For the year ended July 31, 2017, four vendors accounted for 13.6%, 11.6%, 11.2% and 10.9% of the Company’s total purchases. For the year ended July 31, 2016, two vendors accounted for 66.5% and 12.9% of the Company’s total purchases.

As of July 31, 2018, four vendors accounted for 29.8%, 15.7%, 14.0% and 11.7% of the total balance of accounts payable. As of July 31, 2017, three vendors accounted for 34.8%, 21.1% and 13.7% of the total balance of accounts payable.

Note 19 – Segment reporting

Starting in April 2018, the Company’s chief operating decision maker begins to evaluate performance and to determine resource allocations based on a number of factors, the primary measure being income from operations of the Company’s six reportable divisions in the PRC: Sanhe Xiangtian, Xianning Xiangtian, Xiangtian Zhongdian, Jingshan Sanhe, Hubei Jinli, and Tianjin Jiabaili, which does not has any operations as of July 31, 2018. Prior period numbers are broken down for comparative purpose.

These reportable divisions are consistent with the way the Company manages its business, each division operates under separate management groups and produces discrete financial information. The accounting principles applied at the operating division level in determining income (loss) from operations is generally the same as those applied at the consolidated financial statement level.

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

The following represents results of division operations for the years ended July 31, 2018, 2017 and 2016:

	2018	2017	2016
Revenues:
Sanhe Xiangtian	$9,488,621	$9,472,865	$10,839,955
Xianning Xiangtian	946,780	48,506	-
Jingshan Sanhe	909,713	-	-
Xiangtian Zhongdian	3,682,011	-	-
Hubei Jinli	242,663	-	-
Consolidated revenues	$15,269,788	$9,521,371	$10,839,955

	2018	2017	2016
Gross profit:
Sanhe Xiangtian	$1,678,488	$910,106	$1,197,152
Xianning Xiangtian	250,714	68,058	-
Jingshan Sanhe	225,038	-	-
Xiangtian Zhongdian	445,710	-	-
Hubei Jinli	38,374	-	-
Consolidated gross profit	$2,638,324	$978,164	$1,197,152

	2018	2017	2016
Income (loss) from operations:
Sanhe Xiangtian	$385,643	$(3,653,553)	$(278,728)
Xianning Xiangtian	(394,376)	(436,327)	(742)
Jingshan Sanhe	34,279	-	-
Xiangtian Zhongdian	267,118	-	-
Hubei Jinli	(125,633)	-	-
Tianjin Jiabaili	(23,784)	-	-
All four holding entities	(992,678)	(325,589)	(247,241)
Consolidated loss from operations	$(849,431)	$(4,415,469)	$(526,711)

	2018	2017	2016
Net income (loss) attributable to controlling interest:
Sanhe Xiangtian	$274,981	$(3,688,902)	$(263,054)
Xianning Xiangtian	(650,479)	(436,007)	(742)
Jingshan Sanhe	25,006	-	-
Xiangtian Zhongdian	156,059	-	-
Hubei Jinli	(161,799)	-	-
Tianjin Jiabaili	(23,817)	-	-
All four holding entities	(986,256)	(439,250)	(344,388)
Consolidated net loss attributable to controlling interest	$(1,366,305)	$(4,564,159)	$(608,184)

	2018	2017	2016
Depreciation and amortization expenses:
Sanhe Xiangtian	$260,404	$261,585	$266,773
Xianning Xiangtian	69,932	20,137	-
Jingshan Sanhe	1,345	-	-
Xiangtian Zhongdian	100,468	-	-
Hubei Jinli	79,178	-	-
Tianjin Jiabaili	16,521	-	-
Consolidated depreciation and amortization expenses	$527,848	$281,722	$266,773

	2018	2017	2016
Interest expense:
Sanhe Xiangtian	$12,827	$-	$-
Xianning Xiangtian	256,048	-	-
Hubei Jinli	30,920	-	-
Consolidated interest expense	$299,795	$-	$-

Xiangtian (USA) Air Power Co. Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

	2018	2017	2016
Capital expenditures:
Sanhe Xiangtian	$97,534	$1,940,552	$91,814
Xianning Xiangtian	2,987	48,643	-
Jingshan Sanhe	450,249	-	-
Xiangtian Zhongdian	36,076	-	-
Hubei Jinli	1,154	-	-
Consolidated capital expenditures	$588,000	$1,989,195	$91,814

Total assets of each division as of July 31, 2018 and 2017 consist of the following:

	2018	2017
Total assets:
Sanhe Xiangtian	$11,355,619	$10,756,296
Xianning Xiangtian	4,689,100	2,314,052
Jingshan Sanhe	3,513,449	-
Xiangtian Zhongdian	12,620,210	-
Hubei Jinli	22,489,702	-
Tianjin Jiabaili	4,111,706	-
All four holding entities	248,164	288,511
Consolidated assets	$59,027,950	$13,358,859

Note 20 – Quarterly unaudited results

The results of operations by quarter for the years ended July 31, 2018, 2017 and 2016 are as follows:

	2018
	(in thousands, except per share information)
	Q1	Q2	Q3	Q4
Net revenue	$355	$232	$424	$14,259	*
Gross profit	$38	$57	$115	$2,428	*
Net income (loss)	$(856)	$(669)	$(682)	$841
Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

*During the quarter ended July 31, 2018, the Company recognized sales and installation of power generation systems of approximately $2.1 million with gross profit of approximately $343,000 and sales of products of approximately $1.5 million with gross profit of approximately $245,000, which the completion of installation and delivery of products were occurred during the quarter ended July 31, 2017. These revenues were contributed from the same customer and being deferred and recognized during the quarter ended July 31, 2018 mainly due the collectability were assured after additional inspections of the Company’s projects and products with payment approval in September 2018 before the issuance of the Company’s year ended July 31, 2018 financial statements. The Company also performed impairment testing on the deferred cost (See Note 7) as of July 31, 2017 and determined no allowance on deferred cost were deemed necessary as the Company’s products can easily be dismantled and resold above its deferred cost if the Company were unable to pass the second inspections.

	2017
	(in thousands, except per share information)
	Q1	Q2	Q3	Q4
Net revenue	$87	$966	$3,277	$5,191
Gross profit	$15	$132	$512	$319
Net loss	$(651)	$(321)	$(109)	$(3,483)
Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

	2016
	(in thousands, except per share information)
	Q1	Q2	Q3	Q4
Net revenue	$66	$3	$8,940	$1,831
Gross profit	$5	$1	$983	$208
Net income (loss)	$(212)	$(226)	$279	$(449)
Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

On June 28, 2018, the Company dismissed its independent registered public accounting firm, Weinberg & Company, P.A. (“Weinberg”). The Company’s Audit Committee approved the dismissal of Weinberg as the Company’s independent registered public accounting firm. The audit report of Weinberg on the Company’s consolidated financial statements for the fiscal year ended July 31, 2017 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles, except that Weinberg’s report on the Company’s financial statements for the year ended July 31, 2017 contained an explanatory paragraph stating that there was substantial doubt as to the Company’s ability to continue as a going concern.

In the fiscal year ended July 31, 2017 and in the subsequent interim period through June 28, 2018, there were no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of Weinberg, would have caused Weinberg to make reference to the matter in its report on the financial statements for the fiscal year ended July 31, 2017.

In the fiscal year ended July 31, 2017 and in the subsequent interim period through June 28, 2018, there were no “reportable events” (as described in Item 304(a)(1)(v) of Regulation S-K), except that, as reported in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017 (the “2017 10-K”), the Company reported material weaknesses in its internal control over financial reporting during such period. As disclosed in the 2017 10-K, the Company concluded that its internal control over financial reporting was not effective as of July 31, 2017 due to the existence of material weaknesses in the Company’s internal control over financial reporting related to (i) ineffective control environment; (ii) ineffective controls over financial statement close and reporting process; (iii) inadequate controls over recording of sales and accounts receivable; (iv) inadequate controls over inventory valuation; (v) inadequate controls over the evaluation of prepayments; (vi) inadequate controls over the depreciation of property and equipment and (vii) inadequate controls over information technology. Weinberg’s report on the effectiveness of the Company’s internal control over financial reporting as of July 31, 2017, which was included in the 2017 10-K, contained an adverse opinion thereon.

Weinberg was not the Company’s independent registered public accounting firm during the fiscal year ended July 31, 2016.

Effective upon the dismissal of Weinberg, the Company, as authorized by the Audit Committee, engaged Friedman LLP (“Friedman”) as the new independent registered public accounting firm of the Company.

During the two most recent fiscal years, ended July 31, 2017 and July 31, 2016 and for the period from August 1, 2017 through June 28, 2018, neither the Company nor anyone on its behalf consulted Friedman regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Company’s financial statements, nor has Friedman provided to the Company a written report or oral advice regarding such principles or audit opinion; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in Item 304(a) (1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2018.

Under Rule 13a-15(e) and 15d-15(e), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures and concluded that our disclosure controls and procedures as of July 31, 2018 were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

The Company’s management has determined that the Company’s internal control over financial reporting as of July 31, 2018 was ineffective. Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

Ineffective control environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (ii) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements; (iii) had inadequate segregation of duties consistent with control objectives; and (iv) did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of closing checklists, budget-to-actual analyses, balance sheet variation analysis, proforma financial statements, and the usage of key spreadsheets for monitoring. Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.

Ineffective controls over our financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; (ii) did not have controls to monitor and provide appropriate oversight of a third-party consulting firm used to prepare its financial statements, and (iii) did not have effective controls over the completeness, existence and accuracy of related party disclosures.

Inadequate controls over recording of sales and accounts receivable. The Company did not maintain effective controls over the completeness, accuracy, and valuation of revenue and accounts receivable. Specifically, the Company had not implemented effective controls to ensure that (i) that all revenue recognition criteria have been satisfied prior to revenue being recognized, including that collectability is reasonably assured; (ii) sales invoices are prepared and issued in a timely manner; (iii) the aging of accounts receivables is monitored to verify the completeness and accuracy of computations for the valuation of accounts receivables reserves; (iv) the analysis of the completed contract verse the percentage of completion method of accounting for contract revenues is accurate and complete; (v) the Company didn’t have written confirmation of receipt from the customers regarding some product sales; and (vi) the Company didn’t establish formal procedures to update customer information in the finance system.

Inadequate controls over inventory valuation. The Company did not maintain effective controls over the completeness and accuracy of our accounting estimates related to inventory. Specifically, documented processes do not exist for adjustments for excess, defective and obsolete inventory and lower of cost or net realized value considerations.

Inadequate controls over tax return filing. The Company did not file tax returns timely.

Inadequate controls over interest expense accrual. The Company did not maintain effective controls over the accuracy of interest expense. Specifically, documented processes do not exist to accrue interest expense in a timely manner.

Inadequate controls over business acquisitions and investments. The Company did not have a formal policy and procedures in place on business acquisitions and investments.

Inadequate controls over information technology. (i) Formal policy regarding user management and system backup hadn’t been established; (ii) Approval process of account opening on finance application wasn’t documented; (iii) Periodic account review on finance system were missing; (iv) Administrator account application access and data base was shared by finance team; (v) Reviewing of the operation log of finance system was missing; (vi) Proper password policy for finance system was not in place; (vii) Appropriate security control on access to operating system was missing; (viii) Backup status review and availability testing on backup data weren’t conducted on regular basis.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) as the framework to evaluate effectiveness. Because of the material weaknesses described above, management believes that, as of July 31, 2018, the Company’s internal control over financial reporting was not effective based on those criteria.

Management is committed to remediating the material weaknesses in a timely fashion. We have begun the process of executing remediation plans to address the material weaknesses above in internal control over financial reporting. Specifically, we established Audit Committee and Nominating and Corporate Governance Committee and Compensation Committee in July 2017. We have engaged a third-party consultant to start the internal control implementation project since 2017. We have taken and are implementing the following measures to further address the material weakness include:

(i)We plan to establish a desired level of corporate governance with regard to identifying and measuring the risk of material misstatement. We are setting up a key monitoring mechanism including independent directors and audit committee to oversee and monitor Company’s risk management, business strategies and financial reporting procedure.

(ii) We appointed a suitable and qualified Chief Financial Officer in July 2018.

(iii) We plan to hire another third-party consultant to further help the Company establish and maintain an effective control environment, enhance our process and internal control related to sales, account receivables and inventory and establish comprehensive accounting policies and procedures.

(iv) We will hold regular seminars, briefings and training sessions for accounting department employees with U.S. GAAP knowledge.

The Company’s independent registered public accounting firm, Friedman LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 15, Page F-5 of this Form 10-K.

Our management, including our Chief Executive Officer and Chief Financial Officer, believes the measures described above and others that will be implemented will remediate the control deficiencies identified and will strengthen our internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review our financial reporting controls and procedures. We do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of the Company:

The following are our officers and directors as of the date hereof. Some of our officers and directors are residents of the PRC and, therefore, it may be difficult for investors to effect service of process within the U.S. upon them or to enforce judgments against them obtained from the U.S. courts.

Name	Age	Position
Zhou Deng Hua	51	Chief Executive Officer, General Manager of Sanhe Xiangtian
Zhou Jian	41	Chairman of the Board, General Manager and Director of the Company, Executive Director of Sanhe Xiangtian
Marco Ku Hon Wai	44	Director of the Company
Yizhao Zhang	48	Director of the Company
Jiehua Zhang	45	Director of the Company
Yanhong Xue	46	Chief Financial Officer
David Chen	53	Chief Operating Officer
Zhiqi Zhang	53	General Counsel and Deputy General Manager of Sanhe Xiangtian

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director, executive officer and key employees of our company, indicating his or her principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

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

Zhou Jian has served as our Chairman of the Board since July 29, 2014, our General Manager since May 15, 2012 and a member of our Board of Directors since June 2, 2012 and the Executive Director of Sanhe Xiangtian since April 12, 2014. From2005 to 2009, Mr. Zhou has been the Chief Financial Officer of Hong Kong Xiangtian International Investment Group Co., Ltd. In addition, he has been the Chairman of the Board of Directors of Xiangtian Kelitai Air Power Machinery Ltd. (“Xiangtian Keltai”) from 2011 to 2012 and the Chairman of the Board of Directors of Beijing Xiangtian Hua-Chuang Air Power Science and Technology Institute Co., Ltd. (“Hua-Chuang”) since March 2012. Xiangtian Keltai is involved in air power research and development. Hua-Chuang is currently dormant. Mr. Zhou received a Bachelor’s degree in Accounting from Southwest Finance University (China). Mr. Zhou has extensive experience in finance and accounting, which we believe makes him well qualified to sit on our Board of Directors.

Marco Ku Hon Wai has served as a director of the Company since June 2017. Mr. Ku is the founder of Sensible Investment Company Limited, an investment consulting firm based in Hong Kong founded in 2013. Mr. Ku has served on the Board of Directors of Orient Paper, Inc. (NYSE MKT: ONP) since November 2014. He was previously Chief Financial Officer of Borneo Resource Investments Limited (OTC: BRNE) from October 2014 to July 2015 and China Marine Food Group Limited (OTC: CMFO) from July 2007 to October 2013, respectively. Prior to his position at China Marine Food Group Limited, Mr. Ku cofounded KISS Catering Group, a food and beverage business in Beijing from October 2005 to April 2007. Mr. Ku worked at KPMG LLP from 1996 to 2000, where his last held position was Assistant Manager. Mr. Ku received a bachelor’s degree in finance from the Hong Kong University of Science and Technology in 1996, and is currently a fellow member of the Hong Kong Institute of Certified Public Accountants. Mr. Ku is qualified to be a member of our Board of Directors due to his extensive experience in the field of finance.

Yizhao Zhang has served as a director of the Company since June 2017. He has been a director of China Carbon Graphite Inc. since 2009. He is also a director of Kaisa Group Holdings Ltd. (HK: 1638) and HH Biotechnology Holdings Company (OTC BB: HHBT). Mr. Zhang has over 18 years of experience in accounting and internal control, corporate finance, and portfolio management. Previously, Mr. Zhang was the CFO or director at various public companies listed in the US, Hong Kong and Tokyo. Mr. Zhang also had experiences in portfolio management and asset trading at Guangdong South Financial Services Corporation from 1993 to 1999. He is a Certified Public Accountant of the State of Delaware, and a member of the American Institute of Certified Public Accountants. He also has the Chartered Global Management Accountant designation. Mr. Zhang graduated with a bachelor’s degree in economics from Fudan University, Shanghai in 1992 and received a Master of Business Administration with concentrations in financial analysis and accounting from the State University of New York at Buffalo in 2003. Mr. Zhang is qualified to be a member of our Board of Directors due to his extensive experience in the field of management.

Jiehua Zhang has served as a director of the Company since June 2017. Ms. Zhang has over 10 years of experience in accounting. Ms. Zhang has been the financial manager for Cheung Hong Source Co. Ltd. since 2014. She was the financial manager of Luck Sky International Investment Holding Limited from 2012 to 2014. Ms. Zhang worked as an accountant at the Finance Department of Sanbaimen Administrative Committee from 1997 to 2012, after she earned her bachelor’s degree in administration management from Sun Yat-Sen University. Ms. Zhang is qualified to be a member of our Board of Directors due to her extensive experience in the field of finance and accounting.

Yanhong Xue has served as Chief Financial Officer of the Company since July 2018. She is a Partner at Wall Street CPA Services, LLC, a middle market accounting and advisory firm, since October 2010. While at Wall Street CPA Services, LLC, she served as Chief Financial Officer of General Agriculture Corp. (OTCBB: GELT), an agriculture company, from July 2013 to April 2017, and Chief Financial Officer of China For-Gen Corp., a biotechnology company, and Vice President in Finance of Huifeng Bio-Pharmaceutical Technology (OTCBB: HFGB), a pharmaceutical company. Prior to that, she was a senior manager in the SEC Audit Services department of Acquaella, Chiarelli, Shuster, Berkower & Co., LLP, a certified public accounting & advisory firm, from September 2007 to October 2010. Ms. Xue received a bachelor’s degree in history from Peking University and a master’s degree in accounting from State University of New York at Binghamton. She is a Certified Public Accountant in the State of New York and a member of American Institute of Certified Public Accountants.

David Chen has served as Chief Operating Officer of the Company since July 2018. He has served as Executive Director of Asia Pacific at American Software Capital, a Financial Advisory Company, since July 2017, as Executive Director of Asia Pacific at Federal Aerospace Holdings Group, a general aviation development company since September 2015, as President of Sino Tech Jiu-Ding Energy Development Co., Ltd., a shale oil technology company, since May 2016, and as President of Inner Mongolia Aero Motor Group, a low-speed electric vehicle manufacturing company, since December 2017. He previously served as President of American Franchise Development Group from May 1998 to March 2008, and as Property Claims Manager at Transtate Insurance Company, a New York State Property & Casualty Insurer from June 1991 to July 1998. Mr. Chen received a master’s degree in Asian Studies from St. John’s University and an Executive degree in business administration from Tuck School of Business at Dartmouth. Mr. Chen obtained his bachelor’s degree in computer science from Southern Connecticut State University. He is licensed as a New York State real estate salesperson and a New York State general adjuster. Mr. Chen has received numerous awards for his business achievement, such as Minority Retailer of the Year in 2006 by U.S. Department of Commerce, Minority Business Development Agency, Overseas Chinese Model Businessman of the Year in 2006 by Republic of China (Taiwan), Businessman of the Year in 2007 by National Republican Congressional Committee Business Advisory Committee.

Zhiqi Zhang has served as our General Counsel since April 30, 2016 and Vice General Manager of Sanhe Xiangtian since July 2016. Before that, he served as the Chief Executive Officer since July 29, 2014 and our Acting Chief Financial Officer since April 7, 2015. Mr. Zhang has approximately 22 years’ experience in the legal industry. Mr. Zhang worked as an attorney at Heibei Jianan Law Firm from 2008 through July 31, 2014, when he ceased all operational activities at the firm, but has kept his attorney position at the firm while he works full time for the Company. Heibei Jianan Law Firm has served as the Company’s outside general counsel since May 2013 and the outside general counsel for Sanhe City Lucksky Electrical Engineering Co., Ltd. since January 2014. Between 2000 and 2008, Mr. Zhang was an attorney at Hebei Landao Law Firm. From 1992 to 2000, Mr. Zhang was an attorney at Heibei Chengde Second Law Firm.

No agreements or arrangements were entered into by us in connection with the appointment of the foregoing persons as our officers and directors. None of such persons has previously entered into any transaction with us.

Family Relationships

There are no family relationships, between or among any of our directors and executive officers except that Zhou Deng Hua is Zhou Jian’s uncle.

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

Board Committees

The Board of Directors is composed of five directors: Mr. Zhou Jian, Mr. Zhou Deng Hua, Mr. Marco Wai Ku Hon, Mr. Yizhao Zhang and Ms. Jiehua Zhang. All board action requires the approval of a majority of directors in attendance at a meeting at which a quorum is present.

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

On June 22, 2017, the Company established an Audit Committee of the Board. Mr. Marco Hon Wai Ku, Mr. Yizhao Zhang, and Ms. Jiehua Zhang were elected to be members of the Audit Committee and will serve on the Audit Committee until their successors are duly elected and qualified. Mr. Marco Hon Wai Ku was elected to be the chairman of the Audit Committee. Our Board of Directors has determined that Marco Hon Wai Ku qualify as audit committee financial experts as defined by Securities and Exchange Commission rules, based on his education, experience and background.

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

Director Independence

The Board of Directors evaluates the independence of each nominee for election as a director of our Company in accordance with the Nasdaq listing rules of the NASDAQ Stock Market LLC. The Board of Directors has determined that all members of our Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee are independent directors.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of Section 16(a) forms furnished to the Company, the Company believes that all applicable Section 16(a) filling requirements were met during the year ended July 31, 2018, except that Yanhong Xue, Chief Financial Officer, and David Chen, Chief Operating Officer, each were late in filing a Form 3, Zhou Jian, Director and greater than 10% stockholder, was late in filing Form 4.

Code of Ethics

We adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. Our Standards of Business Conduct and Finance Code of Professional Conduct apply to our officers, directors and all employees. Our Standard of Business Conduct provides guidelines to employees to report any suspected or known violations of the Finance Code of Professional Conduct, the Standards of Business Conduct, or other Company policies. Under the Code of Ethics and Standards of Business Conduct, all employees will:

●	Act with honesty and integrity, avoiding actual or apparent conflicts of interest in their personal and professional relationships.

●	Provide shareholders with information that is accurate, complete, objective, fair, relevant, timely, and understandable, including information in our filings with and other submissions to the U.S. Securities and Exchange Commission and other public bodies.

●	Comply with rules and regulations of federal, state, provincial and local governments, and of other appropriate private and public regulatory agencies.

●	Action in good faith, responsibly, with due care, competence, and diligence, without misrepresenting material facts or allowing one’s independent judgment to be subordinated.

●	Respect the confidentiality of information acquired in the course of one’s work except when authorized or otherwise legally obligated to disclose.

●	Not use confidential information acquired in the course of one’s work for personal advantage.

●	Share knowledge and maintain professional skills importance and relevancy to shareholders’ needs.

●	Proactively promote and be an example of ethical behavior as a responsible individual among peers, in the working environment and the community.

●	Exercise responsible use, control, and stewardship over all Company assets and resources that are employed by or entrusted to us.

●	Not coerce, manipulate, mislead, or unduly influence any authorized audit or interfere with any auditor engaged in the performance of an internal or independent audit of Company’s system of internal controls, financial statements, or accounting books and records.

This Finance Code of Professional Conduct embodies principles which we are expected to adhere to and advocate. These principles of ethical business conduct encompass rules regarding both individual and peer responsibilities, as well as responsibilities to the Company’s shareholders and the public. The Chief Executive Officer, Chief Financial Officer, and all employees are expected to abide by the Code of Ethics. Any violations of the Finance Code of Professional Conduct may result in disciplinary action, up to and including termination of employment.

Our Code of Ethics will be provided in print without charge to any stockholder who submits a request in writing to our address. Any amendment to and waivers from the Code of Ethics with respect to the Company’s Chief Executive Officer or Chief Financial Officer will be posted on the Company’s website.

ITEM 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Background and Compensation Philosophy

Our Compensation Committee consists of Zhou Jian, Marco Wai Ku Hon, Yizhao Zhang and Jiehua Zhang. Marco Wai Ku Hon, Yizhao Zhang, Jiehua Zhang are independent directors.

The Compensation Committee determines the compensation to be paid to our executive officers and the compensation payable to the key employees of Sanhe Xiangtian and Xianning Sane, our operating subsidiary based on our financial and operating performance and prospects. Each of the named officers will be measured by a series of performance criteria by the Board of Directors, or the compensation committee, on a yearly basis. Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

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

Elements of Compensation

The Board of Directors’ goal in determining compensation levels is to adequately reward the efforts and achievements of executive officers for the management of the Company. The Company has adopted a stock incentive plan named Xiangtian (USA) Air Power Co. Ltd. 2017 Stock Incentive Plan, but has no pension plan, non-equity incentive plan or deferred compensation arrangement. The Company has not used a compensation consultant in any capacity.

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

Employment Agreements

None of the executive officers except Yanhong Xue has an employment agreement with the Company. In the absence of such employment agreements, the PRC Labor Laws provide for employment related terms such as the term of employment, the provision of labor-related insurance, termination for cause, termination on 30 days’ notice and termination without notice and the labor-related benefits.

Effective October 26, 2018, the Company and Yanhong Xue entered into an employment agreement (the “Employment Agreement”). Under the Employment Agreement, Ms. Xue is entitled to a monthly salary of $12,500 for her services as Chief Financial Officer of the Company. Subject to the review and discretion of the board of directors of the Company, such compensation will increase by 10% annually. In addition, she is also entitled to participate in the Company’s equity incentive plans and other Company benefits, each as determined by the Board from time to time. Her employment has an initial term of three years and is subject to successive, automatic three-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term.

Pursuant to the Employment Agreement, the Company may terminate Ms. Xue’s employment for cause, at any time, without notice or remuneration, for certain acts, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to the detriment of the Company, or misconduct or a failure to perform agreed duties. In such case, Ms. Xue will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and her right to all other benefits will terminate, except as required by any applicable law. The Company may also terminate Ms. Xue’s employment without cause upon 30 days’ advance written notice. In such case of termination by the Company, the Company is required to provide the following severance payments and benefits to Ms. Xue: (1) a cash payment of 12 months of the Ms. Xue’s base salary as of the date of such termination; (2) a lump sum cash payment equal to a pro-rated amount of her target annual bonus for the year immediately preceding the termination; (3) payment of premiums for continued health benefits under the Company’s health plans for 3 months following the termination; and (4) immediate vesting of 100% of the then-unvested portion of any outstanding equity awards held by the Ms. Xue. Upon termination without cause, Ms. Xue is also be entitled to the amount of base salary earned and not paid prior to termination.

Pursuant to the Employment Agreement, Ms. Xue may terminate her employment at any time with 30 days’ advance written notice if (1) there is any significant change in her duties and responsibilities, (2) there is a material reduction in her annual salary, or (3) Ms. Xue believes it becomes difficult or impossible for her to perform to her professional satisfaction the tasks and responsibilities associated with the position for whatever reason Ms. Xue deems valid. In such case, Ms. Xue will be entitled to receive compensation equivalent to 3 months of her base salary. In addition, if the Company or its successor terminates the Employment Agreement upon a merger, consolidation, or transfer or sale of all or substantially all of the assets of the Company with or to any other individual(s) or entity, Ms. Xue shall be entitled to the following severance payments and benefits upon such termination: (1) a lump sum cash payment equal to 12 months of base salary at a rate equal to the greater of her annual salary in effect immediate1y prior to the termination, or her then current annua1 salary as of the date of such termination; (2) a lump sum cash payment equal to a pro-rated amount of target annual bonus for the year immediately preceding the termination; (3) payment of premiums for continued health benefits under the Company’s health plans for 3 months fo1lowing the termination; and (4) immediate vesting of 100% of the then-unvested portion of any outstanding equity awards held by Ms. Xue.

Elements of Compensation

Base Salary

We provide certain of our executive officers with a base salary. To date, we have relied upon Zhou Deng Hua, our Chief Executive Officer, also being a principal shareholder to align his interest in managing the Company with the interest of shareholders.

The Board of Directors awarded Mr. Zhou Deng Hua compensation at the rate of RMB 20,000 (approximately US$3,087) per month commencing in April 2016 for his services as our Chief Executive Officer, and he continues to be paid at such rate. Previously, Mr. Zhou received compensation at the rate of RMB 7,000 (approximately US$1,131) per month from September 2014 through March 2016 while he served as the Vice General Manger and Project Manager of the Company. Mr. Zhou received compensation at the rate of RMB 8,500 (approximately US$1,375) per month from June 2014 through August 2014.

The Board of Directors awarded Mr. Zhang Zhiqi compensation at the rate of RMB 20,000 (approximately US$3,087) per month commencing on April 2016, for his services as our General Counsel, and he continues to be paid at such rate. Previously, Mr. Zhang received compensation at the rate of RMB 60,000 (approximately US$9,663) per quarter from July 2014 through April 2016, for his services as the Chief Executive Officer and Acting Chief Financial Officer.

The Board of Directors awarded Ms. Xue, our Chief Financial Officer, an annual salary of $150,000, subject to an annual increase of 10%. Her employment commenced on July 21, 2018.

Under these agreements, either party may terminate the employment agreement in accordance with the China Employment Law. Upon termination, the executive officer is generally entitled to severance pay if allowed by the China Employment Law. Other than the salary and necessary social benefits required by the government, which are defined in the employment agreement, the Company does not provide other benefits to the officers and employees at this time.

Equity Incentives

In June 2017, the Board of Directors adopted a stock incentive plan named Xiangtian (USA) Air Power Co. Ltd. 2017 Stock Incentive Plan (the “Plan”).

The Plan is intended to benefit the stockholders of the Company by providing a means to attract, retain and reward individuals who can and do contribute to the longer-term financial success of the Company. Further, the recipients of stock-based awards under the Plan should identify their success with that of the Company’s shareholders and therefore will be encouraged to increase their proprietary interest in the Company. The Compensation Committee (the “Committee”) administers the Plan.

The Plan provides for the granting of up to 30,000,000 restricted shares, non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Code), stock appreciation rights (“SARs”), stock award and stock unit awards, performance shares and other cash or share-based awards. In the event of any merger, reorganization, recapitalization, stock split, stock dividend, or other change in corporate structure that affects our Common Stock, an adjustment may be made to the (a) maximum number of shares available for grants under the plan and/or kind of shares that may be delivered under the plan, (b) the individual award limits under the plan and (c) number, kind and/or price of shares subject to outstanding awards granted under the plan, by the Committee or the Board of Directors, to prevent dilution or enlargement of rights. Shares of stock covered by an award under the plan that is cancelled, expired, forfeited or settled in cash will again be available for issuance in connection with future grants of awards under the Plan.

The Committee or Board of Directors has broad authority to administer the plan, including the authority to determine when and to whom awards will be made, determine the type and size of awards, determine the terms and conditions of awards, construe and interpret the plan and award agreements, establish rates and resolutions for the plan’s administration, and amend outstanding awards. Generally, the plan is open to directors, employees and consultants who are selected by the Committee or Board of Directors.

The Plan may be amended, suspended or terminated at any time by our Board of Directors, provided that suspension or termination shall not of itself impair any outstanding award granted under the plan or the applicable participant’s rights regarding such award.

As of July 31, 2018, we had not made any awards under the Plan. In the future, we may adopt and establish an equity incentive plan pursuant to which awards may be granted if our Compensation Committee determines that it is in the best interests of our stockholders and the Company to do so.

Option Grants in the Last Fiscal Year

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal year ended July 31, 2018.

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Compensation Committee of our board of directors, or other committee serving an equivalent function. None of the members of our Compensation Committee has ever been our employee or one of our officers.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and, based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2018.

The Compensation Committee

Zhou Jian

Marco Wai Ku Hon

Yizhao Zhang

Jiehua Zhang

Summary Compensation Table

The following table sets forth the compensation paid by us for the fiscal years ended July 31, 2016, July 31, 2017, and July 31, 2018 for our principal executive officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Zhou Deng Hua	2018	$35,294	-	-	-	-	$35,294
CEO and Director(1)	2017	$35,714	-	-	-	-	$35,714
	2016	$20,988	-	-	-	-	$20,988

Zhou Jian	2018	$-	-	-	-	-	$-
General Manager and Director	2017	$-	-	-	-	-	$-
	2016	$-	-	-	-	-	$-

Zhiqi Zhang	2018	$35,294	-	-	-	-	$35,294
General Counsel(2)	2017	$35,714	-	-	-	-	$35,714
	2016	$37,038	-	-	-	-	$37,038

Yanhong Xue	2018	$12,500	-	-	-	-	$12,500
Chief Financial Officer

Paul Kam Shing Chiu	2018	$111,670	-	-	-	-	$111,670
Former Chief Financial Officer	2017	$90,500	-	-	-	-	$90,500
	2016	$-	-	-	-	-	$-

David Chen	2018	$-	-	-	-	-	$-
Chief Operating Officer

Marco Ku Hon Wai	2018	$42,000	-	-	-	-	$42,000
Director	2017	$3,500					$3,500
	2016	$-	-	-	-	-	$-

Yizhao Zhang	2018	$42,000					$42,000
Director	2017	$3,500					$3,500
	2016	$-	-	-	-	-	$-

Jiehua Zhang	2018	$42,000					$42,000
Director	2017	$3,500					$3,500
	2016	$-	-	-	-	-	$-

(1)	Prior to April 30, 2016, Zhou Deng Hua was Vice General Manager.

(2)	Prior to April 30, 2016, Zhiqi Zhang was Chief Executive Officer and Acting Chief Financial Officer.

Director Compensation

Effective as of June 23, 2017, Marco Hon Wai Ku, Mr. Yizhao Zhang, and Ms. Jiehua Zhang were elected as independent directors of the Company’s Board of Directors, with a term of office expiring at the Company’s next annual meeting of stockholders and the election of successors. Each independent director will receive US$3,500 per month as compensation for their services as independent directors of the Company’s Board of Directors. The board has not implemented a plan to award options to any director. The Company has entered into agreements with each independent Director with respect to such compensation.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth information regarding beneficial ownership of our Common Stock as of October 26, 2018 (i) by each person who is known to us to beneficially own more than 5% of our Common Stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated each stockholder has sole voting power and dispositive power with respect to the indicated shares.

Name & Address of Beneficial Owner(1)		Amount and
Executive Officers and		Nature of
Directors	Office, If Applicable	Beneficial Ownership		Percent of Class
Zhou Jian (2)	Chairman of the Board, General Manager and Director of the Company, Executive Director of Sanhe Xiangtian	261,662,740		44.3%
Zhou Deng Hua	Chief Executive Officer, General Manager of Sanhe Xiangtian	101,841,135		17.2%
Marco Hon Wai Ku	Director	0		0%
Yizhao Zhang	Director	0		0%
Jiehua Zhang	Director	0		0%
Yanhong Xue	Chief Financial Officer	0		0%
David Chen	Chief Operating Officer	0		0%
Global Select Advisors Ltd.		60,000,000	(3)	10.2%
Lifang Zhao		52,691,675		8.9%
Dong Chang Fu Qu Zheng, Jia Zhen Zhao JiaCun, 236, Liao Cheng, SH 252000, China
Executive officers and directors as a group		363,503,875		61.5%

(1)	Unless otherwise indicated, the address for each director and officer is c/o Lucky Sky International Investment Holdings Limited, Unit 602, Causeway Bay Common Bldg 1, Sugar Street, Causeway Bay, Hong Kong.

(2)	Mr. Zhou disclaims beneficial ownership of 8,191,260 shares owned by Zhou Deng Rong, his father.

(3)	On September 23, 2013, the Company issued 60,000,000 shares of restricted common stock at $0.001 per share to Mr. Roy Thomas Phillips, who was a consultant to the Company and then served as the acting CFO of the Company beginning July 29, 2014. The shares were subsequently transferred to Global Select Advisors Ltd., a company controlled by Mr. Phillips. The shares were issued in contemplation of a secondary offering. The Company’s position is that these shares should be cancelled since no secondary offering was consummated. Mr. Phillips advised the Company that he would return 55,000,000 shares for cancellation and that he is evaluating the 5,000,000 shares to make an accommodation with respect to such shares, but has made no specific request. The Company is taking actions to cancel the 60,000,000 shares.

Change of Control

There are currently no arrangements which would result in a change in control of us.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Sales to Related Parties

Sanhe Liguang Kelitai Equipment Ltd (“Sanhe Kelitai”)

In August 2016, Sanhe Xiangtian began three construction projects for installation of PV panels with Sanhe Kelitai. Sanhe Kelitai is majority (95%) owned by Zhou Jian, the Company’s Chairman of the Board. During the year ended July 31, 2017, revenue of $170,588 and costs of sales of $147,466 were recognized related to these projects. On July 31, 2017, costs in excess of billings of these contracts totaled $46,510.

For the year ended July 31, 2018, the Company had two construction projects for installation of PV panels with Sanhe Kelitai as well as sold various PV panels products to this related party. Revenue of $128,878 and costs of sales of $112,890 were recognized related to these projects.

Zhou Jian

For the year ended July 31, 2018, the Company had one construction project for installation of PV panels with Zhou Jian’s property. Revenue of $29,013 and costs of sales of $25,823 were recognized related to this project.

Leases with Related Parties

Sanhe Xiangtian leases its principal office, factory and dormitory from LuckSky Group in Sanhe City, Hebei Province, PRC. LuckSky Group is owned by Zhou Deng Rong, the Company’s former CEO. The space in the office, factory and dormitory being leased are 1296, 5160 and 1200 square meters, respectively. The office and factory space are leased for a rent of $105,053 (RMB 697,248) per year and the dormitory is leased for a rent of $19,527 (RMB 129,600) per year. The leases expire in April 30, 2024 and are subject to renewal with a prior two-month written notice. For the years ended July 31, 2018, 2017, and 2016, rent expense for the lease with Lucksky was $127,182, $125,930 and $127,835, respectively. At July 31, 2018 and 2017, the amount due under the leases was $515,234 and $399,652, respectively. On April 28, 2012, Zhou Jian obtained the right of usage to 44.3 acres of agricultural land where Sanhe Xiangtian’s principal office, factory and dormitory are located for 18 years and 8 months, starting May 1, 2012. The annual price paid for such usage rights is $5,200 (RMB 34,510).

Through August 1, 2015, Sanhe Xiangtian leased a second factory and office in Sanhe City from Sanhe Dong Yi Glass Machine Company Limited (Sanhe Dong Yi), which is owned by Zhou Deng Rong. On August 1, 2015, the lease was terminated, and at July 31, 2016, $246,060 of past rent was due Sanhe Dong Yi. During the year ended July 31, 2017, Sanhe Dong Yi agreed to forgive the liability. As the transaction was between the Company and Zhou Deng Rong, a related party, the Company accounted for the gain as a capital contribution. For the year ended July 31, 2016, rent expense for the lease with Sanhe Dong Yi was $211,701.

During year ended July 31, 2018, Sanhe Xiangtian leased another office in Sanhe City from Sanhe Dong Yi with the lease term expiring on June 14, 2019 for a rent of approximately $7,000 (RMB 48,000) per year. For the year ended July 31, 2018, rent expense for this lease with Sanhe Dong Yi was $22,149.

Related Party Balances

a.	Short-term loans – related parties

Name of Related Party	Relationship	Maturities	Interest rate	Collateral/ Guarantee	July 31, 2018	July 31, 2017

Denghua Zhou	Chief Executive Officer (CEO)	April 2019 & July 2019	None	None	$5,864,759	$-
Jian Zhou	Chairman	May 2019	None	None	703,771	-
Hubei Henghao Real Estate Development Co., Ltd.	Bin Zhou, son of CEO, is the executive director and generate manager	October 2018	12.00%	None	13,195,707	-
Hubei Henghao Real Estate Development Co., Ltd	Bin Zhou, son of CEO, is the executive director and generate manager	January 2019	4.75%	None	381,209	-
Total					$20,145,446	$-

b.	Other payables – related parties and directors:

Name of Related Party	Relationship	Nature	July 31, 2018	July 31, 2017

Lucksky Group	Owned by Zhou Deng Rong, former CEO	Lease payable	$515,234	$399,652
Sanhe Dong Yi	Owned by Zhou Deng Rong, former CEO	Lease payable	21,113	-
Hubei Hengyi Real Estate Development Co., Ltd.	Bin Zhou, son of CEO, is the generate manager	Interest payable	211,441	-
Zhou Deng Rong	Former CEO	Advances for payment of U.S. Professional Fee	2,748,260	1,953,169
Zhou Deng Hua	CEO	Advances for operational purpose	289,572	86,258
Zhou Jian	Chairman	Advances for operational purpose	436,444	413,989
Zhimin Feng	Legal representative of Jingshan Sanhe	Advances for operational purpose	1,191	-
Wei Gu	General manager of Xiangtian Zhongdian	Advances for operational purpose	6,863	-
Total			$4,230,118	$2,853,068

c.	Investment Payable – related parties

Name of Related Party	Relationship	Nature	July 31, 2018	July 31, 2017

Wenhe Han	Vice general manager of Tianjin Jaibaili	Payment for acquisition of Tianjin Jiabaili	$261,216	$-
Heping Zhang	General manager of Hubei Jinli	Payment for acquisition of Hubei Jinli	750,286	-
Total			1,011,502	-
Short-term			(507,143)	-
Long-term			$504,359	$-

Potential Conflicts of Interests

Except disclosed above, during the past three financial years:

a)	None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any material transaction to which we are a party.

b)	None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any company that carries the same business or similar trade which competes materially and directly with our existing business.

c)	None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any enterprise or company that is our major customer or supplier of goods or services.

d)	None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any material transaction we have undertaken within the last three years.

Review, Approval or Ratification of Transactions with Related Persons

We have not adopted policies or procedures for approval of related person transactions but review them on a case-by-case basis. We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

ITEM 14. Principal Accounting Fees and Services

	Year ended July 31,
	2018	2017
Audit Fees	$265,000	$180,000
Audit Related Fees	-	-
Tax Fees	5,500	-
All Other Fees	-	-
Total	$270,500	$180,000

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

Policy on Pre-Approval of Audit Services

Our audit committee pre-approves all services, including both audit and non-audit services, provided by our independent registered public accounting firm.

PART IV.

ITEM 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report

(1) All Financial Statements

The consolidated financial statements as listed in the accompanying “Index to Consolidated Financial Statements” are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3) Exhibits Required by Item 601 of Regulation S-K

No.	Description

2.1	Agreement and Plan of Merger dated May 25, 2012 by and between Goa Sweet Tours Ltd. and Xiangtian (USA) Air Power Co., Ltd. (1)

2.2	Certificate of Ownership and Merger dated May 29, 2012 (2)

2.3	Common Stock Purchase Agreement dated May 30, 2014 by and among Xiangtian (USA) Air Power Co., Ltd., Luck Sky (Hong Kong) Aerodynamic Electricity Limited and Zhou Jian (3)

2.4	Common Stock Purchase Agreement dated July 25, 2014 by and among Xiangtian (USA) Air Power Co., Ltd., Zhou Deng Rong and Zhou Jian (4)

3.1	Articles of Incorporation (5)

3.2	By-laws (6)

3.3	Certificate of Amendment of Certificate of Incorporation dated August 14, 2013 (7)

10.1*	English translation of Framework Agreement on Business Cooperation, dated as of September 30, 2018, by and between Xiangtian Shenzhen and Xianning Xiangtian

10.2*	English translation of Agreement of Exclusive Management, Consulting and Training and Technical Service, dated as of September 30, 2018, by and between Xiangtian Shenzhen and Xianning Xiangtian

10.3*	English translation of Exclusive Option Agreement, dated as of September 30, 2018, by and among Xiangtian Shenzhen, Xiangtian HK Zhou Deng Rong, Zhou Jian and Xianning Xiangtian

10.4*	English translation of Agreement on Know-How Sub-License, dated as of September 30, 2018, by and between Xiangtian Shenzhen and Xianning Xiangtian

10.5*	English translation of Equity Pledge Agreement, dated as of September 30, 2018, by and among Xiangtian Shenzhen, Zhou Deng Rong, Zhou Jian and Xianning Xiangtian

10.6*	English translation of Power of Attorney, dated as of September 30, 2018, by Zhou Deng Rong

10.7*	English translation of Power of Attorney, dated as of September 30, 2018, by Zhou Jian

10.8*	Spousal Consent, dated as of September 30, 2018, by Yu Xianbin

10.9*	Spousal Consent, dated as of September 30, 2018, by Xu Yan

10.10*	English translation of Termination Agreement, dated as of September 30, 2018, by and among Xiangtian Shenzhen, Xianning Xiangtian, Xiangtian HK, Xiangtian Holding (Group) Co., Ltd, Zhou Jian and Zhou Deng Rong

10.11*	English translation of Share Transfer Agreement, dated as of September 30, 2018, by and among Xianning Xiangtian, Zhou Jian and Zhou Deng Rong

10.12*	English translation of Share Transfer Agreement, dated as of September 30, 2018 by and among Zhou Jian, Zhou Deng Rong and Sanhe Xiangtian Power Engineering Co., Ltd.

10.13	Licensing Agreement dated July 25, 2014 by and among Zhou Deng Rong, Zhou Jian and Xiangtian Shenzhen (translated to English) (8)

10.14	Licensing Agreement dated July 25, 2014 by and between LuckSky Group and Xiangtian Shenzhen (translated to English) (9)

10.15	Project Transfer Agreement dated February 28, 2014 by and between Sanhe Xiangtian and Deyang Zhenlin Technology Co., Ltd. (translated to English) (10)

10.16	Project Transfer Agreement dated April 18, 2014 by and between Sanhe Xiangtian and Bin Zhou Xin Tuo Natural Energy Electrical Engineering Limited (translated to English) (11)

10.17	Project Transfer Agreement dated April 25, 2014 by and between Sanhe Xiangtian and Xianning Auspicious Day Air Energy Power Company Limited (translated to English) (12)

10.18	Lease Agreements dated May 1, 2014 by and between Sanhe Xiangtian and LuckSky Group (translated to English) (13)

10.19	Lease Agreement dated April 1, 2014 by and between Sanhe Xiangtian and Sanhe Dong Yi (translated to English) (14)

10.20	Amendment to Project Transfer Agreement dated November 12, 2014 between Sanhe Xiangtian and Bing Zhou Xin Tuo Natural Energy Electrical Engineering Limited (translated to English) (15)

10.21	Amendment to Project Transfer Agreement dated November 12, 2014 between Sanhe Xiangtian and Xianning Xiangtian Air Energy Electric Company (16)

10.22	Equipment Transfer Contract dated May 19, 2014 between Sanhe Xiangtian and Xiangtian Kelitai (17)

10.23	Inventory Transfer Agreement dated April 30, 2014 between Sanhe Xiangtian and Xiangtian Kelitai (18)

10.24	Xiangtian (USA) Air Power Co. Ltd. 2017 Stock Incentive Plan (19)

10.25	Letter dated July 24, 2017 from Yichien Yeh, CPA to the Securities and Exchange Commission. (20)

10.31	English translation of Share Purchase Agreement, dated as of June 21, 2018, by and among Xianning Xiangtian, Sheng Zhou and Heping Zhang (21)

10.32	English translation of Supplemental Agreement, dated as of June 21, 2018, by and among Xianning Xiangtian, Sheng Zhou and Heping Zhang (22)

10.33	English translation of Amendment to the Share Purchase Agreement, dated as of August 11, 2018, by and among Xianning Xiangtian, Sheng Zhou and Heping Zhang (23)

10.34	English translation of Amendment to the Supplemental Agreement, dated as of August 24, 2018, by and among Xianning Xiangtian, Sheng Zhou and Heping Zhang (24)

10.35*	English translation of Equity Transfer Agreement, dated as of June 21, 2018, by and among Xianning Xiangtian, Wenhe Han and Guifen Wang

10.36*	English translation of Amendment to Equity Transfer Agreement, dated as of August 17, 2018, by and among Xianning Xiangtian, Wenhe Han and Guifen Wang

10.37*	Employment Agreement, dated as of October 26, by and between Xiangtian (USA) Air Power Co., Ltd. and Yanhong Xue

21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.1**	Certificate pursuant to 18 U.S.C. ss. 1350 for Zhou Deng Hua, Chief Executive Officer.

32.2**	Certificate pursuant to 18 U.S.C. ss. 1350 for Yanhong Xue, Chief Financial Officer.

XBRL Exhibit

101.INSXBRL	Instance Document*
101.SCH XBRL	Taxonomy Extension Schema Document.*
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document.*
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document.*
101.LAB XBRL	Taxonomy Extension Label Linkbase Document.*
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document.*

* Filed herewith.

** Furnished herewith.

(1)	Incorporated by reference to Exhibit 2.1 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on August 4, 2014.
(2)	Incorporated by reference to Exhibit 3.1 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on May 29, 2012.
(3)	Incorporated by reference to Exhibit 2.01 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on June 9, 2014.
(4)	Incorporated by reference to Exhibit 2.4 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on August 4, 2012.
(5)	Incorporated by reference to Exhibit 3.1 to Xiangtian (USA) Air Power Co., Ltd.’s Form S-1, filed with the Commission on September 18, 2009.
(6)	Incorporated by reference to Exhibit 3.2 to Xiangtian (USA) Air Power Co., Ltd.’s Form S-1, filed with the Commission on September 18, 2009.

(7)	Incorporated by reference to Exhibit 3.1 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on August 14, 2013.
(8)	Incorporated by reference to Exhibit 10.7 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on August 4, 2014.
(9)	Incorporated by reference to Exhibit 10.8 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on August 4, 2014.
(10)	Incorporated by reference to Exhibit 10.9 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on August 4, 2014.
(11)	Incorporated by reference to Exhibit 10.10 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on August 4, 2014.
(12)	Incorporated by reference to Exhibit 10.11 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on August 4, 2014.
(13)	Incorporated by reference to Exhibit 10.12 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on August 4, 2014.
(14)	Incorporated by reference to Exhibit 10.13 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on August 4, 2014.
(15)	Incorporated by reference to Exhibit 10.15 to Xiangtian (USA) Air Power Co., Ltd.’s 10-K, filed with the Commission on November 20, 2014.
(16)	Incorporated by reference to Exhibit 10.16 to Xiangtian (USA) Air Power Co., Ltd.’s 10-K/A, filed with the Commission on April 24, 2015.
(17)	Incorporated by reference to Exhibit 10.18 to Xiangtian (USA) Air Power Co., Ltd.’s 10-K/A, filed with the Commission on April 24, 2015.
(18)	Incorporated by reference to Exhibit 10.21 to Xiangtian (USA) Air Power Co., Ltd.’s 10-K/A, filed with the Commission on April 24, 2015.
(19)	Incorporated by reference to Exhibit 10.2 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on July 5, 2017.
(20)	Incorporated by reference to Exhibit 16.1 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on July 24, 2017.
(21)	Incorporated by reference to Exhibit 10.1 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on September 4, 2018.
(22)	Incorporated by reference to Exhibit 10.2 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on September 4, 2018.
(23)	Incorporated by reference to Exhibit 10.3 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on September 4, 2018.
(24)	Incorporated by reference to Exhibit 10.4 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on September 4, 2018.

ITEM 16. Form 10–K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

XIANGTIAN (USA) AIR POWER CO., LTD.

By:	/s/ Zhou Deng Hua
Name:	Zhou Deng Hua
Title:	Chief Executive Officer
(Principal Executive Officer)
Date:	October 30, 2018

By:	/s/ Yanhong Xue
Name:	Yanhong Xue
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)
Date:	October 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Zhou Deng Hua
Name:	Zhou Deng Hua
Title:	Chief Executive Officer
(Principal Executive Officer)
Date:	October 30, 2018

By:	/s/ Zhou Jian
Name:	Zhou Jian
Title:	Director
Date:	October 30, 2018

By:	/s/ Yanhong Xue
Name:	Yanhong Xue
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)
Date:	October 30, 2018

By:	/s/ Marco Hon Wai Ku
Name:	Marco Hon Wai Ku
Title:	Director
Date:	October 30, 2018

By:	/s/ Yizhao Zhang
Name:	Yizhao Zhang
Title:	Director
Date:	October 30, 2018

By:	/s/ Jiehua Zhang
Name:	Jiehua Zhang
Title:	Director
Date:	October 30, 2018