Form 10-Q
period 2018-10-31
XT Energy Group, Inc.
filed 2018-12-12
CIK 1472468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________   to ________.

Commission File Number: 001-38426

XT Energy Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0632932
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No.1, Fuqiao Village, Henggouqiao Town Xianning, Hubei, China	437012
(Address of principal executive offices)	(Zip Code)

+1 (929) 228-9298

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 11, 2018, there were 591,042,000 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements that relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.

A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made in this report. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” contained in our annual report on Form 10-K filed with the Securities and Exchange Commission on October 30, 2018, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co., Ltd.)

Unaudited Condensed Consolidated Balance Sheets

(Stated in U.S. Dollars)

	October 31, 2018	July 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$25,882,003	$14,245,783
Notes receivable	491,700	1,303,443
Accounts receivable, net	2,791,284	5,142,780
Inventories, net	5,530,021	5,141,533
Advances to suppliers	4,713,028	1,101,472
Costs and estimated earnings in excess of billings	2,815,830	2,883,408
Prepaid expenses	1,150,088	1,364,501
Other receivables	79,328	77,228
Other receivables - related party	14,335	-
Loan receivables	-	1,759,428
Deposit for investment	415,723	439,857
Total current assets	43,883,340	33,459,433

Other assets
Property, plant and equipment, net	11,958,536	11,966,233
Intangible assets, net	8,870,063	9,260,643
Prepaid expenses - non-current	240,936	208,498
Deferred tax assets	17,125	-
Goodwill	4,041,069	4,133,143
Total other assets	25,127,729	25,568,517

Total assets	$69,011,069	$59,027,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term loan - bank	$716,764	$733,095
Current maturities of long-term loan	2,551,678	3,069,113
Short-term loan - third party	-	175,943
Short-term loans - related parties	2,924,396	20,145,446
Accounts payable	3,542,566	5,349,445
Advance from customers	25,221,474	8,326,929
Other payables and accrued liabilities	2,259,597	2,424,228
Other payables - related parties and director	4,997,573	4,230,118
Income taxes payable	1,146,808	898,424
Current maturities of investment payable	134,522	2,505,871
Current maturities of investment payable - related parties	355,290	507,143
Total current liabilities	43,850,668	48,365,755

Other liabilities
Investment payable	5,474,241	6,700,774
Investment payable - related parties	498,872	504,359
Total other liabilities	5,973,113	7,205,133

Total liabilities	49,823,781	55,570,888

Commitments and contingencies

Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 591,042,000 shares issued and outstanding as of October 31 and July 31, 2018	591,042	591,042
Additional paid-in capital	24,393,071	9,860,068
Subscription receivable	(310,000)	(310,000)
Statutory reserves	258,030	108,487
Accumulated deficit	(5,517,175)	(6,743,399)
Accumulated other comprehensive loss	(1,290,762)	(932,061)
Total XT Energy Group, Inc. common shareholders’ equity	18,124,206	2,574,137

Noncontrolling interest	1,063,082	882,925

Total equity	19,187,288	3,457,062

Total liabilities and equity	$69,011,069	$59,027,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co., Ltd.)

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Stated in U.S. Dollars)

(Unaudited)

	For the Three Months Ended October 31,
	2018	2017

Revenue-products	$19,599,106	$305,640
Revenue-installation of power systems	389,332	49,554
Total revenue	19,988,438	355,194

Cost of sales-products	15,435,353	279,645
Cost of sales-installation of power systems	357,570	37,999
Total cost of sales	15,792,923	317,644

Gross profit	4,195,515	37,550

Operating expenses:
Selling expenses	113,062	15,970
General and administrative expenses	1,705,709	870,182
Recovery of doubtful accounts	(164,887)	-
Total operating expenses	1,653,884	886,152

Income (loss) from operations	2,541,631	(848,602)

Other (expenses) income
Other (expenses) income, net	30,755	(4,431)
Interest income	9,195	328
Interest expense	(477,228)	-
Total other expenses, net	(437,278)	(4,103)

Income (loss) before income taxes	2,104,353	(852,705)

Income tax expense	(526,144)	(2,835)

Net income (loss)	1,578,209	(855,540)

Less: Net income attributable to non-controlling interest	202,442	-

Net income (loss) attributable to XT Energy Group, Inc.	$1,375,767	$(855,540)

Net income (loss)	$1,578,209	$(855,540)

Foreign currency translation adjustment	(380,986)	89,875

Total comprehensive income (loss)	1,197,223	(765,665)

Less: Comprehensive income attributable to non-controlling interest	180,157	-

Comprehensive income (loss) attributable to XT Energy Group, Inc.	$1,017,066	$(765,665)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	591,042,000	591,042,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co., Ltd.)

Unaudited Condensed Consolidated Statements of Cash Flows

(Stated in U.S. Dollars)

	For the Three Months Ended October 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,578,209	$(855,540)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	216,106	82,133
Amortization expense	186,902	-
Deferred tax expense	(17,369)	-
Provision for (recovery of) allowance for doubtful accounts	(164,887)	1,576
Amortization of debt discount	123,819	-
Rent contributed by shareholders	-	1,500
Changes in operating assets and liabilities
Notes receivable	793,842	-
Accounts receivable	2,433,645	689,234
Inventories	(510,184)	(86,650)
Advances to suppliers	(3,687,827)	216,339
Costs and estimated earnings in excess of billings	3,391	147,155
Prepaid expenses	149,023	-
Other receivables	(3,875)	(5,032)
Accounts payable	(1,711,721)	(824,213)
Advance from customers	17,323,053	(318,408)
Other payables and taxes payable	153,686	(50,168)
Net cash provided by (used in) operating activities	16,865,813	(1,002,074)

Cash flows from investing activities:
Payment to former shareholders on businesses acquired	(3,701,600)	-
Purchases of property and equipment	(478,662)	-
Refund of deposit investment	14,539	-
Collection of loan receivable	1,744,708	-
Issuance of notes receivable	-	(150,766)
Net cash used in investing activities	(2,421,015)	(150,766)

Cash flows from financing activities:
Borrowings from related parties and directors	779,761	-
Capital contribution from shareholders	14,533,003	-
Payments of short-term loan - bank	(455,453)	-
Payments of third party loan	(174,471)	-
Proceeds from related party loans	2,035,492	147,661
Payments of related party loans	(19,046,392)	-
Net cash provided by (used in) financing activities	(2,328,060)	147,661

Effect of exchange rate change on cash	(480,518)	96,904

Net change in cash	11,636,220	(908,275)

Cash - beginning of period	14,245,783	1,156,969

Cash - end of period	$25,882,003	$248,694

Supplemental disclosure of cash flow information:
Interest paid	$49,848	$-
Income tax paid	$271,296	$8,808

Supplemental non-cash investing and financing information:
Rent contributed by shareholders	$-	$1,500
Receipt of property, plant and equipment from deposit made in prior year	$-	$1,839,603
Transfers from advances to suppliers to inventories	$-	$305,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Nature of business and organization

XT Energy Group, Inc., formerly known as Xiangtian (USA) Air Power Co. Ltd. (the “Company” or “XT Energy”) was incorporated in the State of Delaware on September 2, 2008 as Goa Sweet Tours Ltd. On April 17, 2012, the Company entered into certain share purchase agreements, by and among Luck Sky International Investment Holdings Limited (“Lucky Sky”), an entity owned and controlled by Zhou Deng Rong, the former Chief Executive Officer and director of the Company, and certain of the Company’s former stockholders who owned, in the aggregate, 7,200,000 shares of the Company’s common stock (90% of the then outstanding shares). On May 15, 2012, Luck Sky purchased all 7,200,000 shares for an aggregate of $235,000. Effective May 29, 2012, the Company’s name was changed to “Xiangtian (USA) Air Power Co., Ltd.”.

On May 30, 2014, the Company purchased 100% of the issued and outstanding shares of Luck Sky (Hong Kong) Aerodynamic Electricity Limited (“Xiangtian HK”) from its sole shareholder, Zhou Jian, who is also the Chairman of the Company. As a result of the acquisition, Xiangtian HK became the Company’s wholly owned subsidiary and the wholly owned subsidiary of Xiangtian HK in the People’s Republic of China (“China,” or the “PRC”), Luck Sky Aerodynamic and Luck Sky (Shenzhen) Aerodynamic Electricity Limited (“Xiangtian Shenzhen”) became the Company’s indirect subsidiary through Xiangtian HK.

Effective October 31, 2016, the Company was reincorporated in Nevada as a result of its merger with and into our wholly owned Nevada subsidiary.

The Company is engaged in a variety of energy-related businesses through its subsidiaries and controlled entities in China. One of the businesses is in the field of Compressed Air Energy Storage in China and produces electricity generation systems that combine its compressed air storage technology with photovoltaic (“PV”) panels to achieve a continuous supply of power under weather conditions that are unfavorable to the generation of electricity from PV panels alone. The sales and installation of power generation systems and PV systems and the sales of PV Panels, air compression equipment and heat pump products have been carried through the Company’s variable interest entities (“VIE”), Sanhe Luck Sky Electrical Engineering Co., Ltd. (“Sanhe Xiangtian”) and Xianning Xiangtian Energy Holding Group Co. Ltd. (“Xianning Xiangtian”), formerly known as Xianning Sanhe Power Equipment Manufacturing Co. Ltd.

In March 2018, Xianning Xiangtian formed Xiangtian Zhongdian (Hubei) New Energy Co. Ltd. (“Xiangtian Zhongdian”), a joint venture in China, in which Xianning Xiangtian holds a 70% ownership interest with the remaining 30% ownership held by Nanjing Zhongdian Photovoltaic Co. Ltd. Xiangtian Zhongdian is in the business of manufacturing and sales of PV panels.

In April 2018, Xianning Xiangtian formed a wholly owned subsidiary, Jingshan Sanhe Xiangtian New Energy Technology Co. Ltd. (“Jingshan Sanhe”), which engaged in the business of researching, manufacturing and sales of high-grade synthetic fuel products.

In June 2018, Xianning Xiangtian acquired Hubei Jinli Hydraulic Co., Ltd. (“Hubei Jinli”), which is engaged in the business of manufacturing and sales of hydraulic parts and electronic components, and acquired Tianjin Jiabaili Petroleum Products Co. Ltd. (“Tianjin Jiabaili”), which is engaged in the business of manufacturing and sales of petroleum products (See Note 3 – Business combinations).

In August 2018, Xianning Xiangtian formed a wholly owned subsidiary, Xianning Xiangtian Trade Co. Ltd. (“Xiangtian Trade”), which is engaged in the business of trading chemical raw materials for the purpose of providing a stable supply for fuel product operation. Xiangtian Trade has no operations since it was incorporated.

In September and October 2018, Mr. Jian Zhou, the Company’s chairman and a shareholder of Xianning Xiangtian provided Chinese Renminbi (“RMB”) 100,000,000 (approximately $14.5 million) as capital contribution to Xianning Xiangtian.

On November 5, 2018, the Company changed its name to XT Energy Group, Inc. through a merger with and into a newly formed, wholly-owned subsidiary, which subsidiary was formed for purposes of the name change.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Reorganization

On September 30, 2018, Xiangtian Shenzhen terminated its variable interest entity agreements (the “VIE Agreements”) as part of its restructuring to facilitate the shift of business focus between entities controlled by the Company. After the restructuring, the Company’s headquarters is located in the city of Xianning, Hubei Province, and Sanhe Xiangtian, the Company’s previous headquarters, located in the city of Sanhe, Hebei Province, became the Company’s sales office. The VIE Agreements include the following:

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

On the same day, the Company, through Xiangtian Shenzhen and Xiangtian HK, entered into a new series of variable interest entity agreements (“New VIE Agreements”), pursuant to which Xianning Xiangtian became the Company’s new contractually controlled affiliate. The New VIE Agreements allow us to:

●	exercise effective control over Xianning Xiangtian;
●	receive substantially all of the economic benefits of Xianning Xiangtian; and
●	have an exclusive option to purchase all or part of the equity interests in Xianning Xiangtian when and to the extent permitted by the laws of the PRC.

Framework Agreement on Business Cooperation

Pursuant to the Framework Agreement on Business Cooperation between Xiangtian Shenzhen and Xianning Xiangtian, the parties agreed to enter into a series of agreements, including Agreement of Exclusive Management, Consulting and Training and Technical Service, Know-How Sub-License Agreement, Equity Pledge Agreement, Exclusive Option Agreement and Power of Attorney. Specifically, Xiangtian Shenzhen will dispatch an operative team to Xianning Xiangtian to assist with Xianning Xiangtian with its planning and managing and regular business operations. The parties agree to share the cooperation profits as set forth in the New VIE Agreements. The term of cooperation is 10 years and may be unilaterally extended by Xiangtian Shenzhen.

Agreement of Exclusive Management, Consulting and Training and Technical Service

Pursuant to the Agreement of Exclusive Management, Consulting and Training and Technical Service between Xiangtian Shenzhen and Xianning Xiangtian, Xianning Xiangtian engaged Xiangtian Shenzhen to provide consulting, training, management services and technical support exclusively for a term of 10 years, which may be unilaterally extended by Xiangtian Shenzhen. Xianning Xiangtian agrees to pay Xiangtian Shenzhen a service fee equal to one hundred percent (100%) of Xianning Xiangtian’s net income determined pursuant to the generally accepted accounting principles, payable quarterly.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Exclusive Option Agreement

Pursuant to the Exclusive Option Agreement among Xiangtian Shenzhen, Xiangtian HK, Xianning Xiangtian and the shareholders holding an aggregate of 100% of Xianning Xiangtian’s equity interest (“Xianning Xiangtian Shareholders”), the Xianning Xiangtian Shareholders irrevocably granted Xiangtian Shenzhen and Xiangtian HK an exclusive option to purchase from them, at its discretion, to the extent permitted under the PRC law, all or part of their equity interest in Xianning Xiangtian, and the purchase price will be the lowest price permitted by applicable PRC laws. The timing, method and times of exercise of this option to purchase is within Xiangtian Shenzhen and Xiangtian HK’s sole discretion. In addition, each of the Xianning Xiangtian Shareholders agrees to waive their respective preemptive right when the other shareholder transfers the equity interest of Xianning Xiangtian to Xiangtian Shenzhen or its designated party. The Xianning Xiangtian Shareholders further agree, among other things, without prior written consent of Xiangtian Shenzhen and Xiangtian HK, not to transfer, sell or pledge their equity interest of Xianning Xiangtian. Without the prior written consent of Xiangtian Shenzhen and Xiangtian HK, Xianning Xiangtian may not amend its articles of association, change the amount and structure of its registered capital or sell any of its assets or beneficial interest.

Equity Pledge Agreement

Pursuant to the Equity Pledge Agreement among Xiangtian Shenzhen, Xianning Xiangtian and the Xianning Xiangtian Shareholders, the Xianning Xiangtian Shareholders pledged all of their respective equity interest in Xianning Xiangtian to Xiangtian Shenzhen to guarantee the performance of Xianning Xiangtian’s obligations under the New VIE Agreements, other than the Equity Pledge Agreement. Xiangtian Shenzhen will be deemed to have created the encumbrance of first order in priority on the pledged equity interest. In the event of any breach of the VIE Agreements, other than this Equity Pledge Agreement, or failure to satisfy the guaranteed obligations, Xiangtian Shenzhen will have the right to dispose of the pledged equity interest. The Xianning Xiangtian Shareholders may receive dividends or share profits only with prior consent from Xiangtian Shenzhen, and such dividends and profits will be deposited into a bank account designated by and under supervision of Xiangtian Shenzhen and to be used for repayment of any liability due to any breach of the VIE Agreements by Xianning Xiangtian or the Xianning Xiangtian Shareholders. The agreement will remain effective until the termination of the VIE Agreements, other than this Equity Pledge Agreement.

Know-How Sub-License Agreement

Pursuant to the Know-How Sub-License Agreement between Xiangtian Shenzhen and Xianning Xiangtian, Xiangtian Shenzhen agreed to grant an exclusive and non-transferable sublicense to use the patents, patent applications and all related trade secrets and technology and improvements on photovoltaic installation and the air energy storage power generation technology (“Technology”) but without sublease right in the territory of China, exclusive of the Hong Kong Special Administrative Region, the Macao Special Administrative Region and the Taiwan Region for the purpose of the agreement. Xianning Xiangtian agreed to pay Xiangtian Shenzhen a quarterly royalty fee equal to five percent (5%) of Xianning Xiangtian’s gross revenue of each quarter. The shareholders of Xianning Xiangtian pledged all of their equity interest of Xianning Xiangtian as collateral for the royalty fee payable under this agreement. The agreement will remain effective throughout the entire duration of Xianning Xiangtian operations, unless terminated by Xiangtian Shenzhen with a 30-day prior written notice.

Power of Attorney

Pursuant to the Powers of Attorney executed by the Xianning Xiangtian Shareholders, each of the shareholders irrevocably appointed Xiangtian Shenzhen as his attorney-in-fact to exercise any and all rights as a shareholder of Xianning Xiangtian, including, but not limited to, the right to attend shareholders’ meetings, to execute shareholders’ resolutions, to sell, assign, transfer or pledge any or all of his equity interest of Xianning Xiangtian, to vote as a shareholder for all matters, as well as full power to execute equity transfer agreement as referenced in the Exclusive Option Agreement and to perform under the Exclusive Option Agreement and Equity Pledge Agreement without limitation. Xiangtian Shenzhen is also authorized to transfer, allocate or use any cash dividends and non-cash income in accordance with the respective shareholder’s instructions and to exercise all the necessary rights associated with the equity interest at Xiangtian Shenzhen’s sole discretion and without the consent of the Xianning Xiangtian Shareholders. The Powers of Attorney will remain effective as long as the Xianning Xiangtian Shareholders remain the shareholders of Xianning Xiangtian.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Spousal Consent Letters

Pursuant to the Spousal Consent Letters, each of the spouses of the Xianning Xiang Shareholders unconditionally and irrevocably agreed to the execution of the Equity Pledge Agreement, Exclusive Option Agreement and Power of Attorney entered by her spouse and the disposal of equity interest of Xianning Xiangtian held by her spouse. Each of the spouses also agreed that she will not assert any rights over the equity interest in Xianning Xiangtian held by and registered in the name of her respective spouse. The Xianning Xiangtian Shareholders’ actions to perform, amend or termination the above-mentioned agreement do not need their spouses’ authorization or consent. In addition, in the event that any of the spouses obtains any equity interest in Xianning Xiangtian held by her respective spouse for any reason, such spouse agrees to enter into similar contractual arrangements.

All of the Company’s operations are through its VIEs located in the PRC.

The accompanying unaudited condensed consolidated financial statements reflect the activities of XT Energy and each of the following entities:

Name	Background	Ownership
Xiangtian HK	● A Hong Kong company	100% owned by XT Energy

Xiangtian BVI	● A British Virgin Islands company	100% owned by XT Energy

Xiangtian Shenzhen	● A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by Xiangtian HK

Sanhe Xiangtian

●       A PRC limited liability company

●       Incorporated on July 8, 2013

●       Sales and installation of power generation systems and PV systems and sales of PV Panels, air compression equipment and heat pump products

VIE of Xiangtian Shenzhen prior to September 30, 2018 and became subsidiary of Xianning Xiangtian on September 30, 2018 and thereafter

Xianning Xiangtian	● A PRC limited liability company ● Incorporated on May 30, 2016 ● Manufacturing and sales of air compression equipment and heat pump products	100% owned by Sanhe Xiangtian prior to September 30, 2018 and became VIE of Xiangtian Shenzhen on September 30, 2018 and thereafter

Xiangtian Zhongdian	● A PRC limited liability company ● Incorporated on March 7, 2018 ● Manufacturing and sales of PV panels	70% owned by Xianning Xiangtian

Jingshan Sanhe	● A PRC limited liability company ● Incorporated on April 17, 2018 ● Researching, manufacturing and sales of high-grade synthetic fuel products	100% owned by Xianning Xiangtian

Hubei Jinli	● A PRC limited liability company ● Incorporated on December 27, 2004 and acquired on June 30, 2018 ● Manufacturing and sales of hydraulic parts and electronic components	100% owned by Xianning Xiangtian

Tianjin Jiabaili	● A PRC limited liability company ● Incorporated on April 10, 2007 and acquired on June 30, 2018 ● Manufacturing and sales of petroleum products	100% owned by Xianning Xiangtian

Xiangtian Trade	● A PRC limited liability company ● Incorporated on August 9, 2018 ● Trading chemicals raw materials for the purpose of providing a stable supply for synthetic fuel product operation of the Company	100% owned by Xianning Xiangtian

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 – Summary of significant accounting policies

Liquidity

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Debt financing in the form of loans payable and loans from related parties have been utilized to finance the working capital requirements of the Company. As of October 31, 2018, the Company’s net working capital was approximately $33,000 and the Company had cash of approximately $25.9 million. Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets and the future operating revenues generated from its operations.

The Company expects to realize the balance of its current assets within the normal operating cycle of a twelve month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve month period, the Company may have to consider supplementing its available sources of funds through the following sources:

●	the Company will continuously seek equity financing to support its working capital;
●	other available sources of financing from PRC banks and other financial institutions;
●	financial support and credit guarantee commitments from the Company’s related parties or to obtain due date extension of approximately $5.5 million current payable balance as of October 31, 2018 from its related parties.

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

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s unaudited condensed consolidated financial statements are expressed in U.S. dollars.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s financial position, its results of operations and its cash flows, as applicable, have been made. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s July 31, 2018 annual report on Form 10-K filed on October 30, 2018.

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company, its subsidiaries, the VIEs for which the Company or its subsidiary is the primary beneficiary and the VIEs’ subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Use of estimates and assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include the estimated cost used to calculate the percentage of completion recognized in the Company’s revenues, the useful lives of property, plant and equipment, impairment of long-lived assets, allowance for accounts receivable doubtful accounts, allowance for inventory obsolescence reserve, allowance for advance to suppliers doubtful accounts, allowance for deferred tax assets, fair value of the assets and the liabilities of the entity acquired through its business combination, valuation of warranty reserves, contingent consideration liabilities, and the accrual of potential liabilities. Actual results could differ from these estimates.

Variable interest entities

On September 30, 2018, Xiangtian Shenzhen terminated the VIE Agreements as part of its restructuring to facilitate the shift of business focus between entities controlled by the Company. After the restructuring, the Company’s headquarter is now located in the city of Xianning, Hubei Province, and Sanhe Xiangtian, the Company’s previous headquarters, located in the city of Sanhe, Hebei Province, has become the Company’s sales office. The VIE Agreements include the following:

●	Framework Agreement on Business Cooperation, dated July 25, 2014, by and between Xiangtian Shenzhen and Sanhe Xiangtian;
●	Exclusive Management, Consulting and Training and Technical Service Agreement, dated July 25, 2014, by and between Xiangtian Shenzhen and Sanhe Xiangtian;
●	Exclusive Option Agreement, dated July 25, 2014, by and among Xiangtian Shenzhen, Sanhe Xiangtian and Shanhe Xiangtian Shareholders;
●	Equity Pledge Agreement, dated July 25, 2014, by and among Xiangtian Shenzhen, Sanhe Xiangtian and the Shanhe Xiangtian Shareholders;
●	Know-How Sub-License Agreement, dated July 25, 2014, by and between Xiangtian Shenzhen and Sanhe Xiangtian; and
●	Powers of Attorney of the Sanhe Xiangtian Shareholders dated July 25, 2014.

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

The principal terms of the agreements entered into among Xianning Xiangtian and Xiangtian Shenzhen, the primary beneficiary, are described below:

●	Framework Agreement on Business Cooperation, entered between Xiangtian Shenzhen and Xianning Xiangtian, pursuant to which Xiangtian Shenzhen and Xianning Xiangtian have agreed to enter into a series of VIE agreements and to cooperate in all prospective of Xianning Xiangtian’s business operation and management.

●	Agreement of Exclusive Management, Consulting and Training and Technical Service, entered between Xiangtian Shenzhen and Xianning Xiangtian, pursuant to which Xiangtian Shenzhen has agreed to provide Xianning Xiangtian with complete business support and technical support and related management, training and consulting services. In consideration for such services, Xiangtian Shenzhen is entitled to receive an amount equal to 100% of Xianning Xiangtian’s net income.

●	Exclusive Option Agreement, entered among Xiangtian HK, Xiangtian Shenzhen, Zhou Deng Rong, Zhou Jian and Xianning Xiangtian, pursuant to which Zhou Deng Rong and Zhou Jian, the owners of Xianning Xiangtian, have granted to Xiangtian Shenzhen and Xiangtian HK the irrevocable right and option to acquire all of their equity interests in Xianning Xiangtian.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

●	Equity Pledge Agreement, entered among Xiangtian Shenzhen, Zhou Deng Rong, Zhou Jian, and Xianning Xiangtian, pursuant to which Zhou Deng Rong and Zhou Jian, the owners of Xianning Xiangtian, have pledged all of their rights, titles and interests in Xianning Xiangtian to Xiangtian Shenzhen to guarantee Xianning Xiangtian’s performance of its obligations under all the other VIE Agreements.

●	Know-How Sub-License Agreement, entered between Xiangtian Shenzhen and Xianning Xiangtian, pursuant to which Xiangtian Shenzhen has granted Xianning Xiangtian an exclusive right to use and develop a series of aerodynamics related patents and technologies with respect to electrical generation for commercial and residential structures, not including automobile and wind towers. Xiangtian Shenzhen possesses the rights licensed under this agreement through two license agreements dated September 30, 2018 with Zhou Deng Rong, Zhou Jian and Lucksky Group, the owners of the aforesaid patents and technologies. For the sublicense contemplated under this agreement, Xianning Xiangtian will pay Xiangtian Shenzhen an annual royalty fee of five percent of revenue. For the quarter ended October 31, 2018, the annual royalty fee was waived by Xiangtian Shenzhen; and

●	Power of Attorney. Pursuant to a power of attorney, each of the Xianning Xiangtian stockholders agreed to irrevocably entrust Xiangtian Shenzhen with the stockholder voting rights and other stockholder rights for representing them to exercise such rights at the stockholders’ meeting of Xianning Xiangtian in accordance with applicable laws and its Article of Association, including, but not limited to, the right to sell or transfer all or any of their equity interest in Xianning Xiangtian, and appoint and vote for the directors and Chairman of Xianning Xiangtian as the authorized representative of the Xianning Xiangtian stockholders. The term of each proxy and voting agreement is as long as each of the Xianning Xiangtian stockholders is a shareholder of Xianning Xiangtian and is binding on any transferee.

●	Spousal Consent Letters. Pursuant to the Powers of Attorney executed by the Xianning Xiangtian Shareholders, each of the shareholders irrevocably appoints Xiangtian Shenzhen as his attorney-in-fact to exercise any and all rights as a shareholder of Xianning Xiangtian, including, but not limited to, the right to attend shareholders’ meetings, to execute shareholders’ resolutions, to sell, assign, transfer or pledge any or all of his equity interest of Xianning Xiangtian, to vote as a shareholder for all matters, as well as full power to execute equity transfer agreement as referenced in the Exclusive Option Agreement and to perform under the Exclusive Option Agreement and Equity Pledge Agreement without limitation. Xiangtian Shenzhen is also authorized to transfer, allocate or use any cash dividends and non-cash income in accordance with the respective shareholder’s instructions and to exercise all the necessary rights associated with the equity interest at Xiangtian Shenzhen’s sole discretion and without the consent of the Xianning Xiangtian Shareholders. The Powers of Attorney will remain effective as long as the Xianning Xiangtian Shareholders remain the shareholders of Xianning Xiangtian.

The Framework Agreement and the Exclusive Management Agreement have initial terms of ten years but each contains a renewal provision that allows Xiangtian Shenzhen to extend the term of such agreements at its sole option by written notice with no limitation as to such extensions. The Know-How Sub-License Agreement is valid for the duration of Xianning Xiangtian’s operation. The other agreements are of unlimited duration.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s total assets and liabilities presented in the accompanying unaudited condensed consolidated financial statements represent substantially all of total assets and liabilities of the VIE because the other entities in the consolidation are non-operating holding entities with nominal assets and liabilities. The following financial statement amounts and balances of the VIE were included in the accompanying unaudited condensed consolidated financial statements as of October 31, 2018 and July 31, 2018 and for the three months ended October 31, 2018 and 2017, respectively:

	October 31, 2018	July 31, 2018

Current assets	$43,646,134	$33,240,433
Non-current assets	25,127,729	25,568,517
Total assets	$68,773,863	$58,808,950

Current liabilities	$41,506,532	$46,576,026
Non-current liabilities	5,973,113	7,205,133
Total liabilities	$47,479,645	$53,781,159

	For the three months ended October 31, 2018	For the three months ended October 31, 2017

Revenues	$19,988,438	$355,194
Gross Profit	$4,195,515	$37,550
Income (loss) from operations	$3,037,062	$(687,677)
Net income (loss)	$1,869,784	$(691,802)

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

Cash

Cash denominated in RMB with a US dollar equivalent of $25,844,616 and $14,207,358 at October 31, 2018 and July 31, 2018, respectively, were held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies. In addition, these balances are not covered by insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness The Company and its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

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

Inventories, net

Inventories, net, consist of raw materials, work in progress and finished goods and are stated at the lower of cost or net realizable value using the weighted average method. When appropriate, allowances to inventories are recorded to write down the cost of inventories to their net realizable value. As of October 31, 2018 and July 31, 2018, there were no such allowances.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

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

Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings represents revenues recognized in excess of amounts billed. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the unaudited condensed consolidated financial statements.

Loans Receivables

Loans receivables represents interest free advances to the former shareholder of Hubei Jinli by the Company prior to the acquisition of Hubei Jinli on June 30, 2018. These advances were unsecured and due on demand. Full outstanding balance of $1,759,428 of loan receivables as of July 31, 2018 were repaid in August 2018.

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

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

All land in the PRC is owned by the government; however, the government grants “land use rights.” The Company has obtained rights to use various parcels of land for 50 years through the acquisition of Hubei Jinli in June 2018.

Technology know-hows, including LSC Hand-Held Diesel Pump, CB-39 Motor Oil Pump, 0-16 MPa series hydraulic cylinder, brake cylinder and hydraulic value, and certain special operating licenses were acquired through the acquisition of Hubei Jinli and Tianjin Jiabaili in June 2018 with estimated finite useful lives between 4.5 years to 10 years.

Certain PV panel certifications were contributed by the Company’s noncontrolling interest shareholders as capital contribution in March 2018 with an estimated finite useful lives of 10 years.

The Company also acquired a safety production license with a finite useful of 3 years in June 2018.

Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiaries at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of operations and comprehensive loss. Impairment losses on goodwill are not reversed. As of October 31 and July 31, 2018, no impairment of goodwill was recognized.

Impairment for Long-Lived Assets

Long-lived assets, including plant and equipment and intangible with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of October 31, 2018 and July 31, 2018, no impairment of long-lived assets was recognized.

Subscription receivable

Subscription receivable represents unpaid capital contribution from its shareholders.

Fair Value Measurement

The Company applies the provisions of Accounting Standards Codification (“ASC”) Subtopic 820-10, “Fair Value Measurements”, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements. ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of October 31, 2018.

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 31, 2018:

Financial liabilities	Carrying Value as of October 31, 2018	Fair Value Measurements at October 31, 2018 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Contingent payment consideration liabilities (see Note 3)	$324,121	$-	$-	$324,121

Financial liabilities	Carrying Value as of July 31, 2018	Fair Value Measurements at July 31, 2018 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Contingent payment consideration liabilities (see Note 3)	$331,505	$-	$-	$331,505

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the three months ended October 31, 2018 and for the year ended July 31, 2018:

	October 31, 2018	July 31, 2018
Beginning balance	$331,505	$-
Contingent liability obligated from business combinations	-	341,411
Exchange rate effect	(7,384)	(9,906)
Ending balance	$324,121	$331,505

The Company believes the carrying amount reported in the consolidated balance sheet for cash, notes receivable, accounts receivable, inventories, advance to suppliers, costs and estimated earnings in excess of billings, prepaid expenses, other receivables, loan receivables, short-term loans, accounts payable, advances from customers, other payables and accrued liabilities, tax payables and short-term investment payable approximate fair value because of the short-term nature of such instruments. The carrying amount of long-term investment payable reported in the consolidated balance sheets at carrying value, which approximates fair value as the rate of amortization of investment payment discount used were similar to interest rate charged by the bank in the PRC. As of October 31 and July 31, 2018, long-term investment payable balance was $5,973,113, net of discount of $876,577 and $7,205,133, net of discount of $869,173, respectively.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Revenue Recognition

On August 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (ASC Topic 606) using the modified retrospective method for contracts that were not completed as of July 31, 2018. This did not result in an adjustment to the retained earnings upon adoption of this new guidance as the Company’s revenue was recognized based on the amount of consideration expected to receive in exchange for satisfying the performance obligations.

The core principle underlying the revenue recognition ASU is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized over time for the Company’s sale and installation of power generation systems and are recognized at a point in time for the Company’s sale of products.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition.

Sale and installation of power generation systems

Sales of power generation system in conjunction of system installation are generally recognized based on the Company’s efforts or inputs to the satisfaction of a performance obligation using an input measure method, which essentially the same as the percentage of completion method prior to August 1, 2018 for its installation project. Therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that costs expended to date bear to anticipated final total costs, based on current estimates of costs to complete. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor and supplies. Adjustments to the original estimates of the total contract revenue, total contract costs, or the extent of progress toward completion are often required as work progresses. Such changes and refinements in estimation are reflected in reported results of operations as they occur; if material, the effects of changes in estimates are disclosed in the notes to the unaudited condensed consolidated financial statements.

The key assumptions used in the estimate of costs to complete relate to the unit material cost, the quantity of materials to be used, the installation cost and those indirect costs related to contract performance. The estimate of unit material cost is reviewed and updated on a quarterly basis, based on the updated information available in the supply markets. The estimate of material quantity to be used for completion and the installation cost is also reviewed and updated on a quarterly basis, based on the updated information on the progress of project execution. If the supply market conditions or the progress of project execution were different, it is likely that materially different amounts of contract costs would be used in the percentage of completion method of accounting. Thus the uncertainty associated with those estimates may impact the Company’s unaudited condensed consolidated financial statements. Selling, general, and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the unaudited condensed consolidated financial statements. Claims for additional contract costs are recognized upon a signed change order from the customer.

The installation revenues and sales of equipment and system component are combined and considered as one performance obligation. The promises to transfer the equipment and system component and installation are not separately identifiable, which is evidencing by the fact that the Company provides a significant services of integrating the goods and services into a power generation system for which the customer has contracted. The Company currently do not have any modification of contract and the contract currently does not have any variable consideration.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Sales of products

The Company continues to derive its revenues from sales contracts with its customers with revenues being recognized upon delivery of products. Persuasive evidence of an arrangement is demonstrated via sales contract and invoice; and the sales price to the customer is fixed upon acceptance of the sales contract and there is no separate sales rebate, discount, or other incentive. Such revenues are recognized at a point in time after all performance obligations are satisfied and based on when control of goods transfer to a customer, which is generally similar to when its delivery has occurred prior to August 1, 2018.

The Company’s disaggregate sale of products streams for the three months ended October 31, 2018 and 2017 are summarized as follows:

	For the three months Ended October 31, 2018	For the three months Ended October 31, 2017
Revenues
PV panels and others	$9,101,844	$305,640
Air compression equipment and other components	1,001,211	-
Heat pumps	4,243,564	-
High-grade synthetic fuel	4,096,752	-
Hydraulic parts and electronic components	1,155,735	-
Total revenue	$19,599,106	$305,640

Warranty

The Company generally provides limited warranties for work performed under its contracts. The warranty periods typically extend for up to five years following substantial completion of the Company’s work on a project. At the time a sale is recognized, the Company records estimated future warranty costs under ASC 460. Such estimated costs for warranties are estimated at completion and these warrants are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranty are based on actual warranty experience or Company’s best estimate. There were no such reserves record for the three months ended October 31, 2018 and 2017. No right of return exists on sales of inventory. As of October 31 and July 31, 2018, accrued warranty expense amounted to $64,325 and $67,651, respectively, and classified in the caption “other payables and accrued liabilities” in the accompanying unaudited condensed consolidated balance sheets.

Advertising costs

Advertising costs are expensed as incurred and included in selling and general and administrative expenses. Advertising costs amounted to $31,972 and $0 for the three months ended October 31, 2018 and 2017, respectively.

Employee benefit

The full-time employees of the Company are entitled to staff welfare benefits including medical care, housing fund, pension benefits, unemployment insurance and other welfare, which are government mandated defined contribution plans. The Company is required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued. Total expenses for the plans were $42,722 and $26,327 for the three months ended October 31, 2018 and 2017, respectively.

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

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Income taxes

The Company accounts for income taxes in accordance with U.S. GAAP for income taxes. The charge for taxation is based on the results for the fiscal year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred taxes are accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the unaudited condensed consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

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

Comprehensive Income (Loss)

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) ASC 220 “Reporting Comprehensive Income”. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company had other comprehensive (loss) income of ($380,986) and 89,875 for the three months ended October 31, 2018 and 2017, respectively, from foreign currency translation adjustments.

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

For the purpose of presenting these financial statements of subsidiaries in PRC, the Company’s assets and liabilities are expressed in United States Dollars at the exchange rate on the balance sheet date, which is 6.9758 and 6.8204 as of October 31, 2018 and July 31, 2018, respectively; stockholders’ equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 6.8779 and 6.6227 for the three months ended October 31, 2018 and 2017, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income (loss) in the stockholders’ equity section of the unaudited condensed consolidated balance sheets.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

For the purpose of presenting these financial statements of the subsidiary in Hong Kong, the Company’s assets and liabilities are expressed in United States Dollars at the exchange rate on the balance sheet date, which is 7.8404 and 7.8490 as of October 31, 2018 and July 31, 2018, respectively; stockholders’ equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 7.8417, 7.8135 for the three months ended October 31, 2018 and 2017, respectively. The resulting translation adjustments are reported under accumulated other comprehensive loss in the stockholders’ equity section of the unaudited condensed consolidated balance sheets.

Earnings (loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted loss per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Loss per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities for the three months ended October 31, 2018 and 2017.

Statutory Reserves

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the “reserve fund”. For foreign invested enterprises, the annual appropriation for the “reserve fund” cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). If the Company has accumulated loss from prior periods, the Company is able to use the current period net income after tax to offset against the accumulate loss. For the three months ended October 31, 2018 and 2017, the Company has contributed $149,543 and $0, respectively, to the statutory reserves.

Contingencies

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s unaudited condensed consolidated financial position, results of operations and cash flows.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its unaudited condensed consolidated financial statements and related disclosures.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. Management does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation such as segregating the selling and general and administrative expenses for comparative purpose. These reclassifications have no effect on the reported revenues, net income (loss) or total assets.

Note 3 – Business combinations

Acquisition of Hubei Jinli

On June 21, 2018, Xianning Xiangtian entered into a share purchase agreement (the “Jinli Agreement”) with Sheng Zhou and Heping Zhang, former shareholders of Hubei Jinli (collectively the “Jinli Sellers”). Neither Xianning Xiangtian nor its affiliates have any material relationship with the Jinli Sellers other than with respect to the Jinli Agreement.

Pursuant to the Jinli Agreement, Xianning Xiangtian agreed to acquire 100% of the capital stock of Hubei Jinli collectively held by the Jinli Sellers (the “Jinli Acquisition”), for an aggregate consideration of RMB 150 million (approximately $23.18 million), consisting of the following: (a) RMB 40 million (approximately $6.18 million) in cash (the “Jinli Cash Portion”); and (b) shares of the Company’s common stock (the “Jinli Stock Portion”) which shall have a value equal to RMB 80.07 million (approximately $12.37 million). The price per share will be determined by the average daily closing price of Xiangtian’s common stock for the period from January 1, 2018 to June 30, 2018; and (c) an assumption by Xianning Sanhe of Hubei Jinli’s existing bank loan from Hubei Xianning Rural Commercial Bank in the principal amount of RMB 29.93 million (approximately $4.63 million). The existing bank loan did not count toward the purchase price as it is considered to be assumed debt as part of the Hubei Jinli’s net assets. Pursuant to the Jinli Agreement, the Jinli Cash Portion shall be paid within seven days of the Jinli Agreement, and the Jinli Acquisition shall be closed within one month after payment of the Jinli Cash Portion. On June 21, 2018, Xianning Xiangtian, entered into a supplemental agreement to the Stock Purchase Agreement (the “Supplement Agreement”) with the Jinli Sellers, pursuant to which the Jinli Sellers have the right to demand that Xianning Xiangtian pay RMB 80.07 million (approximately $12.37 million) plus interest to repurchase the Stock Portion if the Company does not list its common stock on the Nasdaq Stock Market by June 21, 2019.

On June 30, 2018, the parties consummated the Jinli Acquisition.

Pursuant to the Supplement Agreement, after the Jinli Acquisition, should Hubei Jinli’s annual net profit (the “Jinli Net Profit”) exceed RMB 10 million (approximately $1.55 million), Xianning Xiangtian shall pay the Jinli Sellers 20% of the Jinli Net Profit and if the Jinli Net Profit reaches RMB 5 million (approximately $773,000), but less than RMB 10 million (approximately $1.55 million), Xianning Xiangtian shall pay the Jinli Sellers 10% of the Jinli Net Profit. On August 25, 2018, Xianning Xiangtian and the Jinli Sellers amended this annual net profit sharing clause to define the annual net profit sharing period to be one year from June 21, 2018 to June 20, 2019.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

On August 11, 2018, Xianning Xiangtian and the Jinli Sellers amended the payment term of the Jinli Stock Portion which shall have a value equal to RMB 80.07 million (approximately $12.37 million) to comprise three cash installments of 1) first installment of RMB 25 million (approximately $3.95 million) payable by June 20, 2019, 2) second installment of RMB 25 million (approximately $3.95 million) payable by June 20, 2020, and 3) third installment of RMB 30.07 million (approximately $4.75 million) payable by June 20, 2021.

The Company’s acquisition of Hubei Jinli was accounted for as a business combination in accordance with ASC 805. The Company has allocated the purchase price of Hubei Jinli based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with the business combination standard issued by the FASB with the valuation methodologies using level 3 inputs, except for other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition date and considered a number of factors including valuations from independent appraisers. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

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

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Hubei Jinli based on a valuation performed by an independent valuation firm engaged by the Company:

Fair Value
Cash	$33,402
Accounts receivable, net	2,561,863
Inventories, net	455,247
Advances to suppliers	143,129
Other receivables	8,622
Loan receivables	2,434,381
Plant and equipment	6,550,446
Intangible assets	7,899,887
Deferred tax assets	9,295
Goodwill	3,906,599
Total assets	24,002,871

Short-term loan - bank	(2,114,005)
Current maturities of long-term loan	(3,160,828)
Accounts payable	(357,188)
Advance from customers	(4,099)
Other payables and accrued liabilities	(844,926)
Other payables - related party	(30,200)
Income taxes payable	(317,920)
Total liabilities	(6,829,166)
Net assets acquired	$17,173,705

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

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

There are no changes to the fair value measurement of contingent liability since acquisition as there is no material change to Hubei Jinli’s operations for the three months ended October 31, 2018.

The following unaudited pro forma combined results of operations presents the Company’s financial results as if the acquisition of Hubei Jinli had been completed on August 1, 2017. The unaudited pro forma results do not reflect operating efficiencies or potential cost savings which may result from the consolidation of operations. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations that the Company would have recognized had we completed the transaction on August 1, 2017. Future results may vary significantly from the results in this pro forma information because of future events and transactions, as well as other factors.

For the Three Months Ended
October 31, 2017
Revenue	$1,078,936
Cost of revenue	563,317
Gross profit	515,619
Total operating expenses	1,130,635
Loss from operations	(615,016)
Other expense, net	(4,103)
Loss before income taxes	(619,119)
Income tax expense	(2,835)
Net loss attributable to XT Energy Group, Inc.	$(621,954)
Weighted average number of common shares outstanding - basic and diluted	591,042,000
Net loss per common share - basic and diluted	$(0.00)

Acquisition of Tianjin Jiabaili

On June 21, 2018, Xianning Xiangtian entered into a share purchase agreement (the “Jiabaili Agreement”) with Wenhe Han and Guifen Wang, former shareholders of Tianjin Jiabaili (collectively the “Jiabaili Sellers”). Neither Xianning Xiangtian nor its affiliates have any material relationship with the Jiabaili Sellers other than with respect to the Jiabaili Agreement.

Pursuant to the Jiabaili Agreement, Xianning Xiangtian agreed to acquire 90% of the capital stock of Tianjin Jiabaili collectively held by the Jiabaili Sellers (the “Jiabaili Acquisition”), for an aggregate consideration of RMB 6,120,000 (approximately $0.9 million), consisting of the following: (a) RMB 3,672,000 (approximately $0.5 million) in cash (the “Jiabaili Cash Portion”); and (b) shares of the Company’s common stock (the “Jiabaili Stock Portion”) which shall have a value equal to RMB 2,448,000 (approximately $0.4 million).

On June 30, 2018, the parties consummated the Jiabaili Acquisition.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

On August 12, 2018, Xianning Xiangtian and the Jiabaili Sellers amended the ownership transfer from 90% to 100% and the full payment term of acquisition price of RMB 6,800,000 (approximately $1.0 million) amended to be all cash payment. In addition, Xianning Xiangtian will indefinitely provide 10% of profit sharing of Tianjin Jiabaili to the Jiabaili Sellers.

The Company’s acquisition of Tianjin Jiabaili was accounted for as a business combination in accordance with ASC 805. The Company has allocated the purchase price of Tianjin Jiabaili based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with the business combination standard issued by the FASB with the valuation methodologies using level 3 inputs, except for other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition date and considered a number of factors including valuations from independent appraisers. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

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

For three months ended October 31, 2017, the impact of the acquisition of Tianjin Jiabaili to the consolidated statements of operations and other comprehensive loss was not material.

Contingent liabilities

Contingent liabilities represent estimated contingent profit sharing payments that the Company agreed to as a purchase price consideration in relation to the acquisition of Hubei Jinli and Tianjin Jiabaili to the former shareholders’ of Hubei Jinli and Tianjin Jiabaili.

Profit sharing payments to former shareholders’ of Hubei Jinli

If Jinli Net Profit exceed RMB 10 million (approximately $1.55 million), Xianning Xiangtian shall pay the former shareholders of Hubei Jinli 20% of the Jinli Net Profit and if the Jinli Net Profit reaches RMB 5 million (approximately $773,000), but less than RMB 10 million (approximately $1.55 million), Xianning Xiangtian shall pay the former shareholders of Hubei Jinli 10% of the Jinli Net Profit and the annual net profit sharing period is one year from June 21, 2018 to June 20, 2019. As of October 31, 2018, estimated contingent liabilities payables to the former shareholders of Hubei Jinli was $130,594 and classified in the caption “other payables and accrued liabilities” in the accompanying unaudited condensed consolidated balance sheets.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Profit sharing payments to former shareholders’ of Tianjin Jiabaili

Xianning Xiangtian shall pay the former shareholders of Tianjin Jiabaili 10% of the Tianjin Jiabaili’s annual net profit indefinitely from the date of acquisition on June 30, 2018. As of October 31, 2018, estimated contingent liabilities payables to the former shareholders of Tianjin Jiabaili was $193,527 and classified in the caption “other payables and accrued liabilities” in the accompanying unaudited condensed consolidated balance sheets.

Investment payable

Investment payable consists of the following:

Name of Payee	Relationship	Nature	October 31, 2018	July 31, 2018

Sheng Zhou	Former shareholder of Hubei Jinli	Payment for acquisition of Hubei Jinli	$5,474,241	$9,069,058
Guifen Wang	Former shareholder of Hubei Jinli	Payment for acquisition of Tianjin Jiabaili	134,522	137,587
Total			5,608,763	9,206,645
Short-term			(134,522)	(2,505,871)
Long-term			$5,474,241	$6,700,774

The maturities schedule is as follows as of October 31, 2018:

Repayment date	Amount
Due on demand	$134,522
June 2019	101,257
June 2020	2,179,328
June 2021	4,008,874
Debt discount	(815,218)
Total	$5,608,763

Investment payable – related parties

Investment payable – related parties consist of the following:

Name of Related Party	Relationship	Nature	October 31, 2018	July 31, 2018

Wenhe Han	Vice general manager of Tianjin Jiabaili	Payment for acquisition of Tianjin Jiabaili	$112,044	$261,216
Heping Zhang	General manager of Hubei Jinli	Payment for acquisition of Hubei Jinli	742,118	750,286
Total			854,162	1,011,502
Short-term			(355,290)	(507,143)
Long-term			$498,872	$504,359

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

The maturities schedule is as follows as of October 31, 2018:

Repayment date	Amount
Due on demand	$112,044
June 2019	250,867
June 2020	250,867
June 2021	301,743
Debt discount	(61,359)
Total	$854,162

Debt discount

Debt discount, net of accumulated amortization, totaled $876,577 and $1,021,413 as of October 31, 2018 and July 31, 2018, respectively, are recognized as a reduction of investment payable. Amortization expense related to the Debt discount, included in interest expense, was $123,819 and $0 for the three months ended October 31, 2018 and 2017, respectively.

Note 4 – Accounts receivable, net

Accounts receivable, net consist of the following:

	October 31, 2018	July 31, 2018

Accounts receivable	$3,972,252	$6,516,935
Less: allowance for doubtful accounts	(1,180,968)	(1,374,155)
Accounts receivable, net	$2,791,284	$5,142,780

During the three months ended October 31, 2018, the Company recognized $164,887 of recovery of allowance for doubtful accounts with foreign currency translation effect of $28,300. During the three months ended October 31, 2017, the Company recorded a provision of $1,576 related to certain outstanding accounts receivables which the Company deemed were no longer collectible.

Note 5 – Inventories, net

Inventories, net, consist of the following:

	October 31, 2018	July 31, 2018

Raw materials and parts	$1,329,830	$1,725,258
Work in progress	125,046	124,507
Finished goods	4,075,145	3,291,768
Total	5,530,021	5,141,533
Less: allowance for inventory reserve	-	-
Inventory, net	$5,530,021	$5,141,533

Note 6 – Costs and estimated earnings in excess of billings

Costs in excess of billings relate to certain contracts and consist of the following:

	October 31, 2018	July 31, 2018
Costs and estimated earnings incurred on uncompleted contracts	$5,300,349	$5,025,892
Billings to date	(2,484,519)	(2,142,484)
Costs and estimated earnings in excess of billings	$2,815,830	$2,883,408

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 – Deposit for investment

On March 16, 2018, the Company entered into a letter of intent to establish a 60% majority-owned subsidiary for a proposed supermarket project. Pursuant to the letter of intent, the Company paid a deposit to an unrelated party that will be the 40% noncontrolling interest in the proposed project. The deposit was $439,857 (RMB 3,000,000) and is expected to be used as working capital once the subsidiary is formed. On July 20, 2018, the Company rescinded the letter of intent and the unrelated party is required to fund the deposit to the Company by October 20, 2018. The Company collected $14,539 (RMB 100,000) as of October 31, 2018. The Company has received additional approximately $0.1 million (RMB 710,000) in November 2018. In November 2018, the Company entered an extension agreement with the unrelated party to extend the remaining balance of approximately $0.3 million (RMB 2,190,000) to April 2019.

Note 8 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	October 31, 2018	July 31, 2018

Plant and buildings	$6,543,857	$6,662,554
Machinery equipment	6,720,310	6,711,556
Computer and office equipment	282,052	251,965
Vehicle	165,030	121,211
Plant improvement	713,509	729,766
Construction in progress	452,527	256,503
Subtotal	14,877,285	14,733,555
Less: accumulated depreciation	(2,918,749)	(2,767,322)
Property, plant and equipment, net	$11,958,536	$11,966,233

Depreciation expenses for the three months ended October 31, 2018 and 2017 was $216,106 and $82,133, respectively. For the three months ended October 31, 2018 and 2017, depreciation included in cost of sales was $116,889 and $3,131, respectively. For the three months ended October 31, 2018 and 2017, depreciation included in selling, general and administrative expenses was $99,217 and $79,002, respectively.

Construction-in-progress consist of the following as of October 31, 2018:

Construction-in-progress description	Value	Estimated completion date	Estimated additional cost to complete
Synthetic fuel raw materials production line	$223,605	November 2018*	$-
Factory plantation	114,682	December 2018	28,671
Fire safety equipment installation	103,117	March 2019	14,335
Other miscellaneous items	11,123	December 2018	-
Total construction-in-progress	$452,527		$43,006

* The construction-in-progress is completed and pending for final inspection.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 – Intangible assets, net

Intangible assets consist of the following:

	October 31, 2018	July 31, 2018

Land use rights	$4,479,773	$4,581,842
Technology know-hows	1,788,325	1,829,072
Patents, licenses and certifications	2,869,904	2,935,293
Less: accumulated amortization	(267,939)	(85,564)
Intangible assets, net	$8,870,063	$9,260,643

Amortization expenses for the three months ended October 31, 2018 and 2017 amounted to $186,902 and $0, respectively.

Based on the finite-lived intangible assets as of October 31, 2018, the expected amortization expenses are estimated as follows:

Twelve months ending October 31,	Estimated amortization expense

2019	$733,915
2020	733,915
2021	733,054
2022	732,194
2023	578,223
Thereafter	5,358,762
Total	$8,870,063

Note 10 – Debt

Short-term loan - bank

Outstanding balances of short-term loan - bank consisted of the following:

Bank Name	Maturities	Interest rate	Collateral/ Guarantee	October 31, 2018	July 31, 2018

Wuhan Rural Commercial Bank	May 2019	7.00%	Guarantee by Sheng Zhou and Heping Zheng, former shareholders of Hubei Jinli, and three other companies related to Sheng Zhou	$716,764	$733,095

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Current maturities of long-term loan

Outstanding balances of current maturities of long-term loan consisted of the following:

Bank Name	Maturities	Interest rate	Collateral/ Guarantee	October 31, 2018	July 31, 2018

Xianning Rural Commercial Bank*	April 2019	5.83%	Land use rights, plant and equipment, inventories	$2,551,678	$3,069,113

*	The current maturities of long-term loan were acquired through the acquisition of Hubei Jinli on June 30, 2018 (see Note 3).

Short-term loan – third party

Outstanding balances of short-term loan – third party consisted of the following:

Lender Name	Maturities	Interest rate	Collateral/ Guarantee	October 31, 2018	July 31, 2018

Xianning Zhongying New Energy Service Co. Ltd.	Repaid in October 2018	4.75%	None	$-	$175,943

Short-term loans – related parties

Name of Related Party	Relationship	Maturities	Interest rate	Collateral/ Guarantee	October 31, 2018	July 31, 2018

Zhou Deng Hua	Chief Executive Officer of the Company	April 2019 & July 2019	None	None	$1,433,527	$5,864,759
Jian Zhou	Chairman of the Company	May 2019	None	None	401,388	703,771
Hubei Henghao Real Estate Development Co., Ltd.	Bin Zhou, son of Zhou Deng Hua, is the executive director and general manager	Repaid in October 2018	12.00%	None	-	13,195,707
Hubei Henghao Real Estate Development Co., Ltd	Bin Zhou, son of Zhou Deng Hua, is the executive director and general manager	January 2019	4.75%	None	372,717	381,209
Hubei Henghao Real Estate Development Co., Ltd	Bin Zhou, son of Zhou Deng Hua, is the executive director and general manager	September 2019	6.00%	None	716,764	-
Total					$2,924,396	$20,145,446

Interest expense for the year ended October 31, 2018 amounted to $353,409, including $295,327 related parties interest expenses. There was no interest expense for the same period 2017.

Note 11 – Related party balances and transactions

Sales to related parties

Sanhe Liguang Kelitai Equipment Ltd (“Sanhe Kelitai”)

In August 2016, Sanhe Xiangtian began three construction projects for installation of PV panels with Sanhe Kelitai. Sanhe Kelitai is majority (95%) owned by Zhou Jian, the Company’s Chairman of the Board. During the three months ended October 31, 2017, revenue of $8,748 and costs of sales of $7,550 were recognized related to these projects. There was no revenue for the same period 2018.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Leases with related parties

Sanhe Xiangtian leases its principal office, factory and dormitory from LuckSky Group in Sanhe City, Hebei Province, PRC. LuckSky Group is owned by Zhou Deng Rong, the Company’s former Chief Executive Officer. The space in the office, factory and dormitory being leased are 1296, 5160 and 1200 square meters, respectively. The office and factory space are leased for a rent of $105,053 (RMB 697,248) per year and the dormitory is leased for a rent of $19,527 (RMB 129,600) per year. The leases expire in April 30, 2024 and are subject to renewal with a prior two-month written notice. For the three months ended October 31, 2018 and 2017, rent expense for the lease with Lucksky was $30,054 and $31,212, respectively. At October 31, 2018 and July 31, 2018, the amount due under the leases was $533,389 and $515,234, respectively.

During year ended July 31, 2018, Sanhe Xiangtian leased another office in Sanhe City from Sanhe Dong Yi Glass Machine Company Ltd (“Sanhe Dong Yi”). which is owned by Zhou Deng Rong with the lease term expiring on June 14, 2019 for a rent of approximately $7,000 (RMB 48,000) per year. For the three months ended October 31, 2018, rent expense for this lease with Sanhe Dong Yi was $1,745.

Related party balances

a.	Short-term loans – related parties (See Note 10)

b.	Other receivable – related parties and directors:

Name of Related Party	Relationship	Nature	October 31, 2018	July 31, 2018

Tianyu Ma	General Manager of Tianjin Jiabaili	Employee advances	$14,335	$-

c.	Other payables – related parties and directors:

Name of Related Party	Relationship	Nature	October 31, 2018	July 31, 2018

Luck Sky International Investment Holdings Ltd.	Owned by Zhou Deng Rong, former Chief Executive Officer and director	Advances for payment of U.S. Professional Fee	$318,776	$-
Lucksky Group	Owned by Zhou Deng Rong, former Chief Executive Officer and director	Lease payable	533,389	515,234
Sanhe Dong Yi	Owned by Zhou Deng Rong, former Chief Executive Officer and director	Lease payable	-	21,113
Hubei Hengyi Real Estate Development Co., Ltd.	Bin Zhou, son of Zhou Deng Hua, is the executive director and generate manager	Interest payable	496,422	211,441
Zhou Deng Rong	Former Chief Executive Officer and director	Advances for payment of U.S. Professional Fee	2,748,260	2,748,260
Zhou Deng Hua	Chief Executive Officer	Advances for operational purpose	283,122	289,572
Jian Zhou	Chairman	Advances for operational purpose	610,448	436,444
Zhimin Feng	Legal representative of Jingshan Sanhe	Advances for operational purpose	2,855	1,191
Wei Gu	General manager of Xiangtian Zhongdian	Advances for operational purpose	4,301	6,863
Total			$4,997,573	$4,230,118

d.	Investment payables – related parties (See Note 3)

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12 – Significant customer, former related party

Prior to April 10, 2014, Zhou Deng Rong, the Company’s former Chief Executive Officer and director, owned 70% equity interest, and Zhou Jian, the Company’s Chairman, owned the remaining 30% equity interest of Xianning Lucksky Aerodynamic Electricity (“Xianning Lucksky”). Through April 10, 2014, Xianning Lucksky’s primary asset was a land use right for approximately 70 acres of land located in Xianning, Hubei Province, PRC. On April 8, 2014, Zhou Deng Rong sold his 70% equity interest in Xianning Lucksky to an individual, and Zhou Jian sold his 30% equity interest in Xianning Lucksky to another individual. The two individuals are unrelated to Zhou Deng Rong or Jian Zhou, or any member of management of the Company, or any of its consolidated subsidiaries or VIE. As such, as of April 8, 2014, the Company, or any of its shareholders, had no relationship to Xianning Lucksky.

As of October 31, 2018, the Company entered into a series of sales contracts with Xianning Lucksky and other contracts on two buildings owned by Xianning Lucksky. These contracts represented approximately $1,011,000 and $0 of the Company’s revenue during the three months ended October 31, 2018 and 2017, respectively.

On July 27, 2016, Xianning Xiangtian entered into a rental agreement with Xianning Lucksky to lease 4,628 square meters space in a factory in Xianning, Hubei Province, PRC. The space is leased for a rent of $83,132 (RMB 555,360) per year. The lease expires on July 31, 2018, and the Company terminated the lease early in February 2018 when the Company through Xiangtian Zhongdian signed another lease agreement which expires on February 5, 2019 with a rent of approximately $25,000 (RMB 168,922) per year. During the three months ended October 31, 2018 and 2017, rent expense related to these leases was $6,250 and $20,783, respectively.

On July 27, 2018, Xianning Xiangtian entered into a lease with Xianning Lucksky. The space in the factory in Xianning in Hubei province being leased is 3,128 square meters. The factory space is leased for a rent of approximately $17,000 (RMB 114,172) per year from August 1, 2018 to July 31, 2020 and is subject to renewal with a prior one-month written notice. Rent expense for this lease amounted to $3,464 for the three months ended October 31, 2018.

Note 13 – Employee benefits government plan

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. PRC labor regulations require the Company to pay to the local labor bureau a monthly contribution calculated at a stated contribution rate based on the basic monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. At October 31, 2018 and July 31, 2018, the outstanding amount due to the local labor bureau was $177,525 and $174,971, respectively, and is included in Other Payables and Accrued Liabilities on the accompanying balance sheets.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14 – Income taxes

Income tax

United States

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. As the Company has a July 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28.6% for the Company’s fiscal year ending July 31, 2018, and 21% for subsequent fiscal years. Accordingly, the Company has remeasured the Company’s deferred tax assets on net operating loss carryforwards (“NOLs”) in the U.S at the lower enacted cooperated tax rate of 21%. However, this remeasurement has no effect on the Company’s income tax expenses as the Company has provided a 100% valuation allowance on its deferred tax assets previously.

Additionally, the Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused us to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOLs and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to December 31, 2017 which the Company has foreign cumulative losses at December 31, 2017.

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

PRC

The Company PRC subsidiaries and VIEs and their controlled entities are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC, Chinese enterprises are subject to income tax at a rate of 25% after appropriate tax adjustments.

Significant components of the income tax expense consisted of the following for the three months ended October 31, 2018 and 2017:

	2018	2017
Current	$543,513	$2,835
Deferred	(17,369)	-
Provision for income tax	$526,144	$2,835

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Significant components of the Company’s deferred tax assets as of October 31 and July 31, 2018 are approximately as follows:

	October 31, 2018	July 31, 2018
Deferred tax assets:
Net operating loss carry forwards	$879,015	$911,400
Accounts receivable allowance	295,242	343,500
Accrued liabilities	71,307	50,600
Warranty and other	16,082	16,400
Deferred tax assets before valuation allowance	1,261,646	1,321,900
Less: valuation allowance	(1,244,521)	(1,321,900)
Net deferred tax assets	$17,125	$-

As of October 31, 2018, the Company had U.S. federal NOLs of approximately $3,650,600 that expire beginning in 2029 to 2038 with deferred tax assets of approximately $766,600. As of October 31, 2018, the Company had approximately $430,100 of NOLs related to its PRC subsidiaries and VIEs that expire in years 2019 through 2023 with deferred tax assets of approximately $107,500. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of July 31, 2018. During the three months ended October 31, 2018, the Company’s PRC entities has started to generating income, as a result, additional temporary difference generated from these entities during the three months ended October 31, 2018 are recognized as deferred tax assets without fully reserved for allowance.

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

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other Income (Expense)” in the statement of operations. Penalties would be recognized as a component of “General and Administrative Expenses” in the statement of operations. The Company filed its July 31, 2016 and 2017 corporation income tax return in November 2018. No interest or penalty on unpaid tax in relation to the late filings was recorded during the three months ended October 31, 2018 and 2017, respectively. As of October 31 and July 31, 2018, other than discussed above, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next quarter.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 15 – Commitments and contingencies

Operating leases

The total future minimum lease payments under the non-cancellable operating leases as of October 31, 2018 are payable as follows:

Twelve months ending October 31,	Minimum lease payment
2019	$1,176,723
2020	1,211,542
2021	1,262,342
2022	568,515
2023	316,071
Thereafter	60,448
Total minimum payments required	$4,595,641

Rental expense of the Company for the three months ended October 31, 2018 and 2017 were $158,018 and $19,710, respectively.

Purchase commitment

The total future minimum purchase commitment under the non-cancellable purchase contracts as of October 31, 2018 are payable as follows:

Twelve months ending October 31,	Minimum purchase commitment
2019	$179,012
Thereafter	-
Total minimum payments required	$179,012

Contingencies

On September 23, 2013, the Company issued 60,000,000 shares of restricted common stock at $0.001 per share to Mr. Roy Thomas Phillips, who was then a consultant to the Company and later served as the acting Chief Financial Officer of the Company beginning July 29, 2014, and two other non-related parties obtained a total of 7,000,000 shares of restricted common stock. The shares were issued in contemplation of a secondary offering. The Company takes the position that these shares should be cancelled since no secondary offering was consummated. The Company is taking steps to have these shares canceled. The Company valued the 67,000,000 shares of common stock issued at $67,000 as there was no market for the Company’s common stock and it has limited or no trading; and there is thought to be minimal value in the Company at the time of issuance, therefore the par value is thought to match the assumed market price of the Company’s common stock which is at $0.001 per share. The Company might incur additional expenses to have these shares canceled. On July 24, 2015, 7,000,000 shares issued to two other non-related parties were cancelled. For the three months ended October 31, 2018 and 2017, the dilutive effect of not canceling the 60,000,000 shares is incorporated in the unaudited condensed consolidated financial statements as the Company recorded such shares as issued and outstanding. For the three months ended October 31, 2018 and 2017, not canceling the 60,000,000 shares has an anti-dilutive effect. If the shares are not voluntarily returned for cancellation, the Company will need to commence litigation in Nevada to obtain a judgment to cancel the shares for lack of consideration. At this time, the Company is unable to estimate the cost such litigation if it takes place.

Variable interest entity structure

In the opinion of management, (i) the corporate structure of the Company is in compliance with existing PRC laws and regulations; (ii) the New VIE Agreements are valid and binding, and do not result in any violation of PRC laws or regulations currently in effect; and (iii) the business operations of Xiangtian Shenzhen and the VIE are in compliance with existing PRC laws and regulations in all material respects.

However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Accordingly, the Company cannot be assured that PRC regulatory authorities will not ultimately take a contrary view to the foregoing opinion of its management. If the current corporate structure of the Company or the New VIE Agreements is found to be in violation of any existing or future PRC laws and regulations, the Company may be required to restructure its corporate structure and operations in the PRC to comply with changing and new PRC laws and regulations. In the opinion of management, the likelihood of loss in respect of the Company’s current corporate structure or the New VIE Agreements is remote based on current facts and circumstances.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16 – Stockholders’ equity

In June 2017, the Board of Directors of the Company adopted the 2017 Stock Incentive Plan (the “Plan”) under which 30 million shares of common stock are available for issuances.

As of October 31, 2018, the Company had not granted any awards under the Plan.

During the three months ended October 31, 2018, the Company’s Chairman and major shareholder contributed $14,533,003 of additional paid in capital in Xianning Xiangtian.

Note 17 – Concentrations

Customer concentration risk

For the three months ended October 31, 2018, four customers accounted for 43.3%, 18.1%, 14.0% and 11.1% of the Company’s total revenues, respectively. For the three months ended October 31, 2017, one customer accounted for 95.0% of the Company’s total revenues.

As of October 31, 2018, two customers accounted for 24.0% and 14.0% of the total balance of accounts receivable, respectively. As of July 31, 2018, three customers accounted for 32.0%, 15.0% and 12.3% of the total balance of accounts receivable, respectively.

Vendor concentration risk

For the three months ended October 31, 2018, two vendors accounted for 42.5% and 25.8% of the Company’s total purchases, respectively. For the three months ended October 31, 2017, four vendors accounted for 35.8%, 31.5%, 16.5% and 10.5% of the Company’s total purchases, respectively.

As of October 31, 2018, four vendors accounted for 44.1%, 13.6%, 11.4% and 10.1% of the total balance of accounts payable, respectively. As of July 31, 2018, four vendors accounted for 29.8%, 15.7%, 14.0% and 11.7% of the total balance of accounts payable, respectively.

Note 18 – Segment reporting

Starting in April 2018, the Company begins to evaluate performance and to determine resource allocations based on a number of factors, the primary measure being income from operations of the Company’s six reportable divisions in the PRC: Sanhe Xiangtian, Xianning Xiangtian, Xiangtian Zhongdian, Jingshan Sanhe, Hubei Jinli, and Tianjin Jiabaili. Tianjin Jiabaili does not has any operations as of October 31, 2018. Prior period numbers are broken down for purposes of comparison.

These reportable divisions are consistent with the way the Company manages its business, each division operates under separate management groups and produces discrete financial information. The accounting principles applied at the operating division level in determining income (loss) from operations is generally the same as those applied at the consolidated financial statement level.

The following represents results of division operations for the three months ended October 31, 2018 and 2017:

	2018	2017
Revenues:
Sanhe Xiangtian	$1,920,878	$354,890
Xianning Xiangtian	4,233,629	304
Jingshan Sanhe	3,576,328	-
Xiangtian Zhongdian	9,101,868	-
Hubei Jinli	1,155,735	-
Consolidated revenues	$19,988,438	$355,194

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

	2018	2017
Gross profit:
Sanhe Xiangtian	$707,409	$37,364
Xianning Xiangtian	853,785	186
Jingshan Sanhe	1,187,491	-
Xiangtian Zhongdian	908,334	-
Hubei Jinli	538,496	-
Consolidated gross profit	$4,195,515	$37,550

	2018	2017
Income (loss) from operations:
Sanhe Xiangtian	$669,762	$(425,298)
Xianning Xiangtian	622,068	(262,379)
Jingshan Sanhe	1,012,957	-
Xiangtian Zhongdian	801,752	-
Hubei Jinli	107,436	-
Tianjin Jiabaili	(176,912)	-
All four holding entities	(495,432)	(160,925)
Consolidated income (loss) from operations	$2,541,631	$(848,602)

	2018	2017
Net income (loss) attributable to controlling interest:
Sanhe Xiangtian	$547,514	$(429,455)
Xianning Xiangtian	209,416	(262,347)
Jingshan Sanhe	757,356	-
Xiangtian Zhongdian	472,364	-
Hubei Jinli	63,268	-
Tianjin Jiabaili	(180,132)	-
All four holding entities	(494,019)	(163,738)
Consolidated net income (loss) attributable to controlling interest	$1,375,767	$(855,540)

	2018	2017
Depreciation and amortization expenses:
Sanhe Xiangtian	$43,063	$64,860
Xianning Xiangtian	57	17,273
Jingshan Sanhe	8,705	-
Xiangtian Zhongdian	74,890	-
Hubei Jinli	221,785	-
Tianjin Jiabaili	54,508	-
Consolidated depreciation and amortization expenses	$403,008	$82,133

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

	2018	2017
Interest expense:
Sanhe Xiangtian	$6,041	$295
Xianning Xiangtian	413,105	32
Hubei Jinli	58,082	-
Consolidated interest expense	$477,228	$327

	2018	2017
Capital expenditures:
Sanhe Xiangtian	$47,031	$-
Xianning Xiangtian	1,265	-
Jingshan Sanhe	265,323	-
Xiangtian Zhongdian	8,040	-
Hubei Jinli	144,643	-
Tianjin Jiabaili	12,360	-
Consolidated capital expenditures	$478,662	$-

Total assets of each division as of October 31, 2018 and July 31, 2018 consist of the following:

	October 31, 2018	July 31, 2018
Total assets:
Sanhe Xiangtian	$11,046,964	$11,355,619
Xianning Xiangtian	7,135,951	4,689,100
Jingshan Sanhe	13,196,263	3,513,449
Xiangtian Zhongdian	13,153,436	12,620,210
Hubei Jinli	19,820,836	22,489,702
Tianjin Jiabaili	4,420,414	4,111,706
All four holding entities	237,205	248,164
Consolidated assets	$69,011,069	$59,027,950

Note 19 – Subsequent event

On November 20, 2018, Xianning Xiangtian signed a letter of intent with Aksu Duolang Investment Limited Liability Company to purchase 70% ownership of Kuche Xincheng Chemical Co. Ltd. (Kuche Xincheng). Xianning Xiangtian has the full right of refusal of proceeding the acquisition after the completion of the due diligence process. As of the date of this report, the due diligence process of Kuche Xincheng has not begun.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

XT Energy Group, Inc., formerly known as Xiangtian(USA) Air Power Co. Ltd. (the “Company” or “XT Energy” or “we”, “us”, “our” and similar terminology) was incorporated in the State of Delaware on September 2, 2008 as Goa Sweet Tours Ltd. On April 17, 2012, the Company entered into certain share purchase agreements, by and among Luck Sky International Investment Holdings Limited (“Lucky Sky”), an entity owned and controlled by Zhou Deng Rong, former Chief Executive Officer and director of the Company, and certain of the Company’s former stockholders who owned, in the aggregate, 7,200,000 shares of the Company’s common stock (90% of the then outstanding shares). On May 15, 2012, Luck Sky purchased all 7,200,000 shares for an aggregate of $235,000. Effective May 29, 2012, the Company’s name was changed to “Xiangtian (USA) Air Power Co., Ltd.”.

On May 30, 2014, the Company purchased 100% of the issued and outstanding shares of Luck Sky (Hong Kong) Aerodynamic Electricity Limited (“Xiangtian HK”) from its sole shareholder, Zhou Jian, who is also the Chairman of the Company. As a result of the acquisition, Xiangtian HK became the Company’s wholly owned subsidiary and the wholly owned subsidiary of Xiangtian HK in the People’s Republic of China (“China,” or the “PRC”), Luch Sky Aerodynamic and Luck Sky (Shenzhen) Aerodynamic Electricity Limited (“Xiangtian Shenzhen”) became the Company’s indirect subsidiary through Xiangtian HK.

Effective October 31, 2016, we were reincorporated in Nevada as a result of our merger with and into our wholly owned Nevada subsidiary.

The Company is engaged in a variety of energy-related businesses through its subsidiaries and controlled entities in China. One of the businesses is in the field of Compressed Air Energy Storage in China and produces electricity generation systems that combine its compressed air storage technology with photovoltaic (“PV”) panels to achieve a continuous supply of power under weather conditions that are unfavorable to the generation of electricity from PV panels alone. The sales and installation of power generation systems and PV systems and the sales of PV panels, air compression equipment and heat pump products have been carried through the Company’s variable interest entities (“VIE”), Sanhe Luck Sky Electrical Engineering Co., Ltd. (“Sanhe Xiangtian”) and Xianning Xiangtian Energy Holding Group Co. Ltd. (“Xianning Xiangtian”), formerly known as Xianning Sanhe Power Equipment Manufacturing Co. Ltd.

In March 2018, Xianning Xiangtian formed Xiangtian Zhongdian (Hubei) New Energy Co. Ltd. (“Xiangtian Zhongdian”), a joint venture in China, in which Xianning Xiangtian holds a 70% ownership interest with the remaining 30% ownership held by Nanjing Zhongdian Photovoltaic Co. Ltd. Xiangtian Zhongdian is in the business of manufacturing and sales of PV panels.

In April 2018, Xianning Xiangtian formed a wholly owned subsidiary, Jingshan Sanhe Xiangtian New Energy Technology Co. Ltd. (“Jingshan Sanhe”), which is engaged in the business of researching, manufacturing and sales of high-grade synthetic fuel products.

In June 2018, Xianning Xiangtian acquired Hubei Jinli Hydraulic Co., Ltd. (“Hubei Jinli”), which is engaged in the business of manufacturing and sales of hydraulic parts and electronic components, and acquired Tianjin Jiabaili Petroleum Products Co. Ltd. (“Tianjin Jiabaili”), which is engaged in the business of manufacturing and sales of petroleum products (Note 3 – Business combinations).

In August 2018, Xianning Xiangtian formed a wholly owned subsidiary, Xianning Xiangtian Trade Co. Ltd. (“Xiangtian Trade”), which is engaged in the business of trading chemical raw materials for the purpose of providing a stable supply for fuel product operation. Xiangtian Trade has no operations since it was incorporated.

In September and October 2018, Mr. Jian Zhou, the Company’s chairman and a shareholder of Xianning Xiangtian provided RMB 100,000,000 (approximately $14.5 million) as capital contribution to Xianning Xiangtian.

On November 5, 2018, the Company changed its name to XT Energy Group, Inc. through a merger with and into its newly formed wholly-owned subsidiary formed for the purpose of affecting the name change.

Reorganization

On September 30, 2018, Xiangtian Shenzhen terminated its variable interest entity agreements (the “VIE Agreements”) as part of its restructuring to facilitate the shift of business focus between entities controlled by the Company. After the restructuring, the Company’s headquarter is located in the city of Xianning, Hubei Province, and Sanhe Xiangtian, the Company’s previous headquarter, located in the city of Sanhe, Hebei Province, is restructured as our sales office. The VIE Agreements include the following:

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

On the same day, the Company, through Xiangtian Shenzhen and Xiangtian HK, entered into a new series of variable interest entity agreements (“New VIE Agreements”), pursuant to which Xianning Xiangtian became the Company’s new contractually controlled affiliate. The New VIE Agreements allow us to:

●	exercise effective control over Xianning Xiangtian;
●	receive substantially all of the economic benefits of Xianning Xiangtian; and
●	have an exclusive option to purchase all or part of the equity interests in Xianning Xiangtian when and to the extent permitted by the laws of the PRC.

As a result of the New VIE Agreements, the Company has become the primary beneficiary of Xianning Xiangtian, and it treats Xianning Xiangtian as its variable interest entity under U.S. GAAP. The Company will continue to consolidate the financial results of Xianning Xiangtian in our unaudited condensed consolidated financial statements in accordance with U.S. GAAP. The above reorganization has no effect to the Company’s unaudited condensed consolidated financial statements for the current period and thereafter.

Key Factors that Affect Operating Results

Our ability to build our brand and expand our sales distribution channel

We market our products through third-party distributors in 24 provinces in China and through employees for direct sales. The distributors sell our products and receive commissions based on the value of the contracts. We utilize three classes of distributors based on the size of their territory – province, city and town. The distributors target factories and power plants, as well as local governments which may encourage local industry to utilize alternate energy sources. Our revenue growth will be affected by our ability to effectively execute our marketing strategies to build our brand and to expand our sales distribution channel through other sources other than through our distributors.

PRC economy

Although the PRC economy has grown in recent years, the pace of growth has slowed, and growth rates may continue to decline. According to the PRC National Bureau of Statistics of China, the annual rate of growth in the PRC declined from 7.6% in 2014, to 7.0% in 2015, 6.8% in 2016, 6.9% in 2017 and 6.8% in 2018. A further slowdown in overall economic growth, an economic downturn, a recession or other adverse economic development in the PRC may materially reduce the purchasing power of Chinese consumers and thus lead to a decrease in the demand for our products. Such a decrease in demand may have a materially adverse effect on our business.

PRC governmental regulations

We are subject to a variety of governmental regulations related to the storage, use and disposal of hazardous materials. The major environmental regulations applicable to us include the Environmental Protection Law of the PRC, the Law of the PRC on the Prevention and Control of Water Pollution and its implementation rules, the Law of the PRC on the Prevention and Control of Air Pollution and its implementation rules, the Law of PRC on the Prevention and Control of Solid Waste Pollution and the Law of the PRC on the Prevention and Control of Noise Pollution and the PRC Law on Appraising Environment Impacts. In addition, under the Environmental Protection Law of the PRC, the Ministry of Environmental Protection sets national pollutant emission standards. However, provincial governments may set stricter local standards, which are required to be registered at the State Administration for Environmental Protection. Enterprises are required to comply with the stricter of the two standards. Unfavorable changes could affect the delivery timing of our services and products that we provide and could materially and adversely affect the results of operations.

Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statement for the three months ended October 31, 2018 and 2017 and related notes thereto.

The Three Months Ended October 31, 2018 Compared to the Three Months Ended October 31, 2017

	For the Three Months Ended October 31, 2018	For the Three Months Ended October 31, 2017	Change	Change (%)

Revenue	$19,988,438	$355,194	$19,633,244	5,527.5%
Cost of revenue	15,792,923	317,644	15,475,279	4,871.9%
Gross profit	4,195,515	37,550	4,157,965	11,073.1%
Operating expenses	1,653,884	886,152	767,732	86.6%
Income (loss) from operations	2,541,631	(848,602)	3,390,233	399.5%
Other expenses, net	(437,278)	(4,103)	433,175	10,557.5%
Income (loss) before income taxes	2,104,353	(852,705)	2,957,058	346.8%
Income tax expense	(526,144)	(2,835)	523,309	18,458.9%
Net income (loss)	1,578,209	(855,540)	2,433,749	284.5%
Less: Net income attributable to non-controlling interest	202,442	-	202,442	100.0%
Net income (loss) attributable to common stockholders	1,375,767	(855,540)	2,231,307	260.8%
Net income (loss) per share attributable to common stockholders
Basic and diluted	$0.00	$(0.00)	$0.0	-

Revenue

Our revenue consist of installment of power generation systems and the sales of PV panels and others, air compression equipment and other components, heat pump products, high-grade synthetic fuel products, and hydraulic parts and electronic components for the three months ended October 31, 2018.

Total revenues increased by $19,633,244, or 5,527.5%, to $19,988,438 for the three months ended October 31, 2018 as compared to $355,194 for the three months ended October 31, 2017. The overall increase was primarily attributable to the increase of revenue generated from installing power generation systems, sales of PV panels and other products, air compression equipment and other components, heat pumps, high-grade synthetic fuel, hydraulic parts and electronic components.

Our revenue from our revenue categories are summarized as follows:

	For the Three Months Ended October 31, 2018	For the Three Months Ended October 31, 2017	Change	Change (%)

Revenue
Installation of power generation systems	$389,332	$49,554	$339,778	685.7%
PV panels and others	9,101,844	305,640	8,796,204	2,878.0%
Air compression equipment and other components	1,001,211	-	1,001,211	100.0%
Heat pumps	4,243,564	-	4,243,564	100.0%
High-grade synthetic fuel	4,096,752	-	4,096,752	100.0%
Hydraulic parts and electronic components	1,155,735	-	1,155,735	100.0%
Total revenue	$19,988,438	$355,194	$19,633,244	5,527.5%

Installation of power generation systems revenue increased by $339,778 or 685.7% from $49,554 for the three months ended October 31, 2017 to $389,332 for the three months ended October 31, 2018 due to the increase in installation project size. We only had one major installation project during the three months ended October 31, 2018 as compared to a few significantly smaller projects during the three months ended October 31, 2017. We will keep searching for large installation projects to increase our revenue but we may not continue to experience this rate of increase in the future. Sales of PV panels and others increased by $8,796,204 or 2,878.0% from $305,640 for the three months ended October 31, 2017 to $9,101,844 for the same period in 2018. The increase in sales of PV panels and others was entirely attributable to our 70% owned subsidiary, Xiangtian Zhongdian, established in March 2018, which is in the business of manufacturing and sales of PV panels. Sales of air compression equipment and other components increased by $1,001,211 or 100.0% and the sales of heat pumps increased by $4,243,564 or 100.0% for the three months ended October 31, 2018 as compared to the same period in 2017. Air compression equipment and other components and heat pumps are parts of the installation of power generation systems, which were not sold separately during the three months ended October 31, 2017 while we sold them as separate components as a result of our marketing efforts during the three months ended October 31, 2018, which resulted in the increase of sales revenues.

Sales of high-grade synthetic fuel increased by $4,096,752 or 100.0% for the three months ended October 31, 2018 as compared to the same period in 2017 due to our establishment of Jingshan Sanhe in April 2018 which  is engaged in the business of researching, manufacturing and sales of high-grade synthetic fuel products. We expect our sales of high-grade synthetic fuel will continue to increase significantly as we expand our product offering to include synthetic fuel for diesel vehicles, which already passed the testing inspection.

Sales of hydraulic parts and electronic components increased by $1,155,735 or 100.0% for the three months ended October 31, 2018 as compared to the same period in 2017 due to our acquisition of Hubei Jinli in June 2018 which is engaged in the business of manufacturing and sales of hydraulic parts and electronic components.

Cost of Revenue

Total cost of revenue increased by $15,475,279, or 4,871.9%, to $15,792,923 for the three months ended October 31, 2018 as compared to $317,644 for the same period in 2017. The increase in cost of revenue was in line with the increase of revenue.

Our cost of revenue from our revenue categories are summarized as follows:

	For the Three Months Ended October 31, 2018	For the Three Months Ended October 31, 2017	Change	Change (%)

Cost of revenue
Installation of power generation systems	$357,570	$37,999	$319,571	841.0%
PV panels and others	8,193,596	279,645	7,913,951	2,830.0%
Air compression equipment and other components	719,026	-	719,026	100.0%
Heat pumps	3,387,445	-	3,387,445	100.0%
High-grade synthetic fuel	2,518,046	-	2,518,046	100.0%
Hydraulic parts and electronic components	617,240	-	617,240	100.0%
Total cost of revenue	$15,792,923	$317,644	$15,475,279	4,871.9%

Gross Profit

Our gross profit from our major revenue categories are summarized as follows:

	For the Three Months Ended October 31, 2018	For the Three Months Ended October 31, 2017	Change	Change (%)

Installation of power generation systems
Gross profit	$31,762	$11,555	$20,207	174.9%
Gross margin	8.2%	23.3%	(15.1)%

PV panels and others
Gross profit	$908,248	$25,995	$882,253	3,393.9%
Gross margin	10.0%	8.5%	1.5%

Air compression equipment and other components
Gross profit	$282,185	$-	$282,185	100.0%
Gross margin	28.2%	-%	28.2%

Heat pumps
Gross profit	$856,119	$-	$856,119	100.0%
Gross margin	20.2%	-%	20.2%

High-grade synthetic fuel
Gross profit	$1,578,706	$-	$1,578,706	100.0%
Gross margin	38.5%	-%	38.5%

Hydraulic parts and electronic components
Gross profit	$538,495	$-	$538,495	100.0%
Gross margin	46.6%	-%	46.6%

Total
Gross profit	$4,195,515	$37,550	$4,157,965	11,073.1%
Gross margin	21.0%	10.6%	10.4%

Our gross profit increased by $4,157,965, or 11,073.1%, to $4,195,515 during the three months ended October 31, 2018 from $37,550 for the same period in 2017. The increase in gross profit was primarily due to the significant increase in revenues contributed by Xiangtian Zhongdian, established in March 2018, Jingshan Sanhe, established in April 2018, and Hubei Jinli, acquired in June 2018.

For the three months ended October 31, 2018 and 2017, our overall gross profit percentage was 21.0% and 10.6%, respectively. The increase in gross profit percentage was primarily due to the increase in sales of our high-grade synthetic fuel products, hydraulic parts and electronic components, which generally have a higher gross profit percentage.

Gross profit percentage for our installation of power generation systems revenue was 8.2% and 23.3% for the three months ended October 31, 2018 and 2017, respectively. The decrease in gross profit percentage is due to the increase in installation of power generation systems revenue offset by a higher percentage increase in cost as we allocated more resources to complete the installation project and spent more on overhead during the three months ended October 31, 2018.

Gross profit percentage for PV panels and others revenue was 10.0% and 8.5% for the three months ended October 31, 2018 and 2017, respectively. The increase of gross profit percentage was relatively consistent for both periods.

Operating Expenses

Total operating expenses increased by $767,732 or 86.6% from $886,152 during the three months ended October 31, 2017 to $1,653,884 during the same period in 2018. The increase in operating expenses was mainly attributable to the increase in selling expenses of $97,092 and the increase in general and administrative expenses of $835,527 offset by the recovery of doubtful accounts of $164,887 for the three months ended October 31, 2018 as compared to the same period in 2017.

The increase in selling expenses of approximately $97,000 was mainly attributable to the increase in salaries of approximately $50,000 due to the increased number of sales representatives, the increase in travel expenses of approximately $18,000, and the increase in other miscellaneous selling expenses, such as meals and entertainment, insurance, and benefits of approximately $18,000. The above increases were mainly attributable to the added operations from Xiangtian Zhongdian, established in March 2018, Jingshan Sanhe, established in April 2018, and Hubei Jinli, acquired in June 2018.

The increase in general and administrative (“G&A”) expenses of approximately $836,000 was mainly attributable to the increase in depreciation and amortization expense of approximately $114,000, the increase in salary, social insurance expenses, benefits, and travel expenses of approximately $337,000, and the increase in professional fees such as legal, audit and consulting of approximately $115,000. The above increases were mainly attributable to the added operations from Xiangtian Zhongdian, established in March 2018, Jingshan Sanhe, established in April 2018, Hubei Jinli, acquired in June 2018 and Tianjin Jiabaili acquired in June 2018.

Research and Development (“R&D”)

For the three months ended October 31, 2018 and 2017, we have incurred R&D expense of $3,047 and $0, respectively. We have not incurred any significant expenses for research and development from inception through October 31, 2018. Company employees only conduct basic research and do not work on a specific plan or project to which expenses can be allocated.

Other income (expenses), net

Total other expenses increased by $433,175 or 10,557.5% from $4,103 during the three months ended October 31, 2017 to $437,278 during the three months ended October 31, 2018. The increase in total other expenses was mainly attributable to related parties loan and third parties loan that we obtained in 2018 to pay for the initial acquisition payments in relation to the acquisition of Hubei Jinli and Tianjin Jiabaili in June 2018. In addition, Hubei Jinli has existing bank loans prior to our acquisition. As a result, we have incurred approximately $353,000 interest expenses for the three months ended October 31, 2018 as compared to $0 for the same period in 2017. Furthermore, the acquisition of Hubei Jinli also includes three installment payments to be due on each of the June 20 of 2019, 2020 and 2021, which resulted in amortization of debt discount of our investment payable of approximately $124,000 for the three months ended October 31, 2018 as compared to $0 for the same period in 2017.

Income tax expense

Our income tax expense was $526,144 (which consists of current income tax of $543,513 and deferred income tax benefit of $17,369) and $2,835 for the three months ended October 31, 2018 and 2017, respectively. Our income tax expense was incurred by our profitable subsidiaries/variable interest entities in both periods and we have provided 100% allowance on net operating losses for our subsidiaries/variable interest entities for which it has incurred losses. The income tax benefit of $17,369 was generated from one of our subsidiaries which just started to generate profit and we did not provide 100% allowance for the temporary difference on valuation allowance on doubtful accounts.

Net income (loss)

Our net income increased by $2,433,749, or 284.5%, to $1,578,209 for the three months ended October 31, 2018, from net loss of $855,540 for the same period in 2017. Such change was the result of the combination of the changes discussed above.

Liquidity and Capital Resources

Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Debt financing in the form of loans payable and loans from related parties have been utilized to finance the working capital requirements of us. As of October 31, 2018, our working capital was approximately $33,000 and we had cash of approximately $25.9 million. Although we believe that we can realize our current assets in the normal course of business, our ability to repay our current obligations will depend on the future realization of our current assets and the future operating revenues generated from our operations.

We expect to realize the balance of our current assets within the normal operating cycle of a twelve month period. If we are unable to realize our current assets within the normal operating cycle of a twelve month period, we may have to consider supplementing its available sources of funds through the following sources:

●	we will continuously seek equity financing to support its working capital;
●	other available sources of financing from PRC banks and other financial institutions;
●	financial support and credit guarantee commitments from our related parties or to obtain due date extension of approximately $5.5 million current payable balance as of October 31, 2018 from our related parties.

Based on the above considerations, our management is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due for at least one year from the date of this report. However, there is no assurance that management will be successful in our plans. There are a number of factors that could potentially arise that could undermine our plans, such as changes in the demand for our products or installations, PRC government policy, economic conditions, and competitive pricing in the industries that we operated in.

The following summarizes the key components of our cash flows for the three months ended October 31, 2018 and 2017.

	For the Three Months Ended October 31,
	2018	2017
Net cash (used in) provided by operating activities	$16,865,813	$(1,002,074)
Net cash used in investing activities	(2,421,015)	(150,766)
Net cash (used in) provided by financing activities	(2,328,060)	147,661
Effect of exchange rate change on cash	(480,518)	96,904
Net change in cash	$11,636,220	$(908,275)

As of October 31 and July 31, 2018, we had a cash balance of $25,882,003 and $14,245,783, respectively.

Operating activities

Net cash provided by operating activities was approximately $16.9 million for the three months ended October 31, 2018 as compared to net cash used in operating activities of approximately $1.0 million for the same period in 2017.

Net cash provided by operating activities for the three months ended October 31, 2018 was mainly due to net income of approximately $1.6 million, the decrease in notes receivable as we collected bank notes of approximately $0.8 million, the decrease in accounts receivable as we collected approximately $2.4 million, and the increase of advance from customers of approximately $17.3 million as we have received significant sales orders for our high-grade synthetic fuel products which require customer deposits. The net cash provided by operating activities was offset by the increase in advance to suppliers of approximately $3.7 million as we prepaid for more purchase in the anticipation of sales productions and the decrease in accounts payable as we paid off approximately $1.7 million to our vendors as the payments becomes due.

Net cash used in operating activities for the three months ended October 31, 2017 was mainly due to net loss of approximately $0.9 million, the decrease in accounts payable of approximately $0.8 million and the decrease in advance from customers of approximately $0.3 million offset by the decrease of accounts receivable of approximately $0.7 million and the decrease of advance to suppliers of approximately $0.2 million.

Investing activities

Net cash used in investing activities was approximately $2.4 million for the three months ended October 31, 2018 as compared to net cash used in investing activities of approximately $0.2 million for the same period in 2017.

Net cash used in investing activities for the three months ended October 31, 2018 was mainly due to the partial investment payments of approximately $3.7 million that we made in relation to the acquisition of Hubei Jinli and Tianjin Jiabaili, the purchase of property and equipment of approximately $0.5 million for our business expansion offset by the collection of loan receivable of approximately $1.8 million.

Net cash used in investing activities for the three months ended October 31, 2017 was due to the issuance of notes receivable of approximately $0.2 million.

Financing activities

Net cash used in financing activities was approximately $2.3 million for the three months ended October 31, 2018 as compare to net cash provided by financing activities of approximately $0.1 million for the same period in 2017.

Net cash used in financing activities for the three months ended October 31, 2018 was due to the payments of short-term bank loan, third party loan, and related party loan of approximately $0.5 million, $0.2 million and 19.0 million, respectively offset by the borrowings from related parties and directors of approximately $0.8 million, capital contribution from shareholders of approximately $14.5 million, and proceeds from related party loans of approximately $2.0 million.

Net cash provided by financing activities for the three months ended October 31, 2017 was due to the borrowings from related parties and directors of approximately $0.1 million.

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

Contractual Obligations

As of October 31, 2018, the future minimum payments under certain of our contractual obligations were as follows:

		Payments Due In
Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Purchase obligations	$179,012	$179,012	$-	$-	$-
Operating leases obligations	4,595,641	1,176,723	2,473,884	884,586	60,448
Long-term debt obligations*	7,339,502	598,690	6,740,812	-	-
Loans obligations	6,192,838	6,192,838	-	-	-
Due to related parties and third party	4,997,573	4,997,573	-	-	-
Total	$23,304,566	$13,144,836	$9,214,696	$884,586	$60,448

*Represent future value of acquisition payments in relation to our acquisitions of Hubei Jinli and Tianjin Jiabaili

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. While our significant accounting policies are more fully described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report, we believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Use of Estimates and Assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in our unaudited condensed consolidated financial statements include the estimated cost used to calculate the percentage of completion recognized in our revenues, the useful lives of property, plant and equipment, impairment of long-lived assets, allowance for accounts receivable doubtful accounts, allowance for inventory obsolescence reserve, allowance for advance to suppliers doubtful accounts, allowance for deferred tax assets, fair value of the assets and the liabilities of the entity acquired through our business combination, valuation of warranty reserves, contingent consideration liabilities, and the accrual of potential liabilities. Actual results could differ from these estimates.

Revenue Recognition

On August 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (ASC Topic 606) using the modified retrospective method for contracts that were not completed as of June 30, 2018. This did not result in an adjustment to the retained earnings upon adoption of this new guidance as our revenue was recognized based on the amount of consideration expected to receive in exchange for satisfying the performance obligations.

The core principle underlying the revenue recognition ASU is that we will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which we expect to be entitled in such exchange. This will require us to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. Our revenue streams are recognized over time for our sale and installation of power generation systems and are recognized at a point in time for our sale of products.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires us to (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way we record our revenue. Upon adoption, we evaluated our revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition.

Sale and installation of power generation systems

Sales of power generation system in conjunction of system installation are generally recognized based on our efforts or inputs to the satisfaction of a performance obligation using an input measure method, which essentially the same as the percentage of completion method prior to August 1, 2018 for its installation project. Therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that costs expended to date bear to anticipated final total costs, based on current estimates of costs to complete. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor and supplies. Adjustments to the original estimates of the total contract revenue, total contract costs, or the extent of progress toward completion are often required as work progresses. Such changes and refinements in estimation are reflected in reported results of operations as they occur; if material, the effects of changes in estimates are disclosed in the notes to the unaudited condensed consolidated financial statements.

The key assumptions used in the estimate of costs to complete relate to the unit material cost, the quantity of materials to be used, the installation cost and those indirect costs related to contract performance. The estimate of unit material cost is reviewed and updated on a quarterly basis, based on the updated information available in the supply markets. The estimate of material quantity to be used for completion and the installation cost is also reviewed and updated on a quarterly basis, based on the updated information on the progress of project execution. If the supply market conditions or the progress of project execution were different, it is likely that materially different amounts of contract costs would be used in the percentage of completion method of accounting. Thus the uncertainty associated with those estimates may impact our unaudited condensed consolidated financial statements. Selling, general, and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the unaudited condensed consolidated financial statements. Claims for additional contract costs are recognized upon a signed change order from the customer.

The installation revenues and sales of equipment and system component are combined and considered as one performance obligation. The promises to transfer the equipment and system component and installation are not separately identifiable, which is evidencing by the fact that we provide a significant services of integrating the goods and services into a power generation system for which the customer has contracted. We currently do not have any modification of contract and the contract currently does not have any variable consideration.

Sales of products

We continue to derive our revenues from sales contracts with its customers with revenues being recognized upon delivery of products. Persuasive evidence of an arrangement is demonstrated via sales contract and invoice; and the sales price to the customer is fixed upon acceptance of the sales contract and there is no separate sales rebate, discount, or other incentive. Such revenues are recognized at a point in time after all performance obligations are satisfied and based on when control of goods transfer to a customer, which is generally similar to when its delivery has occurred prior to August 1, 2018.

Warranty

We generally provide limited warranties for work performed under our contracts. The warranty periods typically extend for up to five years following substantial completion of the Company’s work on a project. At the time a sale is recognized, we record estimated future warranty costs under ASC 460. Such estimated costs for warranties are estimated at completion and these warrants are not service warranties separately sold by us. Generally, the estimated claim rates of warranty are based on actual warranty experience or our best estimate.

Recent Accounting Pronouncements

See Note 2 of our notes to unaudited condensed consolidated financial statements for a discussion of recently issued accounting standards.

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

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Inflation in China has recently increased substantially. Based on publicly available sources, the inflation rate in China was reported at 2.48% for 2018.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Foreign Exchange Risk

While our reporting currency is U.S. dollars, almost all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for some cash and cash equivalents and accounts receivable. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our revenues, earnings and assets in RMB as expressed in our financial statements in U.S. dollars will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Inflation in China has recently increased substantially. The inflation rate in China was reported at 2.48% for 2018, 1.56% percent for 2017 and 2.0% for 2016 (see http://www.statista.com/statistics/270338/inflation-rate-in-china/).

The Chinese government has adopted various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Price inflation can affect our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if we are unable to pass along raw material price increases to customers. Accordingly, inflation in China may weaken our competitiveness domestically or in international markets.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2018.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures and concluded that our disclosure controls and procedures as of October 31, 2018 were not effective.

Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

●	Ineffective control environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (ii) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements; (iii) had inadequate segregation of duties consistent with control objectives; and (iv) did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of closing checklists, budget-to-actual analyses, balance sheet variation analysis, pro forma financial statements, and the usage of key spreadsheets for monitoring. Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.

●	Ineffective controls over our financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; (ii) did not have controls to monitor and provide appropriate oversight of a third-party consulting firm used to prepare its financial statements, and (iii) did not have effective controls over the completeness, existence and accuracy of related party disclosures.

●	Inadequate controls over recording of sales and accounts receivable. The Company did not maintain effective controls over the completeness, accuracy, and valuation of revenue and accounts receivable. Specifically, the Company had not implemented effective controls to ensure that (i) that all revenue recognition criteria have been satisfied prior to revenue being recognized, including that collectability is reasonably assured; (ii) sales invoices are prepared and issued in a timely manner; (iii) the aging of accounts receivables is monitored to verify the completeness and accuracy of computations for the valuation of accounts receivables reserves; (iv) the analysis of the completed contract verse the percentage of completion method of accounting for contract revenues is accurate and complete; (v) the Company didn’t have written confirmation of receipt from the customers regarding some product sales; and (vi) the Company didn’t establish formal procedures to update customer information in the finance system.

●	Inadequate controls over inventory valuation. The Company did not maintain effective controls over the completeness and accuracy of our accounting estimates related to inventory. Specifically, documented processes do not exist for adjustments for excess, defective and obsolete inventory and lower of cost or net realized value considerations.

●	Inadequate controls over tax return filing. The Company did not file tax returns timely.

●	Inadequate controls over interest expense accrual. The Company did not maintain effective controls over the accuracy of interest expense. Specifically, documented processes do not exist to accrue interest expense in a timely manner.

●	Inadequate controls over business acquisitions and investments. The Company did not have a formal policy and procedures in place on business acquisitions and investments.

●	Inadequate controls over information technology. (i) Formal policy regarding user management and system backup hadn’t been established; (ii) Approval process of account opening on finance application wasn’t documented; (iii) Periodic account review on finance system were missing; (iv) Administrator account application access and data base was shared by finance team; (v) Reviewing of the operation log of finance system was missing; (vi) Proper password policy for finance system was not in place; (vii) Appropriate security control on access to operating system was missing; (viii) Backup status review and availability testing on backup data weren’t conducted on regular basis.

Management is committed to remediating the material weaknesses in a timely fashion. We have begun the process of executing remediation plans to address the material weaknesses above in internal control over financial reporting. Specifically, we established Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee in July 2017. We have engaged a third-party consultant to start the internal control implementation project since 2017. We have taken and are implementing the following measures to further address the material weakness include:

(i)	We plan to establish a desired level of corporate governance with regard to identifying and measuring the risk of material misstatement. We are setting up a key monitoring mechanism including independent directors and audit committee to oversee and monitor Company’s risk management, business strategies and financial reporting procedure.

(ii)	We appointed what we believe to be a suitable and qualified Chief Financial Officer in July 2018.

(iii)	We plan to hire another third-party consultant to further help the Company establish and maintain an effective control environment, enhance our process and internal control related to sales, account receivables and inventory and establish comprehensive accounting policies and procedures.

(iv)	We will hold regular seminars, briefings and training sessions on U.S. GAAP for accounting department employees.

Our management believes the measures described above and others that will be implemented will remediate the control deficiencies identified and will strengthen our internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review our financial reporting controls and procedures.

However, readers are cautioned that we do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There are no any material changes from risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On October 17, 2018, Xianning Xiangtian entered into a lease agreement with Xi’An Jiadeli Fine Petrochemical Co., Ltd., pursuant to which, Xianning Xiangtian leases the factory including the production and office facilities equipment located at No. 30 Jingwei Sixth Road, Jinghe Industrial Park, Gaoling, Xi’an, Shaanxi, China. The lease commenced on November 1, 2018 and expires on October 31, 2021. Pursuant to the lease, Xianning Xiangtian paid a refundable security deposit of RMB500,000 (US$72,673) and will pay an annual rent of RMB4,000,000 (US$581,387). The parties also agreed on an liquidated damage at RMB1,000,000 (US$145,347), in addition to any claim and costs associated with the litigation, in the event of a breach. The lease contains customary representations and warranties of the parties and customary termination rights.

The foregoing description of the lease does not purport to be complete and is subject to, and is qualified in its entirety by, the full text of the lease, which is filed herewith as Exhibit 10.1 and incorporated herein by reference.

Item 6.	Exhibits.

Number	Description

10.1*	Lease Agreement, dated as of October 17, 2018, by and between Xi’An Jiadeli Fine Petrochemical Co., Ltd. and Xianning Xiangtian Energy Holding Group Co. Ltd.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XT Energy Group, Inc.

Dated: December 12, 2018	By:	/s/ Zhou Deng Hua
Name: Zhou Deng Hua
Title: Chief Executive Officer (Principal Executive Officer)

Dated: December 12, 2018	By:	/s/ Yanhong Xue
Name: Yanhong Xue
Title: Chief Financial Officer (Principal Financial and Accounting Officer)