Form 10-Q
period 2019-01-31
XT Energy Group, Inc.
filed 2019-03-18
CIK 1472468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2019

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

+86 (400) 103-7733

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

As of March 18, 2019, there were 591,042,000 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements that relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.

A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made in this report. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” contained in our annual report on Form 10-K filed with the Securities and Exchange Commission on October 30, 2018, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

●	our ability to generate revenue and profit;

●	our ability to market our synthetic fuel and related products to more customers;

●	our ability to identify and acquire access to additional facilities suitable for production of our synthetic fuel and related products;

●	our ability to successfully operate our wine and herbal wine businesses;

●	The effect that changes of government regulations affecting fossil fuel and renewable energy have on the solar power and synthetic fuel industry;

●	future demand for solar energy solutions, wines and herbal wines;

●	fluctuations in the market price of petroleum and natural gases;

●	unexpected delays, operational difficulties, cost-overruns or failures in our production processes;

●	our ability to effectively design, launch, market, and sell new generations of our products and services;

●	our ability to manage or expand operations and to fill customers’ orders on time;

●	the effect of prices of raw materials and components and our ability to source raw materials and components at reasonable prices;

●	our ability to maintain adequate control of our expenses as we seek to grow;

●	our ability to establish or protect our intellectual property;

●	the impact of significant government regulation in China;

●	our ability to implement marketing and sales strategies and adapt and modify them as needed; and

●	our implementation of required financial, accounting and disclosure controls and procedures and related corporate governance policies.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co., Ltd.)

Unaudited Condensed Consolidated Balance Sheets

(Stated in U.S. Dollars)

	January 31, 2019	July 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$7,945,297	$14,245,783
Restricted cash	78,801	-
Notes receivable	292,520	1,303,443
Accounts receivable, net	6,287,942	5,142,780
Inventories, net	8,091,533	5,141,533
Advances to suppliers	4,181,383	1,101,472
Costs and estimated earnings in excess of billings	-	2,883,408
Prepaid expenses	2,013,105	1,364,501
Other receivables	76,241	77,228
Other receivables - related party	27,855	-
Loan receivables	-	1,759,428
Deposit for investment	326,846	439,857
Total current assets	29,321,523	33,459,433

Other assets
Property, plant and equipment, net	17,601,892	11,966,233
Intangible assets, net	12,307,147	9,260,643
Prepaid expenses - non-current	366,718	208,498
Goodwill	5,949,020	4,133,143
Total other assets	36,224,777	25,568,517

Total assets	$65,546,300	$59,027,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Note payable	$78,801	$-
Short-term loan - bank	746,224	733,095
Current maturities of long-term loan	2,656,558	3,069,113
Short-term loan - third party	-	175,943
Short-term loans - related parties	-	20,145,446
Accounts payable	3,894,453	5,349,445
Advance from customers	21,391,332	8,326,929
Other payables and accrued liabilities	3,028,054	2,424,228
Other payables - related parties and director	7,528,402	4,230,118
Income taxes payable	1,409,880	898,424
Current maturities of investment payable	140,051	2,505,871
Current maturities of investment payable - related parties	163,898	507,143
Total current liabilities	41,037,653	48,365,755

Other liabilities
Investment payable	225,254	6,700,774
Investment payable - related parties	525,430	504,359
Total other liabilities	750,684	7,205,133

Total liabilities	41,788,337	55,570,888

Commitments and contingencies

Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 591,042,000 shares issued and outstanding as of January 31, 2019 and July 31, 2018	591,042	591,042
Additional paid-in capital	25,325,104	9,860,068
Subscription receivable	(310,000)	(310,000)
Statutory reserves	481,311	108,487
Accumulated deficit	(4,122,957)	(6,743,399)
Accumulated other comprehensive loss	(327,099)	(932,061)
Total XT Energy Group, Inc. common stockholders’ equity	21,637,401	2,574,137

Noncontrolling interest	2,120,562	882,925

Total equity	23,757,963	3,457,062

Total liabilities and equity	$65,546,300	$59,027,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co., Ltd.)

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Stated in U.S. Dollars)

(Unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2019	2018	2019	2018

Revenue-products	$21,913,491	$175,821	$41,512,447	$481,461
Revenue-installation of power systems	-	56,422	389,482	105,976
Total revenue	21,913,491	232,243	41,901,929	587,437

Cost of sales-products	16,091,346	122,335	31,526,561	401,980
Cost of sales-installation of power systems	-	53,106	357,708	91,105
Total cost of sales	16,091,346	175,441	31,884,269	493,085

Gross profit	5,822,145	56,802	10,017,660	94,352

Operating expenses:
Selling expenses	692,256	48,353	805,318	64,323
General and administrative expenses	2,016,491	791,332	3,722,200	1,659,937
Provision for (recovery of) doubtful accounts	60,959	(114,196)	(103,928)	(112,620)
Change in estimated contingent liabilities	155,744	-	155,744	-
Total operating expenses	2,925,450	725,489	4,579,334	1,611,640

Income (loss) from operations	2,896,695	(668,687)	5,438,326	(1,517,288)

Other income (expenses)
Other income (expenses), net	93,286	423	124,041	(4,008)
Interest income	16,190	286	25,385	614
Interest expense	(226,353)	-	(703,581)	-
Total other (expenses) income, net	(116,877)	709	(554,155)	(3,394)

Income (loss) before income taxes	2,779,818	(667,978)	4,884,171	(1,520,682)

Income tax expenses	(1,049,774)	(1,008)	(1,575,918)	(3,843)

Net income (loss)	1,730,044	(668,986)	3,308,253	(1,524,525)

Less: Net income attributable to non-controlling interest	112,545	-	314,987	-

Net income (loss) attributable to XT Energy Group, Inc.	$1,617,499	$(668,986)	$2,993,266	$(1,524,525)

Net income (loss)	$1,730,044	$(668,986)	$3,308,253	$(1,524,525)

Foreign currency translation adjustment	1,046,405	316,017	665,419	405,892

Total comprehensive income (loss)	2,776,449	(352,969)	3,973,672	(1,118,633)

Less: Comprehensive income attributable to non-controlling interest	195,287	-	375,444	-

Comprehensive income (loss) attributable to XT Energy Group, Inc.	$2,581,162	$(352,969)	$3,598,228	$(1,118,633)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)	$0.01	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	591,042,000	591,042,000	591,042,000	591,042,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co., Ltd.)

Unaudited Condensed Consolidated Statements of Cash Flows

(Stated in U.S. Dollars)

	For the Six Months Ended January 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$3,308,253	$(1,524,525)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	541,127	195,881
Amortization expense	395,902	-
Recovery of allowance for doubtful accounts	(103,928)	(112,620)
Amortization of debt discount	249,175	-
Rent contributed by shareholders	-	3,000
Change in estimated contingent liabilities	155,744	-
Changes in operating assets and liabilities
Notes receivable	1,007,956	-
Accounts receivable	(898,442)	1,111,483
Inventories	(1,596,989)	(379,861)
Advances to suppliers	(2,956,304)	(200,208)
Costs and estimated earnings in excess of billings	2,860,384	(83,434)
Prepaid expenses	(511,592)	-
Other receivables	2,309	(8,247)
Accounts payable	(1,511,350)	(1,137,806)
Advance from customers	12,572,648	607,097
Taxes payable	-	21,957
Other payables and accrued liabilities	(5,330,159)	(117,851)
Net cash provided by (used in) operating activities	8,184,734	(1,625,134)

Cash flows from investing activities:
Payment to former shareholders on businesses acquired	(8,838,640)	-
Purchases of property and equipment	(1,419,780)	-
Refund of long-term investment	117,813	-
Purchase of intangible assets	(4,357)	-
Collection of loan receivable	1,745,378	-
Issuance of notes receivable	-	(159,132)
Net cash used in investing activities	(8,399,586)	(159,132)

Cash flows from financing activities:
(Repayments to) borrowings from related parties	(998,239)	11,025
Capital contribution from stockholders	15,465,036	-
Payments of short-term loan - bank	(455,628)	-
Payments of third party loan	(174,538)	-
Proceeds from related party loans	2,036,275	356,474
Payments of related party loans	(22,020,857)	-
Proceeds from note payable	76,797	465,197
Net cash (Used in) provided by financing activities	(6,071,154)	832,696

Effect of exchange rate change on cash	64,321	365,574

Net change in cash and restricted cash	(6,221,685)	(585,996)

Cash and restricted cash - beginning of period	14,245,783	1,156,969

Cash and restricted cash- end of period	$8,024,098	$570,973

Supplemental disclosure of cash flow information:
Interest paid	$84,548	$-
Income tax paid	$1,206,057	$19,268

Supplemental non-cash investing and financing information:
Rent contributed by shareholders	$-	$3,000
Receipt of property, plant and equipment from deposit made in prior year	$-	$2,033,664
Transfers from advances to suppliers to inventories	$-	$316,591
Loan to third party offset with investment payable	$519,286	$-

The following table provides a reconciliation of cash and restricted cash reported within the statements of financial position that sum to the total of the same amounts shown in the statements of cash flows:

	January 31,	July 31,
	2019	2018
	(Unaudited)
Cash	$7,945,297	$14,245,783
Restricted cash	78,801	-
Total cash and restricted cash shown in the consolidated statements of cash flows	$8,024,098	$14,245,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Nature of business and organization

XT Energy Group, Inc., formerly known as Xiangtian (USA) Air Power Co. Ltd. (the “Company” or “XT Energy”) was incorporated in the State of Delaware on September 2, 2008 as Goa Sweet Tours Ltd. On April 17, 2012, the Company entered into certain share purchase agreements, by and among Luck Sky International Investment Holdings Limited (“Luck Sky”), an entity owned and controlled by Zhou Deng Rong, the former Chief Executive Officer and director of the Company, and certain of the Company’s former stockholders who owned, in the aggregate, 7,200,000 shares of the Company’s common stock (90% of the then outstanding shares). On May 15, 2012, Luck Sky purchased all 7,200,000 shares for an aggregate of $235,000. Effective May 29, 2012, the Company’s name was changed to “Xiangtian (USA) Air Power Co., Ltd.”

On May 30, 2014, the Company purchased 100% of the issued and outstanding shares of Luck Sky (Hong Kong) Aerodynamic Electricity Limited (“Xiangtian HK”) from its sole shareholder, Zhou Jian, who is also the Chairman of the Company. As a result of the acquisition, Xiangtian HK became the Company’s wholly owned subsidiary and the wholly owned subsidiary of Xiangtian HK in the People’s Republic of China (“China,” or the “PRC”), Luck Sky (Shenzhen) Aerodynamic Electricity Limited (“Xiangtian Shenzhen”) became the Company’s indirect subsidiary through Xiangtian HK.

Effective October 31, 2016, the Company was reincorporated in Nevada as a result of its merger with and into our wholly owned Nevada subsidiary.

The Company is engaged in a variety of energy-related businesses through its subsidiaries and controlled entities in China. One of the businesses is in the field of Compressed Air Energy Storage in China and the Company produces electricity generation systems that combine its compressed air storage technology with photovoltaic (“PV”) panels to achieve a continuous supply of power under weather conditions that are unfavorable to the generation of electricity from PV panels alone. The sales and installation of power generation systems and PV systems and the sales of PV panels, air compression equipment and heat pump products have been carried out through the Company’s variable interest entities (“VIEs”), formerly Sanhe Luck Sky Electrical Engineering Co., Ltd. (“Sanhe Xiangtian”) and now Xianning Xiangtian Energy Holding Group Co. Ltd. (“Xianning Xiangtian”), formerly known as Xianning Sanhe Power Equipment Manufacturing Co. Ltd.

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

In August 2018, Xianning Xiangtian formed a wholly owned subsidiary, Xianning Xiangtian Trade Co. Ltd. (“Xiangtian Trade”), which is expected to engage in trading chemical raw materials for the purpose of providing a stable supply for fuel products operation.

In September and October 2018 and January 2019, Mr. Jian Zhou, the Company’s chairman and principal stockholder as well as a shareholder of Xianning Xiangtian, injected an aggregate of Renminbi (“RMB”) 106,260,000 (approximately $15.5 million) as capital contribution to Xianning Xiangtian.

On November 5, 2018, the Company changed its name to XT Energy Group, Inc. through a merger with and into a newly formed, wholly-owned subsidiary, which subsidiary was formed for purposes of the name change.

In December 2018, Xianning Xiangtian acquired 90% of the equity interest in each of Hubei Rongentang Wine Co., Ltd. (“Wine Co.”), which is engaged in the business of manufacturing and sales of wine, and Hubei Rongentang Herbal Wine Co., Ltd. (“Herbal Wine Co.,” collectively with “Wine Co.,” “Rongentang”), which is engaged in the business of manufacturing and sales of herbal wine products (See Note 3 – Business combinations). The Company believes the acquisition of Rongentang represented a good investment in that Rongentang possesses land and buildings worth approximately $6.8 million and the Company believes it can recoup its investment within a short period of time by selling Rongentang’s wine and herbal wine inventories through its distribution network.

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

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Spousal Consent Letters

Pursuant to the Spousal Consent Letters, each of the spouses of the Xianning Xiangtian Shareholders unconditionally and irrevocably agreed to the execution of the Equity Pledge Agreement, Exclusive Option Agreement and Power of Attorney entered by her spouse and the disposal of equity interest of Xianning Xiangtian held by her spouse. Each of the spouses also agreed that she will not assert any rights over the equity interest in Xianning Xiangtian held by and registered in the name of her respective spouse. The Xianning Xiangtian Shareholders’ actions to perform, amend or termination the above-mentioned agreement do not need their spouses’ authorization or consent. In addition, in the event that any of the spouses obtains any equity interest in Xianning Xiangtian held by her respective spouse for any reason, such spouse agrees to enter into similar contractual arrangements.

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

Sanhe Xiangtian

●       A PRC limited liability company

●       Incorporated on July 8, 2013

●       Sales and installation of power generation systems and PV systems and sales of PV Panels, air compression equipment and heat pump products

VIE of Xiangtian Shenzhen prior to September 30, 2018 and became subsidiary of Xianning Xiangtian on September 30, 2018 and thereafter

Xianning Xiangtian	● A PRC limited liability company ● Incorporated on May 30, 2016 ● Manufacturing and sales of air compression equipment and heat pump products	100% owned by Sanhe Xiangtian prior to September 30, 2018 and became VIE of Xiangtian Shenzhen on September 30, 2018 and thereafter

Xiangtian Zhongdian	● A PRC limited liability company ● Incorporated on March 7, 2018 ● Manufacturing and sales of PV panels	70% owned by Xianning Xiangtian

Jingshan Sanhe	● A PRC limited liability company ● Incorporated on April 17, 2018 ● Researching, manufacturing and sales of high-grade synthetic fuel products	100% owned by Xianning Xiangtian

Hubei Jinli	● A PRC limited liability company ● Incorporated on December 27, 2004 and acquired on June 30, 2018 ● Manufacturing and sales of hydraulic parts and electronic components	100% owned by Xianning Xiangtian

Tianjin Jiabaili	● A PRC limited liability company ● Incorporated on April 10, 2007 and acquired on June 30, 2018 ● Manufacturing and sales of petroleum products	100% owned by Xianning Xiangtian

Xiangtian Trade	● A PRC limited liability company ● Incorporated on August 9, 2018 ● Expected to engage in trading chemical raw materials to support fuel production	100% owned by Xianning Xiangtian

Wine Co.	● A PRC limited liability company ● Incorporated on August 9, 2011 and acquired on December 14, 2018 ● Manufacturing and sales of wine products	90% owned by Xianning Xiangtian

Herbal Wine Co.	● A PRC limited liability company ● Incorporated on August 9, 2018 and acquired on December 14, 2018 ● Manufacturing and sales of herbal wine products	90% owned by Xianning Xiangtian

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 – Summary of significant accounting policies

Liquidity

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Debt financing in the form of loans payable and loans from related parties have been utilized to finance the working capital requirements of the Company and acquisitions of businesses. As of January 31, 2019, the Company’s working deficiencies was approximately $11.7 million and the Company had cash of approximately $8.0 million. Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets and the future operating revenues generated from its operations.

The Company expects to realize the balance of its current assets within the normal operating cycle of a twelve month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve month period, the Company may have to consider supplementing its available sources of funds through the following sources:

●	the Company will continuously seek equity financing (including an underwritten public offering recently filed with the SEC on the Form S-1 on February 1, 2019) to support its working capital;

●	other available sources of financing from PRC banks and other financial institutions;

●	financial support and credit guarantee commitments from the Company’s related parties.

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

The principal terms of the agreements entered into among Xianning Xiangtian and Xiangtian Shenzhen, the primary beneficiary, are described below:

●	Framework Agreement on Business Cooperation, entered between Xiangtian Shenzhen and Xianning Xiangtian, pursuant to which Xiangtian Shenzhen and Xianning Xiangtian have agreed to enter into a series of VIE agreements and to cooperate in all prospective of Xianning Xiangtian’s business operation and management.

●	Agreement of Exclusive Management, Consulting and Training and Technical Service, entered between Xiangtian Shenzhen and Xianning Xiangtian, pursuant to which Xiangtian Shenzhen has agreed to provide Xianning Xiangtian with complete business support and technical support and related management, training and consulting services. In consideration for such services, Xiangtian Shenzhen is entitled to receive an amount equal to 100% of Xianning Xiangtian’s net income.

●	Exclusive Option Agreement, entered among Xiangtian HK, Xiangtian Shenzhen, Zhou Deng Rong, Zhou Jian and Xianning Xiangtian, pursuant to which Zhou Deng Rong and Zhou Jian, the owners of Xianning Xiangtian, have granted to Xiangtian Shenzhen and Xiangtian HK the irrevocable right and option to acquire all of their equity interests in Xianning Xiangtian.

●	Equity Pledge Agreement, entered among Xiangtian Shenzhen, Zhou Deng Rong, Zhou Jian, and Xianning Xiangtian, pursuant to which Zhou Deng Rong and Zhou Jian, the owners of Xianning Xiangtian, have pledged all of their rights, titles and interests in Xianning Xiangtian to Xiangtian Shenzhen to guarantee Xianning Xiangtian’s performance of its obligations under all the other VIE Agreements.

●	Know-How Sub-License Agreement, entered between Xiangtian Shenzhen and Xianning Xiangtian, pursuant to which Xiangtian Shenzhen has granted Xianning Xiangtian an exclusive right to use and develop a series of aerodynamics related patents and technologies with respect to electrical generation for commercial and residential structures, not including automobile and wind towers. Xiangtian Shenzhen possesses the rights licensed under this agreement through two license agreements dated September 30, 2018 with Zhou Deng Rong, Zhou Jian and Lucksky Group, the owners of the aforesaid patents and technologies. For the sublicense contemplated under this agreement, Xianning Xiangtian will pay Xiangtian Shenzhen an annual royalty fee of five percent of revenue. For the six months ended January 31, 2019, the annual royalty fee was waived by Xiangtian Shenzhen; and

●	Power of Attorney. Pursuant to a power of attorney, each of the Xianning Xiangtian stockholders agreed to irrevocably entrust Xiangtian Shenzhen with the stockholder voting rights and other stockholder rights for representing them to exercise such rights at the stockholders’ meeting of Xianning Xiangtian in accordance with applicable laws and its Article of Association, including, but not limited to, the right to sell or transfer all or any of their equity interest in Xianning Xiangtian, and appoint and vote for the directors and Chairman of Xianning Xiangtian as the authorized representative of the Xianning Xiangtian stockholders. The term of each proxy and voting agreement is as long as each of the Xianning Xiangtian stockholders is a shareholder of Xianning Xiangtian and is binding on any transferee.

●	Spousal Consent Letters. Pursuant to the Powers of Attorney executed by the Xianning Xiangtian Shareholders, each of the shareholders irrevocably appoints Xiangtian Shenzhen as his attorney-in-fact to exercise any and all rights as a shareholder of Xianning Xiangtian, including, but not limited to, the right to attend shareholders’ meetings, to execute shareholders’ resolutions, to sell, assign, transfer or pledge any or all of his equity interest of Xianning Xiangtian, to vote as a shareholder for all matters, as well as full power to execute equity transfer agreement as referenced in the Exclusive Option Agreement and to perform under the Exclusive Option Agreement and Equity Pledge Agreement without limitation. Xiangtian Shenzhen is also authorized to transfer, allocate or use any cash dividends and non-cash income in accordance with the respective shareholder’s instructions and to exercise all the necessary rights associated with the equity interest at Xiangtian Shenzhen’s sole discretion and without the consent of the Xianning Xiangtian Shareholders. The Powers of Attorney will remain effective as long as the Xianning Xiangtian Shareholders remain the shareholders of Xianning Xiangtian.

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

The Company’s total assets and liabilities presented in the accompanying unaudited condensed consolidated financial statements represent substantially all of total assets and liabilities of the VIE because the other entities in the consolidation are non-operating holding entities with nominal assets and liabilities. The following financial statement amounts and balances of the VIE were included in the accompanying unaudited condensed consolidated financial statements as of January 31, 2019 and July 31, 2018 and for the three and six months ended January 31, 2019 and 2018, respectively:

	January 31, 2019	July 31, 2018

Current assets	$28,182,784	$33,240,433
Non-current assets	36,224,777	25,568,517
Total assets	$64,407,561	$58,808,950

Current liabilities	$37,260,922	$46,576,026
Non-current liabilities	750,684	7,205,133
Total liabilities	$38,011,606	$53,781,159

	For the three months ended January 31, 2019	For the three months ended January 31, 2018	For the six months ended January 31, 2019	For the six months ended January 31, 2018

Revenues	$21,913,491	$232,243	$41,901,929	$587,437
Gross Profit	$5,822,145	$56,802	$10,017,660	$94,352
Income (loss) from operations	$3,659,973	$(349,352)	$6,697,035	$(1,037,029)
Net income (loss)	$2,224,043	$(348,827)	$4,093,827	$(1,040,629)

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

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Cash

Cash denominated in RMB with a U.S. dollar equivalent of $7,001,823 and $14,207,358 at January 31, 2019 and July 31, 2018, respectively, were held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies. In addition, these balances are not covered by insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness The Company and its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

Restricted Cash

Restricted cash represents cash held by banks as guarantee deposit collateralizing notes payable.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (230): Restricted Cash. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. Earlier adoption is permitted. The amendments in this Update should be applied using a retrospective transition method to each period presented. On August 1, 2018, the Company adopted this guidance on a retrospective basis.

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

Inventories, net

Inventories, net, consist of raw materials, work in progress and finished goods and are stated at the lower of cost or net realizable value using the weighted average method. When appropriate, allowances to inventories are recorded to write down the cost of inventories to their net realizable value. As of January 31, 2019 and July 31, 2018, there were no such allowances.

Advances to Suppliers, net

Advances to suppliers, net, are cash deposited or advanced to outside vendors or services providers for future inventory purchases or future services. This amount is refundable and bears no interest. For any advances to suppliers determined by management that such advances will not be in receipts of inventories or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its advances to suppliers on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of January 31, 2019 and July 31, 2018, there were no such allowances.

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

Prepaid Expenses

Prepaid expenses represent advance payments made to vendors for services such as rent, consulting and certification.

Loans Receivables

Loans receivables represents interest free advances to the former shareholder of Hubei Jinli by the Company prior to the acquisition of Hubei Jinli on June 30, 2018. These advances were unsecured and due on demand. Full outstanding balance in amount of $1,759,428 as of July 31, 2018 was repaid in August 2018.

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

Intangible Assets, net

Intangible assets, net, are stated at cost, less accumulated amortization. Amortization expense is recognized on the straight-line basis over the estimated useful lives of the assets as follows:

Classification	Estimated Useful Life
Land use rights	50 years
Technology know-hows	10 years
Patents, licenses and certifications	3-10 years
Software	3 years

All land in the PRC is owned by the government; however, the government grants “land use rights.” The Company has obtained rights to use various parcels of land for 50 years through the acquisition of Hubei Jinli in June 2018 and through the acquisition of Wine Co. in December 2018.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Technology know-hows, including LSC Hand-Held Diesel Pump, CB-39 Motor Oil Pump, 0-16 MPa series hydraulic cylinder, brake cylinder and hydraulic value, and certain special operating and production licenses were acquired through the acquisition of Hubei Jinli and Tianjin Jiabaili in June 2018 and through the acquisition of Herbal Wine Co. and Wine Co. in December 2018 with estimated finite useful lives between 4.5 years to 10 years.

Certain PV panel certifications were contributed by the Company’s noncontrolling interest shareholders as capital contribution in March 2018 with an estimated finite useful lives of 10 years.

The Company also acquired a safety production license and an accounting software with a finite useful life of 3 years in June 2018 and January 2019, respectively.

In-Process Research and Development

In-process R&D is a type of ginseng antler wine which was acquired through the acquisition of Wine Co. The wine is currently in the development stage and the Company will be applying for its patent. Once the patent is applied and approved the Company is expected to amortize the wine patent with an estimated useful life of approximately 10 years.

Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiaries at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of operations and comprehensive loss. Impairment losses on goodwill are not reversed. As of January 31, 2019 and July 31, 2018, no impairment of goodwill was recognized.

Impairment for Long-Lived Assets

Long-lived assets, including plant and equipment and intangible with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of January 31, 2019 and July 31, 2018, no impairment of long-lived assets was recognized.

Subscription Receivable

Subscription receivable represents unpaid capital contribution from its shareholders.

Short-Term Note Payable

Short-term note payable is a line of credit extended by a bank. The bank in-turn issues the Company a banker’s acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The note payable is generally payable at a determinable period, generally three to six months. This short-term note payable bears no interest and is guaranteed by the bank for its complete face value and usually matures within three to six-month period. The bank usually requires the Company to deposit a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of January 31, 2019.

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2019:

Financial liabilities	Carrying Value as of January 31, 2019	Fair Value Measurements at January 31, 2019 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Contingent payment consideration liabilities (see Note 3)	$497,253	$-	$-	$497,253

Financial liabilities	Carrying Value as of July 31, 2018	Fair Value Measurements at July 31, 2018 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Contingent payment consideration liabilities (see Note 3)	$331,505	$-	$-	$331,505

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the six months ended January 31, 2019 and for the year ended July 31, 2018:

	January 31, 2019	July 31, 2018
Beginning balance	$331,505	$-
Contingent liability obligated from business combinations	-	341,411
Change in estimated contingent liabilities	155,744	-
Exchange rate effect	10,004	(9,906)
Ending balance	$497,253	$331,505

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

The Company believes the carrying amount reported in the unaudited condensed consolidated balance sheet for cash, restricted cash, notes receivable, accounts receivable, inventories, advance to suppliers, costs and estimated earnings in excess of billings, prepaid expenses, other receivables, loan receivables, deposit for prepayments, note payable, short-term loans, accounts payable, advances from customers, other payables and accrued liabilities, tax payables and short-term investment payable approximate fair value because of the short-term nature of such instruments. The carrying amount of long-term investment payable reported in the consolidated balance sheets at carrying value, which approximates fair value as the rate of amortization of investment payment discount used were similar to interest rate charged by the bank in the PRC. The carrying amount of long-term loan – related party reported in the consolidated balance sheets at carrying value, which approximates fair value as the interest rate of the loan were similar to interest rate charged by the bank in the PRC. As of January 31, 2019 and July 31, 2018, long-term investment payable balance was $750,684, net of discount of $784,027 and $7,205,133, net of discount of $869,173, respectively.

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

Gross versus Net Revenue Reporting

In the normal course of the Company’s trading business, the Company orders products directly from its suppliers and drop ships the products directly to its customers. In these situations, the Company generally collects the sales proceeds directly from its customers and pays for the inventory purchases to its suppliers separately. The determination of whether revenues should be reported on a gross or net basis is based on the Company’s assessment of whether it is the principal or an agent in the transaction. In determining whether the Company is the principal or an agent, the Company follows the accounting guidance for principal-agent considerations. Because the Company is not the primary obligor and is not responsible for (i) fulfilling the resale products delivery, (ii) establishing the selling prices for delivery of the resale products , (iii) performing all billing and collection activities including retaining credit risk and (iv) baring the back-end risk of inventory loss with respect to any product return from its customer, the Company has concluded that it is the agent in these arrangements, and therefore reports revenues and cost of revenues on a net basis.

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

The installation revenues and sales of equipment and system component are combined and considered as one performance obligation. The promises to transfer the equipment and system component and installation are not separately identifiable, which is evidencing by the fact that the Company provides a significant services of integrating the goods and services into a power generation system for which the customer has contracted. The Company currently does not have any modification of contract and the contract currently does not have any variable consideration.

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

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s disaggregate sale of products streams for the three and six months ended January 31, 2019 and 2018 are summarized as follows:

	For the Three Months Ended January 31, 2019	For the Three Months Ended January 31, 2018	For the Six Months Ended January 31, 2019	For the Six Months Ended January 31, 2018
Revenues
PV panels and others	$11,311,830	$175,821	$20,413,524	$481,461
Air compression equipment and other components	389,477		1,390,688	-
Heat pumps	3,338,872		7,582,436	-
High-grade synthetic fuel	4,183,310		8,280,062	-
Hydraulic parts and electronic components	2,188,559		3,344,294	-
Wine and herbal wine	501,443		501,443
Total revenue	$21,913,491	$175,821	$41,512,447	$481,461

Warranty

The Company generally provides limited warranties for work performed under its contracts. The warranty periods typically extend for up to five years following substantial completion of the Company’s work on a project. At the time a sale is recognized, the Company records estimated future warranty costs under ASC 460. Such estimated costs for warranties are estimated at completion and these warrants are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranty are based on actual warranty experience or Company’s best estimate. There were no such reserves record for the three and six months ended January 31, 2019 and 2018. No right of return exists on sales of inventory. As of January 31, 2019 and July 31, 2018, accrued warranty expense amounted to $66,969 and $67,651, respectively, and classified in the caption “other payables and accrued liabilities” in the accompanying unaudited condensed consolidated balance sheets.

Advertising costs

Advertising costs are expensed as incurred and included in selling and general and administrative expenses. Advertising costs amounted to $9,039 and $3,031 for the three months ended January 31, 2019 and 2018, respectively. Advertising costs amounted to $41,011 and $3,031 for the six months ended January 31, 2019 and 2018, respectively.

Employee benefit

The full-time employees of the Company are entitled to staff welfare benefits including medical care, housing fund, pension benefits, unemployment insurance and other welfare, which are government mandated defined contribution plans. The Company is required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued. Total expenses for the plans were $92,377 and $17,385 for the three months ended January 31, 2019 and 2018, respectively. Total expenses for the plans were $135,099 and $43,712 for the six months ended January 31, 2019 and 2018, respectively.

Value added taxes

The Company is subject to value added tax (“VAT”). Revenue from sales of goods purchased from other entities is generally subject to VAT at the rate of 16% starting in May 2018 or at the rate of 17% in April 2018 and prior for all of its products except Herbal Wine which is at the rate of 3%. The Company is entitled to a refund for VAT already paid on goods purchased. The VAT balance is recorded in other payables on the consolidated balance sheets. Revenues are presented net of applicable VAT.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. PRC tax returns filed in 2015 to 2018 are subject to examination by any applicable tax authorities.

Comprehensive Income (Loss)

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) ASC 220 “Reporting Comprehensive Income”. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company had other comprehensive income of $1,046,405 and $316,017 for the three months ended January 31, 2019 and 2018, respectively, from foreign currency translation adjustments. The Company had other comprehensive income of $665,419 and $405,892 for the six months ended January 31, 2019 and 2018, respectively, from foreign currency translation adjustments.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the RMB as substantially all of the Company’s PRC subsidiaries’ operations use this denomination. Foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenues and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

For the purpose of presenting these financial statements of subsidiaries in PRC, the Company’s assets and liabilities are expressed in U.S. dollars at the exchange rate on the balance sheet date, which is 6.7004 and 6.8204 as of January 31, 2019 and July 31, 2018, respectively; stockholders’ equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 6.8732 and 6.5452 for the three months ended January 31, 2019 and 2018, respectively. Weighted average exchange rate is 6.8753 and 6.5841 for the six months ended January 31, 2019 and 2018, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income (loss) in the stockholders’ equity section of the unaudited condensed consolidated balance sheets.

For the purpose of presenting these financial statements of the subsidiary in Hong Kong, the Company’s assets and liabilities are expressed in U.S. dollars at the exchange rate on the balance sheet date, which is 7.8467 and 7.8490 as of January 31, 2019 and July 31, 2018, respectively; stockholders’ equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 7.8304 and 7.8126 for the three months ended January 31, 2019 and 2018, respectively. Weighted average exchange rate is 7.8361, 7.8130 for the six months ended January 31, 2019 and 2018, respectively. The resulting translation adjustments are reported under accumulated other comprehensive loss in the stockholders’ equity section of the unaudited condensed consolidated balance sheets.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted loss per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Loss per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities for the three and six months ended January 31, 2019 and 2018.

Statutory Reserves

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable statutory surplus reserve fund. Subject to certain cumulative limits, the statutory surplus reserve fund requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the reserve fund. For foreign invested enterprises, the annual appropriation for the reserve fund cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). If the Company has accumulated loss from prior periods, the Company is able to use the current period net income after tax to offset against the accumulate loss. For the six months ended January 31, 2019 and 2018, the Company has contributed $372,824 and $0, respectively, to the statutory reserves.

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

The change in fair value measurement of contingent liability amounted to $155,744 for the three and six months ended January 31, 2019 as the operation results of Hubei Jinli changed and the contingent liability increased to $295,772.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

The following unaudited pro forma combined results of operations present the Company’s financial results as if the acquisition of Hubei Jinli had been completed on August 1, 2017. The unaudited pro forma results do not reflect operating efficiencies or potential cost savings which may result from the consolidation of operations. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations that the Company would have recognized had it completed the transaction on August 1, 2017. Future results may vary significantly from the results in this pro forma information because of future events and transactions, as well as other factors.

	For the Three Months Ended	For the Six Months Ended
	January 31, 2018	January 31, 2018
Revenue	$11,427,157	$12,506,093
Cost of revenue	7,340,163	7,903,481
Gross profit	4,086,994	4,602,612
Total operating expenses	4,089,428	5,220,063
Loss from operations	(2,434)	(617,451)
Other income (expenses), net	709	(3,394)
Loss before income taxes	(1,725)	(620,845)
Income tax expense	(1,008)	(3,843)
Net loss attributable to XT Energy Group, Inc.	$(2,733)	$(624,688)
Weighted average number of common shares outstanding - basic and diluted	591,042,000	591,042,000
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

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

For three and six months ended January 31, 2018, the impact of the acquisition of Tianjin Jiabaili to the consolidated statements of operations and other comprehensive loss was not material.

Acquisition of Wine Co. and Herbal Wine Co.

On December 21, 2018, Xianning Xiangtian completed its acquisition (the “Transaction”) of 90% of the equity interests in each of Wine Co. and Herbal Wine Co., each a limited liability company incorporated in the PRC, pursuant to an equity investment agreement dated December 14, 2018 (the “Agreement”), by and between Xianning Xiangtian and the Rongentang Shareholders, who are unrelated to the Company or Xianning Xiangtian. Wine Co. is engaged in the business of manufacturing and sales of compound wine products and Herbal Wine Co. is engaged in the business of manufacturing and sales of herbal wine products.

Pursuant to the Agreement, Xianning Xiangtian paid a total cash consideration of RMB67.5 million (approximately $9,786,488) (“Total Consideration”) to the Rongentang Shareholders, the full amount of which would be contributed into Wine Co. as registered capital. RMB60 million (approximately $8,699,100) of the Total Consideration was deposited into an escrow account held by Xianning Wenquan Branch of Agricultural Bank of China as escrow agent on December 14, 2018. As of December 21, 2018, the Rongentang Shareholders completed the equity interest transfer registration with relevant PRC government authorities and the fund in the escrow was released.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

In addition, Rongentang Shareholders completed the title transfer procedures with the PRC government authorities for all the real property and land use rights possessed by Rongentang to Wine Co. (“Title Transfer”) from the owner of such real property and land use rights, Xianning Rongentang Wine Co., Ltd. (“Xianning Rongentang”), an entity controlled by the Rongentang Shareholders, in February 2019. Rongentang also obtained a three-year royalty-free license from Xianning Rongentang, the owner of the trademark “Rongentang,” to use such trademark, in January 2019. The remaining RMB7.5 million (approximately $1,087,388) of the Total Consideration to be contributed to Wine Co. as registered capital will be paid off by March 2019.

Rongentang Shareholders were responsible for taxes and undisclosed liabilities of Rongentang prior to the closing, including but not limited to, the guarantee liability of Wine Co. under certain loan agreement, pursuant to which a security interest in the real property possessed by Rongentang was granted to secure the repayment of a loan of a party related to Rongentang Shareholders of up to RMB10 million (approximately $1,449,850) to a PRC commercial bank. RMB10 million (approximately $1,449,850) of the funds received by the Rongentang Shareholders in connection with the Transaction was used to pay off this loan on January 18, 2019.

Upon closing of the Transaction, Rongentang became majority owned subsidiaries of Xianning Xiangtian and the Company is now engaged in the production and sales of compound wine and herbal wine products through Rongentang.

The Company’s acquisition of Wine Co. and Herbal Wine Co. was accounted for as a business combination in accordance with ASC 805. The Company has allocated the purchase price of Wine Co. and Herbal Wine Co. based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with the business combination standard issued by the FASB with the valuation methodologies using level 3 inputs, except for other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition date and considered a number of factors including valuations from independent appraisers. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date, which represents the net purchase price allocation on the date of the acquisition of Wine Co. and Herbal Wine Co. based on a valuation performed by an independent valuation firm engaged by the Company:

Fair Value
Cash	$6,890
Accounts receivable, net	23,612
Inventories, net	1,173,938
Advances to suppliers	25,719
Other receivable	244,279
Plant and equipment	4,351,805
Intangible assets	3,160,442
Goodwill	1,677,127
Total assets	10,663,812

Advance from customers	13,906
Other payables and accrued liabilities	6,128,289
Other payables – related parties and director	3,653,843
Taxes payable	5,582
Total liabilities	9,801,620
Net assets acquired prior to capital contribution	$862,193
Total consideration for capital injection	9,699,669
Additional capital contribution by noncontrolling shareholder	215,548
Net assets acquired after capital contribution	10,777,410
Percentage of interest acquired	90.0%
Total net assets acquired	$9,699,669

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

The above fair value valuation is a preliminary assessment. The Company will continue to evaluate the fair value and to be finalized within one year from acquisition date.

Approximately $1.7 million of goodwill arising from the acquisition consists largely of synergies expected from the sales distribution networks of the Company to boost its wine and herbal wine sales. None of the goodwill is expected to be deductible for income tax purposes.

For the three and six months ended January 31, 2019 and 2018, the impact of the acquisition of Wine Co. and Herbal Wine Co. to the unaudited condensed consolidated statements of operations and comprehensive income (loss) was not material.

Contingent liabilities

Contingent liabilities represent estimated contingent profit sharing payments that the Company agreed to as a purchase price consideration in relation to the acquisition of Hubei Jinli and Tianjin Jiabaili to the former shareholders’ of Hubei Jinli and Tianjin Jiabaili.

Profit sharing payments to former shareholders of Hubei Jinli

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

The change in fair value measurement of contingent liability amounted to $155,744 for the three and six months ended January 31, 2019 as the operations result of Hubei Jinli has changed. As of January 31, 2019, estimated contingent liabilities payables to the former shareholders of Hubei Jinli was $295,772 and classified in the caption “other payables and accrued liabilities” in the accompanying unaudited condensed consolidated balance sheets.

Profit sharing payments to former shareholders of Tianjin Jiabaili

Xianning Xiangtian shall pay the former shareholders of Tianjin Jiabaili 10% of the Tianjin Jiabaili’s annual net profit indefinitely from the date of acquisition on June 30, 2018. As of January 31, 2019, estimated contingent liabilities payables to the former shareholders of Tianjin Jiabaili was $201,481 and classified in the caption “other payables and accrued liabilities” in the accompanying unaudited condensed consolidated balance sheets. No change to the fair value since June 30, 2018 as the estimated potential profit sharing payments remained the same as of the acquisition date.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Investment payable

Investment payable consists of the following:

Name of Payee	Relationship	Nature	January 31, 2019	July 31, 2018

Sheng Zhou	Former shareholder of Hubei Jinli	Payment for acquisition of Hubei Jinli	$225,254	$9,069,058
Guifen Wang	Former shareholder of Hubei Jinli	Payment for acquisition of Tianjin Jiabaili	140,051	137,587
Total			365,305	9,206,645
Short-term			(140,051)	(2,505,871)
Long-term			$225,254	$6,700,774

The maturities schedule is as follows as of January 31, 2019:

Repayment date	Amount
Due on demand	$140,051
June 2019	-
June 2020	220,489
June 2021	733,911
Debt discount	(729,146)
Total	$365,305

Investment payable – related parties

Investment payable – related parties consist of the following:

Name of Related Party	Relationship	Nature	January 31, 2019	July 31, 2018

Wenhe Han	Vice general manager of Tianjin Jiabaili	Payment for acquisition of Tianjin Jiabaili	$116,650	$261,216
Heping Zhang	General manager of Hubei Jinli	Payment for acquisition of Hubei Jinli	572,678	750,286
Total			689,328	1,011,502
Short-term			(163,898)	(507,143)
Long-term			$525,430	$504,359

The maturities schedule is as follows as of January 31, 2019:

Repayment date	Amount
Due on demand	$116,650
June 2019	52,236
June 2020	261,178
June 2021	314,145
Debt discount	(54,881)
Total	$689,328

Debt discount

Debt discount, net of accumulated amortization, totaled $784,027 and $1,021,413 as of January 31, 2019 and July 31, 2018, respectively, are recognized as a reduction of investment payable. Amortization expense related to the debt discount, included in interest expense, was $125,356 and $0 for the three months ended January 31, 2019 and 2018, respectively. Amortization expense related to the debt discount, included in interest expense, was $249,175 and $0 for the six months ended January 31, 2019 and 2018, respectively.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 – Accounts receivable, net

Accounts receivable, net consist of the following:

	January 31, 2019	July 31, 2018

Accounts receivable	$7,613,192	$6,516,935
Less: allowance for doubtful accounts	(1,325,250)	(1,374,155)
Accounts receivable, net	$6,287,942	$5,142,780

For the three months ended January 31, 2019 and 2018, the Company provided for a total of $60,959 and $114,196 in recovery of allowance for doubtful accounts, respectively.

During the six months ended January 31, 2019, the Company recognized a total of $103,928 of recovery of allowance for doubtful accounts. Addition of $32,283 was attributable to the acquisition of Wine Co. and Herbal Wine Co. Foreign currency translation effect amounted to $22,740. During the six months ended January 31, 2018, the Company recognized $112,620 of recovery of allowance for doubtful accounts.

Note 5 – Inventories, net

Inventories, net, consist of the following:

	January 31, 2019	July 31, 2018

Raw materials and parts	$1,541,218	$1,725,258
Work in progress	146,565	124,507
Semi-finished goods	456,936	-
Finished goods	5,946,814	3,291,768
Total	8,091,533	5,141,533
Less: allowance for inventory reserve	-	-
Inventory, net	$8,091,533	$5,141,533

Note 6 – Costs and estimated earnings in excess of billings

Costs in excess of billings related to certain contracts consist of the following:

	January 31, 2019	July 31, 2018
Costs and estimated earnings incurred on uncompleted contracts	$5,518,204	$5,025,892
Billings to date	(5,518,204)	(2,142,484)
Costs and estimated earnings in excess of billings	$-	$2,883,408

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 – Deposit for investment

On March 16, 2018, the Company entered into a letter of intent to establish a 60% majority-owned subsidiary for a proposed supermarket project. Pursuant to the letter of intent, the Company paid a deposit to an unrelated party that will be the 40% noncontrolling interest in the proposed project. The deposit was $439,857 (RMB 3,000,000) and is expected to be used as working capital once the subsidiary is formed. On July 20, 2018, the Company rescinded the letter of intent and the unrelated party is required to fund the deposit to the Company by October 20, 2018. The Company collected $14,539 (RMB 100,000) as of October 31, 2018. The Company has received additional approximately $0.1 million (RMB 710,000) in November 2018. In November 2018, the Company entered an extension agreement with the unrelated party to extend the deadline for refunding the remaining balance of approximately $0.3 million (RMB 2,190,000) to April 2019.

Note 8 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	January 31, 2019	July 31, 2018

Plant and buildings	$11,385,443	$6,662,554
Machinery equipment	8,768,779	6,711,556
Computer and office equipment	431,926	251,965
Vehicle	302,873	121,211
Plant improvement	742,836	729,766
Construction in progress	817,094	256,503
Subtotal	22,448,951	14,733,555
Less: accumulated depreciation	(4,847,059)	(2,767,322)
Property, plant and equipment, net	$17,601,892	$11,966,233

Depreciation expenses for the three months ended January 31, 2019 and 2018 were $325,021 and $113,748, respectively. For the three months ended January 31, 2019 and 2018, depreciation included in cost of sales was $210,664 and $18, respectively. For the three months ended January 31, 2019 and 2018, depreciation included in selling, general and administrative expenses was $114,357 and $113,730, respectively.

Depreciation expenses for the six months ended January 31, 2019 and 2018 were $541,127 and $195,881, respectively. For the six months ended January 31, 2019 and 2018, depreciation included in cost of sales was $327,553 and $3,149, respectively. For the six months ended January 31, 2019 and 2018, depreciation included in selling, general and administrative expenses was $213,574 and $192,732, respectively.

Construction-in-progress consist of the following as of January 31, 2019:

Construction-in-progress description	Value	Estimated Completion date	Estimated Additional Cost to Complete
Synthetic fuel raw materials production line	$473,700	March 2019	$5,257
Factory plantation	188,048	February 2019	2,227
Fire safety equipment installation	143,766	March 2019	14,924
Other miscellaneous items	11,579	February 2019	-
Total construction-in-progress	$817,093		$22,408

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 – Intangible assets, net

Intangible assets consist of the following:

	January 31, 2019	July 31, 2018

Land use rights	$7,535,819	$4,581,842
Technology know-hows	1,861,829	1,829,072
Patents, licenses and certifications	3,340,080	2,935,293
Software	5,532	-
Less: accumulated amortization	(493,333)	(85,564)
Subtotal	12,249,927	9,260,643
In-process R&D	57,220	-
Intangible assets, net	$12,307,147	$9,260,643

Amortization expenses for the three months ended January 31, 2019 and 2018 amounted to $209,000 and $0, respectively. Amortization expenses for the six months ended January 31, 2019 and 2018 amounted to $395,902 and $0, respectively.

Based on the finite-lived intangible assets as of January 31, 2019, the expected amortization expenses are estimated as follows:

Twelve Months Ending January 31,	Estimated Amortization Expense

2020	$900,120
2021	900,120
2022	898,776
2023	880,644
2024	704,209
Thereafter	7,966,058
Total	$12,249,927

Note 10 – Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Hubei Jinli	Tianjin Jiabaili	Wine Co. and Herbal Wine Co.	Total
Balance as of July 31, 2018	$3,793,245	$339,898	$-	$4,133,143
Goodwill acquired in the Wine Co. and Herbal Wine Co. acquisition	-	-	1,741,855	1,741,855
Foreign currency translation adjustment	67,935	6,087	-	74,022
Balance as of January 31, 2019	$3,861,180	$345,985	$1,741,855	$5,949,020

Note 11 – Debt

Short-term loan - bank

Outstanding balance of short-term loan - bank consisted of the following:

Bank Name	Maturities	Interest rate	Collateral/ Guarantee	January 31, 2019	July 31, 2018

Wuhan Rural Commercial Bank	May 2019	7.00%	Guarantee by Sheng Zhou and Heping Zheng, former shareholders of Hubei Jinli, and three other companies related to Sheng Zhou	$746,224	$733,095

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Current maturities of long-term loan

Outstanding balance of current maturities of long-term loan consisted of the following:

Bank Name	Maturities	Interest rate	Collateral/ Guarantee	January 31, 2019	July 31, 2018

Xianning Rural Commercial Bank*	April 2019	5.83%	Land use rights, plant and equipment, inventories	$2,656,558	$3,069,113

*	The current maturities of long-term loan was acquired through the acquisition of Hubei Jinli on June 30, 2018 (see Note 3).

Short-term loan – third party

Outstanding balance of short-term loan – third party consisted of the following:

Lender Name	Maturities	Interest rate	Collateral/ Guarantee	January 31, 2019	July 31, 2018

Xianning Zhongying New Energy Service Co. Ltd.	Repaid in October 2018	4.75%	None	$-	$175,943

Short-term loans – related parties

Name of Related Party	Relationship	Maturities	Interest rate	Collateral/ Guarantee	January 31, 2019	July 31, 2018

Zhou Deng Hua	Chief Executive Officer of the Company	April 2019 & July 2019	None	None	$-	$5,864,759
Jian Zhou	Chairman of the Company	May 2019	None	None	-	703,771
Hubei Henghao Real Estate Development Co., Ltd.	Bin Zhou, son of Zhou Deng Hua, is the executive director and general manager	Repaid in October 2018	12.00%	None	-	13,195,707
Hubei Henghao Real Estate Development Co., Ltd	Bin Zhou, son of Zhou Deng Hua, is the executive director and general manager	January 2019	4.75%	None	-	381,209
Total					$-	$20,145,446

Interest expense for the three months ended January 31, 2019 amounted to $100,997, including $49,779 related parties interest expenses. Interest expense for the six months ended January 31, 2019 amounted to $454,406, including $345,107 related parties interest expenses. There was no interest expense for the three and six months ended January 31, 2018.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12 – Related party balances and transactions

Sales to related parties

Sanhe Liguang Kelitai Equipment Ltd (“Sanhe Kelitai”)

In August 2016, Sanhe Xiangtian began three construction projects for installation of PV panels with Sanhe Kelitai. Sanhe Kelitai is majority (95%) owned by Zhou Jian, the Company’s Chairman of the Board. During the three months ended January 31, 2018, revenue of $46,050 and costs of sales of $39,884 were recognized related to these projects. During the six months ended January 31, 2018, revenue of $54,798 and costs of sales of $47,434 were recognized related to these projects. There was no revenue for the three and six months ended January 31, 2019.

Leases with related parties

Sanhe Xiangtian leases its principal office, factory and dormitory from LuckSky Group in Sanhe City, Hebei Province, PRC. LuckSky Group is owned by Zhou Deng Rong, the Company’s former Chief Executive Officer. The space in the office, factory and dormitory being leased are 1296, 5160 and 1200 square meters, respectively. The office and factory space are leased for a rent of $105,053 (RMB 697,248) per year and the dormitory is leased for a rent of $19,527 (RMB 129,600) per year. The leases expire on April 30, 2024 and are subject to renewal with a two-month advance written notice. For the three months ended January 31, 2019 and 2018, rent expense for the lease with Lucksky Group was $30,078 and $31,579, respectively. For the six months ended January 31, 2019 and 2018, rent expense for the lease with Lucksky Group was $60,132 and $62,791, respectively. As of January 31, 2019 and July 31, 2018, the amount due under the leases was $586,162 and $515,234, respectively.

During year ended July 31, 2018, Sanhe Xiangtian leased another office in Sanhe City from Sanhe Dong Yi Glass Machine Company Ltd (“Sanhe Dong Yi”) which is owned by Zhou Deng Rong with the lease term expiring on June 14, 2019 for a rent of approximately $7,000 (RMB 48,000) per year. For the three months ended January 31, 2018, rent expense for this lease with Sanhe Dong Yi was $1,746. For the six months ended January 31, 2018, rent expense for this lease with Sanhe Dong Yi was $3,491.

Related party balances

a.	Short-term loans – related parties (See Note 11)

b.	Other receivable – related parties:

Name of Related Party	Relationship	Nature	January 31, 2019	July 31, 2018

Tianyu Ma	General Manager of Tianjin Jiabaili	Employee advances	$10,679	$-
Lei Su	Legal representative of Tianjin Jiabaili	Employee advances	1,492	-
Zhimin Feng	Legal representative of Jingshan Sanhe	Employee advances	4,894	-
Heping Zhang	General Manager of Hubei Jinli	Employee advances	1,492	-
Ping Yu	General Manager of Jingshan Sanhe	Employee advances	3,881	-
Kairui Tong	Legal representative and general Manager of Wine Co. and Herbal Wine Co.	Employee advances	5,417	-
			27,855	-

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

c.	Other payables – related parties:

Name of Related Party	Relationship	Nature	January 31, 2019	July 31, 2018

Luck Sky International Investment Holdings Ltd.	Owned by Zhou Deng Rong, former Chief Executive Officer and director	Advances for payment of U.S. professional fee	$530,941	$-
Lucksky Group	Owned by Zhou Deng Rong, former Chief Executive Officer and director	Lease payable	586,163	515,234
Sanhe Dong Yi	Owned by Zhou Deng Rong, former Chief Executive Officer and director	Lease payable	-	21,113
Hubei Henghao Real Estate Development Co., Ltd.	Bin Zhou, son of Zhou Deng Hua, is the executive director and generate manager	Interest payable	250,391	211,441
Zhou Deng Rong	Former Chief Executive Officer and director	Advances for payment of U.S. professional fee	2,748,260	2,748,260
Zhou Deng Hua	Chief Executive Officer	Advances for operational purpose	294,759	289,572
Jian Zhou	Chairman	Advances for operational purpose	1,899,122	436,444
Zhimin Feng	Legal representative of Jingshan Sanhe	Advances for operational purpose	-	1,191
Wei Gu	General manager of Xiangtian Zhongdian	Advances for operational purpose	-	6,863
Xianning Matang Rheumatology Hospital	Indirectly and partially owned by the noncontrolling shareholder of Wine Co. and Herbal Wine Co.	Advances for operational purpose	333,417	-
Xianning Rongentang	Partially owned by the noncontrolling shareholder of Wine Co.. and Herbal Wine Co.	Advances for operational purpose	136,139	-
Dahuan Chen	Noncontrolling shareholder of Wine Co. and Herbal Wine Co.	Advances for operational purpose	208,943	-
Shuiqing Zhen	Shareholder and legal representative of Xiangtian Trade	Advances for operational purpose	540,267	-
Total			$7,528,402	$4,230,118

d.	Investment payables – related parties (See Note 3)

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

As of January 31, 2019, the Company entered into a series of sales contracts with Xianning Lucksky. These contracts represented approximately $813,315 and $0 of the Company’s revenue during the three months ended January 31, 2019 and 2018, respectively. These contracts represented approximately $1,824,694 and $0 of the Company’s revenue during the six months ended January 31, 2019 and 2018, respectively.

On July 27, 2016, Xianning Xiangtian entered into a rental agreement with Xianning Lucksky to lease 4,628 square meters’ space in a factory in Xianning, Hubei Province, PRC. The space is leased for a rent of $83,132 (RMB 555,360) per year. The lease would expire on July 31, 2018 but the Company terminated the lease early in February 2018 when the Company through Xiangtian Zhongdian signed another lease agreement which expired on February 5, 2019 with a rent of approximately $25,000 (RMB 168,922) per year. Xiangtian Zhongdian renewed such lease under the same terms from February 6, 2019 to February 5, 2021. During the three months ended January 31, 2019 and 2018, rent expense related to these leases was $6,250 and $42,008, respectively. During the six months ended January 31, 2019 and 2018, rent expense related to these leases was $12,500 and $62,791, respectively.

On July 27, 2018, Xianning Xiangtian entered into a lease with Xianning Lucksky for a space of 3,128 square meters in the factory in Xianning, Hubei province. The factory space is leased for a rent of approximately $17,000 (RMB 114,172) per year from August 1, 2018 to July 31, 2020 and is subject to renewal with a one-month advance written notice. Rent expense for this lease amounted to $145,450 and $148,914 for the three and six months ended January 31, 2019, respectively.

Note 14 – Employee benefits government plan

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. PRC labor regulations require the Company to pay to the local labor bureau a monthly contribution calculated at a stated contribution rate based on the basic monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. As of January 31, 2019 and July 31, 2018, the outstanding amount due to the local labor bureau was $191,537 and $174,971, respectively, and is included in Other Payables and Accrued Liabilities on the accompanying balance sheets.

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

Significant components of the income tax expense consisted of the following for the three and six months ended January 31, 2019 and 2018:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Current	$1,032,405	$1,008	$1,575,918	$3,843
Deferred	17,369	-	-	-
Provision for income tax	$1,049,774	$1,008	$1,575,918	$3,843

Significant components of the Company’s deferred tax assets as of January 31, 2019 and July 31, 2018 are approximately as follows:

	January 31, 2019	July 31, 2018
Deferred tax assets:
Net operating loss carry forwards	$1,096,700	$911,400
Accounts receivable allowance	331,300	343,500
Accrued liabilities	87,000	50,600
Warranty and other	16,700	16,400
Deferred tax assets before valuation allowance	1,531,700	1,321,900
Less: valuation allowance	(1,531,700)	(1,321,900)
Net deferred tax assets	$-	$-

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

As of January 31, 2019, the Company had U.S. federal NOLs of approximately $4,254,000 that expire beginning in 2029 to 2038 with deferred tax assets of approximately $893,000. As of January 31, 2019, the Company had approximately $794,000 of NOLs related to its PRC subsidiaries and VIEs that expire in years 2019 through 2023 with deferred tax assets of approximately $198,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of January 31, 2019.

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

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other Income (Expense)” in the statement of operations. Penalties would be recognized as a component of “General and Administrative Expenses” in the statement of operations. The Company filed its July 31, 2016 and 2017 corporation income tax return in November 2018. No interest or penalty on unpaid tax in relation to the late filings was recorded during the three and six months ended January 31, 2019 and 2018, respectively. As of January 31, 2019 and July 31, 2018, other than discussed above, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next quarter.

Note 16 – Commitments and contingencies

Operating leases

The total future minimum lease payments under the non-cancellable operating leases as of January 31, 2019 are payable as follows:

Twelve months ending January 31,	Minimum Lease Payment
2020	$395,460
2021	1,163,505
2022	1,133,641
2023	591,882
2024	217,129
Thereafter	31,970
Total minimum payments required	$3,533,587

Rental expense of the Company for the three months ended January 31, 2019 and 2018 were $303,587 and $89,817, respectively. Rental expense of the Company for the six months ended January 31, 2019 and 2018 were $461,605 and $109,527, respectively.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

Purchase commitment

The total future minimum purchase commitment under the non-cancellable purchase contracts as of January 31, 2019 are payable as follows:

Twelve Months Ending January 31,	Minimum Purchase Commitment
2020	$47,488
Thereafter	-
Total minimum payments required	$47,488

Contingencies

On September 23, 2013, the Company issued 60,000,000 shares of restricted common stock at $0.001 per share to Mr. Roy Thomas Phillips, who was then a consultant to the Company and later served as the acting Chief Financial Officer of the Company beginning July 29, 2014, and two other non-related parties obtained a total of 7,000,000 shares of restricted common stock. The shares were issued in contemplation of a secondary offering. The Company takes the position that these shares should be cancelled since no secondary offering was consummated. The Company is taking steps to have these shares canceled. The Company valued the 67,000,000 shares of common stock issued at $67,000 as there was no market for the Company’s common stock and it has limited or no trading; and there is thought to be minimal value in the Company at the time of issuance, therefore the par value is thought to match the assumed market price of the Company’s common stock which is at $0.001 per share. The Company might incur additional expenses to have these shares canceled. On July 24, 2015, 7,000,000 shares issued to two other non-related parties were cancelled. For the three and six months ended January 31, 2019 and 2018, the dilutive effect of not canceling the 60,000,000 shares is incorporated in the unaudited condensed consolidated financial statements as the Company recorded such shares as issued and outstanding. For the three and six months ended January 31, 2019 and 2018, not canceling the 60,000,000 shares has an anti-dilutive effect. On January 29, 2019, the Company commenced an action against Global Select Advisors Ltd. (“Global Select”) in the First Judicial District Court of Nevada (the “Court”) to cancel 60 million shares of common stock of the Company that, without proper authorization, were issued to Roy Thomas Phillips, a former consultant and acting Chief Financial Officer of the Company, and subsequently transferred to Global Select.  On February 25, 2019, the Clerk of the Court entered a default against Global Select as a result of Global Select’s failure to respond to the Company’s complaint. The Company intends to file a motion for default judgment pursuant to which the Company will seek an order authorizing the Company to cancel the 60 million shares.

Sanhe Xiangtian is involved in a litigation with Shandong Taidai Photovoltaic Technology Co., Ltd. (“Shandong Taidai”) for contractual dispute. Sanhe Xiangtian filed a complaint on January 24, 2018 with the Sanhe People’s Court and claimed for damages of RMB 1,000,000 (approximately $149,245) caused by Shandong Taidai as it provided the unqualified construction project. As of the date of this report, the litigation is still in the process of verifying the damages. The Company does not believe the litigation will have significant impact on their unaudited condensed consolidated financial statements.

Shandong Taidai filed a lawsuit against Sanhe Xiangtian with Dongying City Intermediate People’s Court of Shandong Province on November 29, 2018 regarding the same project and claimed unpaid work of RMB 4,089,150 (approximately $610,284) and liquidated damages of RMB 2,025,139 (approximately $302,242). As of December 19, 2018, Sanhe Xiangtian has submitted an application objecting to the jurisdiction of Dongying City Intermediate People’s Court of but the application was rejected. On January 23, 2019, Sanhe Xiangtian appealed the ruling in the jurisdiction of Dongying City Intermediate People’s Court. Currently, the case is under review by the Dongying City Intermediate People’s Court.

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

As of January 31, 2019, the Company had not granted any awards under the Plan.

During the six months ended January 31, 2019, the Company’s Chairman and major stockholder contributed $15,465,036 of additional paid in capital in Xianning Xiangtian.

Note 18 – Concentrations

Customer concentration risk

For the three months ended January 31, 2019, two customers accounted for 47.4% and 17.1% of the Company’s total revenues. For the three months ended January 31, 2018, no customer accounted over 10% of the Company’s total revenues.

For the six months ended January 31, 2019, two customers accounted for 45.4% and 17.6% of the Company’s total revenues. For the six months ended January 31, 2018, one customer accounted for 52.0% of the Company’s total revenues.

As of January 31, 2019, five customers accounted for 17.3%, 14.8%, 13.0%, 11.7% and 10.7% of the total balance of accounts receivable, respectively. As of July 31, 2018, three customers accounted for 32.0%, 15.0% and 12.3% of the total balance of accounts receivable, respectively.

Vendor concentration risk

For the three months ended January 31, 2019, two vendors accounted for 35.4% and 11.9% of the Company’s total purchases. For the three months ended January 31, 2018, no vendor accounted over 10% of the Company’s total purchases.

For the six months ended January 31, 2019, two vendors accounted for 38.4% and 17.8% of the Company’s total purchases. For the six months ended January 31, 2018, no vendors accounted over 10% of the Company’s total purchases.

As of January 31, 2019, three vendors accounted for 41.7%, 11.0%, and 11.5% of the total balance of accounts payable, respectively. As of July 31, 2018, four vendors accounted for 29.8%, 15.7%, 14.0% and 11.7% of the total balance of accounts payable, respectively.

Note 19 – Segment reporting

Starting in April 2018, the Company began to evaluate performance and to determine resource allocations based on a number of factors, the primary measurement being income from operations of the Company’s nine reportable divisions in the PRC: Sanhe Xiangtian, Xianning Xiangtian, Xiangtian Zhongdian, Jingshan Sanhe, Hubei Jinli, Tianjin Jiabaili, Xiangtian Trade, Wine Co., and Herbal Wine Co. Tianjin Jiabaili did not have any operations as of January 31, 2019. Prior period numbers are broken down for purposes of comparison.

These reportable divisions are consistent with the way the Company manages its business and each division operates under separate management groups and produces discrete financial information. The accounting principles applied at the operating division level in determining income (loss) from operations is generally the same as those applied at the unaudited condensed consolidated financial statement level.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

The following represents results of division operations for the three and six months ended January 31, 2019 and 2018:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Revenues:
Sanhe Xiangtian	$976,074	$214,745	$2,896,951	$569,634
Xianning Xiangtian	3,333,568	17,498	7,567,198	17,803
Jingshan Sanhe	3,753,465	-	7,329,793	-
Xiangtian Zhongdian	11,155,044	-	20,256,912	-
Hubei Jinli	2,188,559	-	3,344,294	-
Xiangtian Trade	5,338	-	5,338	-
Wine Co.	399,861	-	399,861	-
Herbal Wine Co.	101,582	-	101,582	-
Consolidated revenues	$21,913,491	$232,243	$41,901,929	$587,437

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Gross profit:
Sanhe Xiangtian	$451,887	$56,054	$1,159,296	$93,418
Xianning Xiangtian	509,427	748	1,363,212	934
Jingshan Sanhe	1,785,033	-	2,972,524	-
Xiangtian Zhongdian	1,126,826	-	2,035,160	-
Hubei Jinli	1,497,608	-	2,036,104	-
Xiangtian Trade	5,338	-	5,338	-
Wine Co.	360,061	-	360,061	-
Herbal Wine Co.	85,965	-	85,965	-
Consolidated gross profit	$5,822,145	$56,802	$10,017,660	$94,352

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Income (loss) from operations:
Sanhe Xiangtian	$170,074	$(603,151)	$839,836	$(1,028,448)
Xianning Xiangtian	120,796	(226,461)	742,864	(488,840)
Jingshan Sanhe	1,567,940	-	2,580,897	-
Xiangtian Zhongdian	474,060	-	1,275,812	-
Hubei Jinli	1,076,580	-	1,184,016	-
Tianjin Jiabaili	(120,779)	-	(297,691)	-
Xiangtian Trade	4,393	-	4,393	-
Wine Co.	300,804	-	300,804	-
Herbal Wine Co.	66,103	-	66,103	-
All four holding entities	$(607,532)	$160,925	(1,102,964)	-
Consolidated income (loss) from operations	3,052,439	(668,687)	$5,594,070	$(1,517,288)

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Net income (loss) attributable to controlling interest:
Sanhe Xiangtian	$195,701	$(606,307)	$743,215	$(1,035,761)
Xianning Xiangtian	(187,857)	(226,417)	21,559	(488,764)
Jingshan Sanhe	1,082,533	-	1,839,889	-
Xiangtian Zhongdian	199,417	-	671,781	-
Hubei Jinli	806,315	-	869,583	-
Tianjin Jiabaili	(119,059)	-	(299,191)	-
Xiangtian Trade	3,264	-	3,264	-
Wine Co.	194,295	-	194,295	-
Herbal Wine Co.	49,431	-	49,431	-
All four holding entities	(606,541)	163,738	(1,100,560)	-
Consolidated net income (loss) attributable to controlling interest	$1,617,499	$(668,986)	$2,993,266	$(1,524,525)

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Depreciation and amortization expenses:
Sanhe Xiangtian	$44,359	$62,132	$87,422	$126,992
Xianning Xiangtian	137	51,616	194	68,889
Jingshan Sanhe	14,519	-	23,224	-
Xiangtian Zhongdian	70,267	-	145,157	-
Hubei Jinli	291,952	-	513,737	-
Tianjin Jiabaili	51,013	-	105,521	-
Wine Co.	51,656	-	51,656	-
Herbal Wine Co.	10,118	-	10,118	-
Consolidated depreciation and amortization expenses	$534,021	$113,748	$937,029	$195,881

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Interest expense:
Sanhe Xiangtian	$(207)	$-	$5,834	$-
Xianning Xiangtian	170,389	-	583,494	-
Hubei Jinli	56,171	-	114,253	-
Consolidated interest expense	$226,353	$-	$703,581	$-

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Capital expenditures:
Sanhe Xiangtian	$18	$-	$47,049	$-
Xianning Xiangtian	570	-	1,835	-
Jingshan Sanhe	625,253	-	890,576	-
Xiangtian Zhongdian	55	-	8,095	-
Hubei Jinli	239,638	-	384,281	-
Tianjin Jiabaili	6,295	-	18,655	-
Wine Co.	73,646	-	73,646	-
Consolidated capital expenditures	$945,475	$-	$1,424,137	$-

Total assets of each division as of January 31, 2019 and July 31, 2018 consisted of the following:

	January 31, 2019	July 31, 2018
Total assets:
Sanhe Xiangtian	$7,500,880	$11,355,619
Xianning Xiangtian	5,981,470	4,689,100
Jingshan Sanhe	4,829,032	3,513,449
Xiangtian Zhongdian	9,015,110	12,620,210
Hubei Jinli	22,525,849	22,489,702
Tianjin Jiabaili	1,491,926	4,111,706
Xiangtian Trade	460,474	-
Wine Co.	10,108,182	-
Herbal Wine Co.	2,494,640	-
All four holding entities	1,138,737	248,164
Consolidated assets	$65,546,300	$59,027,950

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited consolidated financial statements and the notes thereto, which are included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

Overview

XT Energy Group, Inc., formerly known as Xiangtian (USA) Air Power Co. Ltd. (the “Company” or “XT Energy” or “we”, “us”, “our” and similar terminology) was incorporated in the State of Delaware on September 2, 2008 as Goa Sweet Tours Ltd. On April 17, 2012, the Company entered into certain share purchase agreements, by and among Luck Sky International Investment Holdings Limited (“Luck Sky”), an entity owned and controlled by Zhou Deng Rong, former Chief Executive Officer and director of the Company, and certain of the Company’s former stockholders who owned, in the aggregate, 7,200,000 shares of the Company’s common stock (90% of the then outstanding shares). On May 15, 2012, Luck Sky purchased all 7,200,000 shares for an aggregate of $235,000. Effective May 29, 2012, the Company’s name was changed to “Xiangtian (USA) Air Power Co., Ltd.”

On May 30, 2014, the Company purchased 100% of the issued and outstanding shares of Luck Sky (Hong Kong) Aerodynamic Electricity Limited (“Xiangtian HK”) from its sole shareholder, Zhou Jian, who is also the Chairman of the Company. As a result of the acquisition, Xiangtian HK became the Company’s wholly owned subsidiary and the wholly owned subsidiary of Xiangtian HK in the People’s Republic of China (“China,” or the “PRC”), Luck Sky (Shenzhen) Aerodynamic Electricity Limited (“Xiangtian Shenzhen”) became the Company’s indirect subsidiary through Xiangtian HK.

Effective October 31, 2016, we were reincorporated in Nevada as a result of our merger with and into our wholly owned Nevada subsidiary.

We are engaged in a variety of energy-related businesses through its subsidiaries and controlled entities in China. One of the businesses is in the field of Compressed Air Energy Storage in China and produces electricity generation systems that combine its compressed air storage technology with photovoltaic (“PV”) panels to achieve a continuous supply of power under weather conditions that are unfavorable to the generation of electricity from PV panels alone. The sales and installation of power generation systems and PV systems and the sales of PV panels, air compression equipment and heat pump products have been carried out through the Company’s variable interest entities (“VIEs”), formerly Sanhe Luck Sky Electrical Engineering Co., Ltd. (“Sanhe Xiangtian”) and currently Xianning Xiangtian Energy Holding Group Co. Ltd. (“Xianning Xiangtian”), formerly known as Xianning Sanhe Power Equipment Manufacturing Co. Ltd.

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

In August 2018, Xianning Xiangtian formed a wholly owned subsidiary, Xianning Xiangtian Trade Co. Ltd. (“Xiangtian Trade”), which is expected to engage in trading chemical raw materials for the purpose of providing a stable supply for fuel products operation.

In September and October 2018 and January 2019, Mr. Jian Zhou, the Company’s chairman and a shareholder of Xianning Xiangtian provided Chinese Renminbi (“RMB”) 106,260,000 (approximately $15.5 million) as capital contribution to Xianning Xiangtian.

On November 5, 2018, the Company changed its name to XT Energy Group, Inc. through a merger with and into its newly formed wholly-owned subsidiary formed for the purpose of affecting the name change.

In December 2018, Xianning Xiangtian acquired Hubei Rongentang Wine Co., Ltd. (“Wine Co.”), which is engaged in the business of manufacturing and sales of wine, and acquired Hubei Rongentang Herbal Wine Co., Ltd. (“Herbal Wine Co.”), which is engaged in the business of manufacturing and sales of herbal wine products. The purpose of the acquisition is to combining the sales distribution networks of the Company, Wine Co, and Herbal Wine Co. to boost all parties’ sales.

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

As a result of the New VIE Agreements, we have become the primary beneficiary of Xianning Xiangtian, and it treats Xianning Xiangtian as its variable interest entity under U.S. GAAP. We will continue to consolidate the financial results of Xianning Xiangtian in our unaudited condensed consolidated financial statements in accordance with U.S. GAAP. The above reorganization has no effect to the Company’s unaudited condensed consolidated financial statements for the current period and thereafter.

Key Factors that Affect Operating Results

Our ability to build our brand and expand our sales distribution channel

We market our products (including wine products) through third-party distributors in China and through employees for direct sales. The distributors sell our products and receive commissions based on the value of the contracts. We utilize three classes of distributors based on the size of their territory – province, city and town. The distributors target factories and power plants, as well as local governments which may encourage local industry to utilize alternate energy sources, for our power generation products. The distributors also target wine retailers, supermarkets for our wine products and target gas stations and automobile repair shops for our synthetic fuel products. Our revenue growth will be affected by our ability to effectively execute our marketing strategies to build our brand and to expand our sales distribution channel through other sources other than through our distributors.

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

In addition, we are subject to a variety of licenses and permits, laws and regulations related to the wine and herbal wine operations.

●	Food Business License, according to Food Management License Management Measures (2015), within the territory of the People’s Republic of China, anyone who engages in food sales and catering services shall obtain a food business license in accordance with the law. Where engaging in food business activities without obtaining food business license, the local food and drug supervision and administration department may impose punishment in accordance with the provisions of Article 122 of the Food Safety Law of the People’s Republic of China.

●	Food Production License, according to Food Production License Management Measures (2015), within the territory of the People’s Republic of China, food production activities shall be subject to food production license in accordance with the law. Where engaging in food production activities without obtaining food production license, the local food and drug supervision and administration department may impose punishment in accordance with the provisions of Article 122 of the Food Safety Law of the People’s Republic of China.

●	Pharmaceutical Manufacturing Permit, a pharmaceutical manufacturer must obtain a pharmaceutical manufacturing permit from the relevant provincial branch of China Food and Drug Administration (“CFDA”).

●	Good Manufacturing Practice (“GMP”) Certificate. A pharmaceutical manufacturer must meet the GMP standards for each of its production facilities in China in respect of each form of pharmaceutical product it produces. GMP standards include staff qualifications, production premises and facilities, equipment, raw materials, environmental hygiene, production management, quality control and customer complaint administration. If a manufacturer meets the GMP standards, the CFDA will issue to the manufacturer a GMP certificate with a five-year validity period.

●	Product Quality Law and related technical guidelines. Pursuant to the Product Quality Law of China promulgated by the National People’s Congress Standing Committee in 1993 and amended in 2000 and 2009 respectively, a seller must establish and practice a check-for-acceptance system for replenishment of such seller’s inventory, and examine the quality certificates and other marks and must also adopt measures to keep the products for sale in good quality. Pursuant to the Product Quality Law of China, where a defective product causes physical injury to a person or damage to such person’s property, the victim may claim for damages against the manufacturer or the seller of the product. If the seller pays the damages and it is the manufacturer that should bear the liability, the seller has a right of recourse against the manufacturer. Similarly, if the manufacturer pays damages and it is the seller that should bear the liability, the manufacturer has a right of recourse against the seller. Violations of the Product Quality Law of China could result in various penalties, including the imposition of fines, suspension of business operations, revocation of business licenses and criminal liabilities.

●	Tort Liability Law. Pursuant to the Tort Liability Law of China, which was promulgated by the National People’s Congress Standing Committee on December 30, 2009 and became effective on July 1, 2010, producers are liable for damages caused by defects in their products and sellers are liable for damages attributable to their fault. If the defects are caused by the fault of third parties such as the transporter or storekeeper, producers and sellers have the right to claim for compensation from these third parties after paying for the damages. The producers and sellers are obligated to take remedial measures such as issuing warnings or recalling the products in a timely manner if defects are found in products that are in circulation. If a party knowingly manufactured and sold defective products that cause death or severe personal injuries, the injured person has the right to claim punitive damages.

●	Drug Administration Law and Advertising law. Herbal wine is considered as a type of drug. Drug advertisements shall be approved by the drug regulatory department before it is published and a drug advertisement approval number would be issued. The drug advertisement shall not be released if the approval number is not obtained. Besides, advertising for non-pharmaceutical products may not be publicized with therapeutic effects.

Results of Operations

The Three Months Ended January 31, 2019 Compared to the Three Months Ended January 31, 2018

	For the Three Months Ended January 31, 2019	For the Three Months Ended January 31, 2018	Change	Change (%)

Revenue	$21,913,491	$232,243	$21,681,248	9,335.6%
Cost of revenue	16,091,346	175,441	15,915,905	9,071.9%
Gross profit	5,822,145	56,802	5,765,343	10,149.9%
Operating expenses	2,925,450	725,489	2,199,961	303.2%
Income (loss) from operations	2,896,695	(668,687)	3,565,382	533.2%
Other income (expenses), net	(116,877)	709	(117,586)	(16,584.8)%
Income (loss) before income taxes	2,779,818	(667,978)	3,447,796	516.2%
Income tax expense	(1,049,774)	(1,008)	1,048,766	104,044.2%
Net income (loss)	1,730,044	(668,986)	2,399,030	358.6%
Less: Net income attributable to non-controlling interest	112,545	-	112,545	100.0%
Net income (loss) attributable to common stockholders	1,617,499	(668,986)	2,286,485	341.8%
Net income (loss) per share attributable to common stockholders
Basic and diluted earning per share	$0.00	$0.00	$0.0	-

Revenue

Our revenue consisted of the sales of PV panels and others, air compression equipment and other components, heat pump products, high-grade synthetic fuel products, hydraulic parts and electronic components, wine and herbal wine for the three months ended January 31, 2019.

Total revenues increased by $21,681,248, or 9,335.6%, to $21,913,491 for the three months ended January 31, 2019 as compared to $232,243 for the three months ended January 31, 2018. The overall increase was primarily attributable to the increase of revenue generated from sales of PV panels and other products, air compression equipment and other components, heat pumps, high-grade synthetic fuel, hydraulic parts and electronic components, and the sales generated from the newly acquired wine and herbal wine businesses.

Our revenue from our revenue categories are summarized as follows:

	For the Three Months Ended January 31, 2019	For the Three Months Ended January 31, 2018	Change	Change (%)

Revenue
Installation of power generation systems	$-	$56,422	$(56,422)	(100.0)%
PV panels and others	11,311,830	175,821	11,136,009	6,333.7%
Air compression equipment and other components	389,477	-	389,477	100.0%
Heat pumps	3,338,872	-	3,338,872	100.0%
High-grade synthetic fuel	4,183,310	-	4,183,310	100.0%
Hydraulic parts and electronic components	2,188,559	-	2,188,559	100.0%
Wine and herbal wine	501,443	-	501,443	100.0%
Total revenue	$21,913,491	$232,243	$21,681,248	9,335.6%

Installation of power generation systems revenue decreased by $56,422 or 100.0% from $56,422 for the three months ended January 31, 2018 to $0 for the three months ended January 31, 2019 because we did not have any new installation projects. We will keep searching for large installation projects to increase our revenue. Sales of PV panels and others increased by $11,136,009 or 6,333.7% from $175,821 for the three months ended January 31, 2018 to $11,311,830 for the same period in 2019. The increase in sales of PV panels and others was mainly attributable to Xiangtian Zhongdian, established in March 2018, which is in the business of manufacturing and sales of PV panels. Sales of air compression equipment and other components increased by $389,477 or 100.0% and the sales of heat pumps increased by $3,338,872 or 100.0% for the three months ended January 31, 2019 as compared to the same period in 2018. Air compression equipment and other components and heat pumps are parts of the installation of power generation systems, which were not sold separately during the three months ended January 31, 2018 while we sold them as separate components as a result of our marketing efforts during the three months ended January 31, 2019, which resulted in the increase of sales revenues.

Sales of high-grade synthetic fuel increased by $4,183,310 or 100.0% for the three months ended January 31, 2019 as compared to the same period in 2018 due to our establishment of Jingshan Sanhe in April 2018 which is engaged in the business of researching, manufacturing and sales of high-grade synthetic fuel products. We expect our sales of high-grade synthetic fuel will continue to increase significantly as we expand our product offering to include synthetic fuel for diesel vehicles, which has already passed the testing production.

Sales of hydraulic parts and electronic components increased by $2,188,559 or 100.0% for the three months ended January 31, 2019 as compared to the same period in 2018 due to our acquisition of Hubei Jinli in June 2018 which is engaged in the business of manufacturing and sales of hydraulic parts and electronic components.

Sales of wine and herbal wine increased by $501,443 or 100.0% for the three months ended January 31, 2019 as compared to the same period in 2018 due to our acquisition of Wine Co. and Herbal Wine Co. in December 2018. Wine Co. is engaged in the business of manufacturing and sales of wine and Herbal Wine Co. is engaged in the business of manufacturing and sales of herbal wine products.

Cost of Revenue

Total cost of revenue increased by $15,915,905, or 9,071.9%, to $16,091,346 for the three months ended January 31, 2019 as compared to $175,441 for the same period in 2018. The increase in cost of revenue was in line with the increase of revenue.

Our cost of revenue from our revenue categories are summarized as follows:

	For the Three Months Ended January 31, 2019	For the Three Months Ended January 31, 2018	Change	Change (%)

Cost of revenue
Installation of power generation systems	$-	$53,106	$(53,106)	(100.0)%
PV panels and others	10,157,514	122,335	10,035,179	8,203.0%
Air compression equipment and other components	186,182	-	186,182	100.0%
Heat pumps	2,815,295	-	2,815,295	100.0%
High-grade synthetic fuel	2,185,989	-	2,185,989	100.0%
Hydraulic parts and electronic components	690,950	-	690,950	100.0%
Wine and herbal wine	55,416	-	55,416	100.0%
Total cost of revenue	$16,091,346	$175,441	$15,915,905	9,071.9%

Gross Profit

Our gross profit from our major revenue categories are summarized as follows:

	For the Three Months Ended January 31, 2019	For the Three Months Ended January 31, 2018	Change	Change (%)

Installation of power generation systems
Gross profit	$-	$3,316	$(3,316)	(100)%
Gross margin	-%	5.9%	(5.9)%

PV panels and others
Gross profit	$1,154,316	$53,486	$1,100,830	2058.2%
Gross margin	10.2%	30.4%	(20.2)%

Air compression equipment and other components
Gross profit	$203,295	$-	$203,295	100.0%
Gross margin	52.2%	-%	52.2%

Heat pumps
Gross profit	$523,577	$-	$523,577	100.0%
Gross margin	15.7%	-%	15.7%

High-grade synthetic fuel
Gross profit	$1,997,321	$-	$1,997,321	100.0%
Gross margin	47.7%	-%	47.7%

Hydraulic parts and electronic components
Gross profit	$1,497,609	$-	$1,497,609	100.0%
Gross margin	68.4%	-%	68.4%

Wine and herbal wine
Gross profit	$446,027	$-	$446,027	100.0%
Gross margin	88.9%	-%	88.9%

Total
Gross profit	$5,822,145	$56,802	$5,765,343	10,149.9%
Gross margin	26.6%	24.5%	2.1%

Our gross profit increased by $5,765,343, or 10,149.9%, to $5,822,145 during the three months ended January 31, 2019 from $56,802 for the same period in 2018. The increase in gross profit was primarily due to the significant increase in revenues contributed by Xiangtian Zhongdian, established in March 2018, Jingshan Sanhe, established in April 2018, Hubei Jinli, acquired in June 2018, and Wine Co. and Herbal Wine Co., acquired in December 2018.

For the three months ended January 31, 2019 and 2018, our overall gross profit percentage was 26.6% and 24.5%, respectively. The increase in gross profit percentage was primarily due to the increase in sales of our air compression equipment and other components, high-grade synthetic fuel products, hydraulic parts and electronic components, and wine and herbal wine which generally have a higher gross profit percentage.

Gross profit percentage for our installation of power generation systems revenue was 0% and 5.9% for the three months ended January 31, 2019 and 2018, respectively. The decrease in gross profit percentage is consistent with the decrease in sales as we did not have any new projects for the three months ended January 31, 2019.

Gross profit percentage for PV panels and others revenue was 10.2% and 30.4% for the three months ended January 31, 2019 and 2018, respectively. The decrease of gross profit percentage was due to the increase in sales volume as we expanded our business by lowering price to attract more sales volume, which results in lower gross profit percentage in the current period.

Operating Expenses

Total operating expenses increased by $2,199,961 or 303.2% from $725,489 during the three months ended January 31, 2018 to $2,925,450 during the same period in 2019. The increase in operating expenses was mainly attributable to the increase in selling expenses of $643,903, the increase in general and administrative (“G&A”) expenses of $1,225,159 and the increase in provision of doubtful accounts of $175,155 and the increase in change in estimated contingent liabilities of $155,744.

The increase in selling expenses of $643,903 was mainly attributable to the increase in commissions of approximately $471,000 due to the increased number of sales representatives, the increase in salaries of approximately $73,000, the increase in shipping costs of approximately $53,000, the increase in travel expense of approximately $32,000 and increase in meal and entertainment expense of approximately $22,000. The above increases were mainly attributable to the added operations from Xiangtian Zhongdian, established in March 2018, Jingshan Sanhe, established in April 2018, and Hubei Jinli, acquired in June 2018.

The increase in G&A expenses of $1,225,159 was mainly attributable to the increase in salaries of approximately $184,000, the increase in depreciation and amortization expense of approximately $116,000, the increase in rent of approximately $159,000 and the increase in professional fee including legal fees, audit fees and consulting fees, of approximately $503,000. The above increases were mainly attributable to the added operations from Xiangtian Zhongdian, established in March 2018, Jingshan Sanhe, established in April 2018, Hubei Jinli, acquired in June 2018, Tianjin Jiabaili acquired in June 2018, and Wine Co. and Herbal Wine Co., acquired in December 2018.

The increase in provision of allowance for doubtful accounts of approximately $175,000 was mainly attributable to the fact that we recovered doubtful accounts of approximately $114,000 in 2018 while we provided provision of allowance of doubtful accounts of approximately $61,000 for the three months ended January 31, 2019 as we incurred more aged receivables.

Other Income (Expenses), Net

Total other expenses increased by $117,586 or 16,584.8%. Other expenses during the three months ended January 31, 2019 was $116,877, while other income during the three months ended January 31, 2018 was $709. The increase in total other expenses was mainly attributable to the increase in interest expense as a result of the third party loans that we obtained in 2018 to pay for the initial payments in relation to the acquisition of Hubei Jinli and Tianjin Jiabaili in June 2018. In addition, Hubei Jinli has existing bank loans prior to our acquisition. We also obtained a new related party loan in January 2019 for the payments in relation to the acquisition of Wine Co. and Herbal Wine Co. As a result, we incurred approximately $101,000 interest expenses for the three months ended January 31, 2019 as compared to $0 for the same period in 2018. Furthermore, the acquisition of Hubei Jinli also includes three installment payments each due on June 20 of 2019, 2020 and 2021, respectively, which resulted in amortization of debt discount of our investment payable of approximately $125,000 for the three months ended January 31, 2019 as compared to $0 for the same period in 2018. The increase in interest expense was partially offset by the increase in other income of approximately $93,000 from approximately $400 for the three months ended January 31, 2018 to approximately $93,000 for the three months ended January 31, 2019.

Income Tax Expense

Our income tax expense was $1,049,774 and $1,008 for the three months ended January 31, 2019 and 2018, respectively. Our income tax expense was incurred by our profitable VIEs and controlled entities in both periods and we have provided 100% allowance on net operating losses for our VIEs and controlled entities which incurred losses.

Net Income (Loss)

Our net income increased by $2,399,030, or 358.6%, to net income of $1,730,044 for the three months ended January 31, 2019, from a net loss of $668,986 for the same period in 2018. Such change was the result of the combination of the changes discussed above.

The Six Months Ended January 31, 2019 Compared to the Six Months Ended January 31, 2018

	For the Six Months Ended January 31, 2019	For the Six Months Ended January 31, 2018	Change	Change (%)

Revenue	$41,901,929	$587,437	$41,314,492	7,033.0%
Cost of revenue	31,884,269	493,085	31,391,184	6,366.3%
Gross profit	10,017,660	94,352	9,923,308	10,517.3%
Operating expenses	4,579,334	1,611,640	2,967,694	184.1%
Income (loss) from operations	5,438,326	(1,517,288)	6,955,614	458.4%
Other expenses, net	(554,155)	(3,394)	550,761	16,277.5%
Income (loss) before income taxes	4,884,171	(1,520,682)	6,404,853	421.2%
Income tax expense	(1,575,918)	(3,843)	1,572,075	40,907.5%
Net income (loss)	3,308,253	(1,524,525)	4,832,778	317.0%
Less: Net income attributable to non-controlling interest	314,987	-	314,987	100.0%
Net income (loss) attributable to common stockholders	2,993,266	(1,524,525)	4,517,791	296.3%
Net income (loss) per share attributable to common stockholders
Basic and diluted earnings per share	$0.01	$(0.00)	$0.01	100.0%

Revenue

Our revenue consisted of fees from installment of power generation systems and the sales of PV panels and others, air compression equipment and other components, heat pump products, high-grade synthetic fuel products, and hydraulic parts and electronic components, wine and herbal wine for the six months ended January 31, 2019.

Total revenues increased by $41,314,492, or 7,033.0%, to $41,901,929 for the six months ended January 31, 2019 as compared to $587,437 for the six months ended January 31, 2018. The overall increase was primarily attributable to the increase of revenue generated from installation of power generation systems, sales of PV panels and other products, air compression equipment and other components, heat pumps, high-grade synthetic fuel, hydraulic parts and electronic components, and wine and herbal wine.

Our revenue from our revenue categories are summarized as follows:

	For the Six Months Ended January 31, 2019	For the Six Months Ended January 31, 2018	Change	Change (%)

Revenue
Installation of power generation systems	$389,482	$105,976	$283,506	267.5%
PV panels and others	20,413,524	481,461	19,932,063	4,139.9%
Air compression equipment and other components	1,390,688	-	1,390,688	100.0%
Heat pumps	7,582,436	-	7,582,436	100.0%
High-grade synthetic fuel	8,280,062	-	8,280,062	100.0%
Hydraulic parts and electronic components	3,344,294	-	3,344,294	100.0%
Wine and herbal wine	501,443	-	501,443	100.0%
Total revenue	$41,901,929	$587,437	$41,314,492	7,033.0%

Installation of power generation systems revenue increased by $283,506 or 267.5% from $105,976 for the six months ended January 31, 2018 to $389,482 for the six months ended January 31, 2019 due to the increase in installation project size. We only had one major installation project during the six months ended January 31, 2019 as compared to a few significantly smaller projects during the six months ended January 31, 2018. We will keep searching for large installation projects to increase our revenue but we may not continue to experience this rate of increase in the future. Sales of PV panels and others increased by $19,932,063 or 4,139.9% from $481,461 for the six months ended January 31, 2018 to $20,413,524 for the same period in 2019. The increase in sales of PV panels and others was mainly attributable to Xiangtian Zhongdian, established in March 2018, which is in the business of manufacturing and sales of PV panels. Sales of air compression equipment and other components increased by $1,390,688 or 100.0% and the sales of heat pumps increased by $7,582,436 or 100.0% for the six months ended January 31, 2019 as compared to the same period in 2018. Air compression equipment and other components and heat pumps are parts of the installation of power generation systems, which were not sold separately during the six months ended January 31, 2018 while we sold them as separate components as a result of our marketing efforts during the six months ended January 31, 2019, which resulted in the increase of sales revenues.

Sales of high-grade synthetic fuel increased by $8,280,062 or 100.0% for the six months ended January 31, 2019 as compared to the same period in 2018 due to our establishment of Jingshan Sanhe in April 2018 which is engaged in the business of researching, manufacturing and sales of high-grade synthetic fuel products. We expect our sales of high-grade synthetic fuel will continue to increase significantly as we expand our product offering to include synthetic fuel for diesel vehicles, which has already passed the testing production.

Sales of hydraulic parts and electronic components increased by $3,344,294 or 100.0% for the six months ended January 31, 2019 as compared to the same period in 2018 due to our acquisition of Hubei Jinli in June 2018 which is engaged in the business of manufacturing and sales of hydraulic parts and electronic components.

Sales of wine and herbal wine increased by $501,443 or 100.0% for the six months ended January 31, 2019 as compared to the same period in 2018 due to our acquisition of Wine Co. and Herbal Wine Co. in December 2018. Wine Co. is engaged in the business of manufacturing and sales of wine and Herbal Wine Co. is engaged in the business of manufacturing and sales of herbal wine products.

Cost of Revenue

Total cost of revenue increased by $31,391,184, or 6,366.3%, to $31,884,269 for the six months ended January 31, 2019 as compared to $493,085 for the same period in 2018. The increase in cost of revenue was in line with the increase of revenue.

Our cost of revenue from our revenue categories are summarized as follows:

	For the Six Months Ended January 31, 2019	For the Six Months Ended January 31, 2018	Change	Change (%)

Cost of revenue
Installation of power generation systems	$357,708	$91,105	$266,603	292.6%
PV panels and others	18,350,972	401,980	17,948,992	4,465.1%
Air compression equipment and other components	905,208	-	905,208	100.0%
Heat pumps	6,202,740	-	6,202,740	100.0%
High-grade synthetic fuel	4,704,035	-	4,704,035	100.0%
Hydraulic parts and electronic components	1,308,190	-	1,308,190	100.0%
Wine and herbal wine	55,416	-	55,416	100.0%
Total cost of revenue	$31,884,269	$493,085	$31,391,184	6,366.3%

Gross Profit

Our gross profit from our major revenue categories are summarized as follows:

	For the Six Months Ended January 31, 2019	For the Six Months Ended January 31, 2018	Change	Change (%)

Installation of power generation systems
Gross profit	$31,774	$14,871	$16,903	113.7%
Gross margin	8.2%	14.0%	(5.8)%

PV panels and others
Gross profit	$2,062,552	$79,481	$1,983,071	2,495.0%
Gross margin	10.1%	16.5%	(6.4)%

Air compression equipment and other components
Gross profit	$485,480	$-	$485,480	100.0%
Gross margin	34.9%	-%	34.9%

Heat pumps
Gross profit	$1,379,696	$-	$1,379,696	100.0%
Gross margin	18.2%	-%	18.2%

High-grade synthetic fuel
Gross profit	$3,576,027	$-	$3,576,027	100.0%
Gross margin	43.2%	-%	43.2%

Hydraulic parts and electronic components
Gross profit	$2,036,104	$-	$2,036,104	100.0%
Gross margin	60.9%	-%	60.9%

Wine and herbal wine
Gross profit	$446,027	$-	$446,027	100.0%
Gross margin	88.9%	-%	88.9%

Total
Gross profit	$10,017,660	$94,352	$9,923,308	10,517.3%
Gross margin	23.9%	16.1%	7.8%

Our gross profit increased by $9,923,308, or 10,517.3%, to $10,017,660 during the six months ended January 31, 2019 from $94,352 for the same period in 2018. The increase in gross profit was primarily due to the significant increase in revenues contributed by Xiangtian Zhongdian, established in March 2018, Jingshan Sanhe, established in April 2018, and Hubei Jinli, acquired in June 2018, Wine Co. and Herbal Wine Co., acquired in December 2018.

For the six months ended January 31, 2019 and 2018, our overall gross profit percentage was 23.9% and 16.1%, respectively. The increase in gross profit percentage was primarily due to the increase in sales of our air compression equipment and other components, high-grade synthetic fuel products, hydraulic parts and electronic components and wine and herbal wine, which generally have a higher gross profit percentage.

Gross profit percentage for our installation of power generation systems revenue was 8.2% and 14% for the six months ended January 31, 2019 and 2018, respectively. The decrease in gross profit percentage is due to the increase in installation of power generation systems revenue offset by a higher percentage increase in cost as we allocated more resources to complete the installation project and spent more on overhead during the six months ended January 31, 2019.

Gross profit percentage for PV panels and others revenue was 10.1% and 16.5% for the six months ended January 31, 2019 and 2018, respectively. The decrease of gross profit percentage was due to the increase in sales volume as we expanded our business by lowing selling price to attract more sales, which result in lower gross profit percentage in the current year.

Operating Expenses

Total operating expenses increased by $2,967,694 or 184.1% from $1,611,640 during the six months ended January 31, 2018 to $4,579,334 during the same period in 2019. The increase in operating expenses was mainly attributable to the increase in selling expenses of $740,995 and the increase in G&A expenses of $2,062,263 and the increase in change in estimated contingent liabilities of $155,744 for the six months ended January 31, 2019 as compared to the same period in 2018.

The increase in selling expenses of approximately $740,995 was mainly attributable to the increase in salaries of approximately $123,000, and the increase in commission of approximately $471,000 due to the increased number of sales representatives, the increase in travel expenses of approximately $49,000, and the increase in shipping expenses of approximately $57,000, and the increase in meals and entertainment of approximately $28,000. The above increases were mainly attributable to the added operations from Xiangtian Zhongdian, established in March 2018, Jingshan Sanhe, established in April 2018, and Hubei Jinli, acquired in June 2018.

The increase in G&A expenses of approximately $2,062,263 was mainly attributable to the increase in salary, social insurance expenses, benefits, and travel expenses of approximately $345,000, the increase in meals and entertainment of approximately $103,000, the increase in depreciation and amortization expense of approximately $230,000, the increase in rent expense of approximately $187,000, and the increase in professional fees including legal fees, audit fees and consulting fees of approximately $819,000. The above increases were mainly attributable to the added operations from Xiangtian Zhongdian, established in March 2018, Jingshan Sanhe, established in April 2018, Hubei Jinli, acquired in June 2018 and Tianjin Jiabaili acquired in June 2018, and Wine Co. and Herbal Wine Co., acquired in December 2018.

Other Income (Expenses), Net

Total other expenses increased by $550,761 or 16,277.5% from $3,394 during the six months ended January 31, 2018 to $554,155 during the six months ended January 31, 2019. The increase in total other expenses was mainly attributable to the increase in interest expense as a result of the third party loans that we obtained in 2018 to pay for the initial payments in relation to the acquisition of Hubei Jinli and Tianjin Jiabaili in June 2018. In addition, Hubei Jinli has existing bank loans prior to our acquisition. We also obtained a new related party loan in January 2019 for the payments in relation to the acquisition of Wine Co. and Herbal Wine Co. As a result, we incurred approximately $454,000 interest expenses for the six months ended January 31, 2019 as compared to $0 for the same period in 2018. Furthermore, the acquisition of Hubei Jinli also includes three installment payments each due on June 20 of 2019, 2020 and 2021, respectively, which resulted in amortization of debt discount of our investment payable of approximately $249,000 for the six months ended January 31, 2019 as compared to $0 for the same period in 2018. The increase in interest expense was partially offset by the increase in other income of approximately $128,000 from other expenses of approximately $4,000 for the six months ended January 31, 2018 to approximately $124,000 for the six months ended January 31, 2019.

Income Tax Expense

Our current income tax expense was $1,575,918 and $3,843 for the six months ended January 31, 2019 and 2018, respectively. Our income tax expense was incurred by our profitable VIEs and controlled entities in both periods and we have provided 100% allowance on net operating losses for our VIEs and controlled entities which incurred losses.

Net Income (Loss)

Our net income increased by $4,832,778, or 317%, to net income of $3,308,253 for the six months ended January 31, 2019, from a net loss of $1,524,525 for the same period in 2018. Such change was the result of the combination of the changes discussed above.

Liquidity and Capital Resources

Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Debt financing in the form of loans including related party loans have been utilized to finance our working capital requirements. As of January 31, 2019, the Company’s working capital deficiency was approximately $11.7 million and the Company had cash of approximately $8.0 million. Although we believe that we can realize our current assets in the normal course of business, our ability to repay our current obligations will depend on the future realization of our current assets and the future operating revenues generated from our operations.

We expect to realize the balance of our current assets within the normal operating cycle of a twelve month period. If we are unable to realize our current assets within the normal operating cycle of a twelve month period, we plan to supplement our available sources of funds through the following sources:

●	equity financing to support our working capital requirements;

●	other available sources of financing from PRC banks and other financial institutions;

●	financial support and credit guarantee commitments from the Company’s related parties.

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

We also expect to raise additional capital through public offerings with the proceeds to be used for 1) leasing additional production facilities for synthetic fuel and related products, 2) adding a new packaging line for our synthetic fuel and related products in Jingshan Sanhe, and 3) general corporate purpose.

The following summarizes the key components of our cash flows for the six months ended January 31, 2019 and 2018.

	For the Six Months Ended January 31,
	2019	2018
Net cash provided by (used in) operating activities	$8,184,734	$(1,625,134)
Net cash used in investing activities	(8,399,586)	(159,132)
Net cash (used in) provided by financing activities	(6,071,154)	832,696
Effect of exchange rate change on cash	64,321	365,574
Net change in cash and restricted cash	$(6,221,685)	$(585,996)

As of January 31, 2019 and July 31, 2018, we had a cash and restricted cash balance of $8,024,098 and $14,245,783, respectively.

Operating Activities

Net cash provided by operating activities was approximately $8.2 million for the six months ended January 31, 2019 as compared to net cash used in operating activities of approximately $1.6 million for the same period in 2018.

Net cash provided by operating activities for the six months ended January 31, 2019 was mainly comprised of net income of approximately $3.3 million, the decrease in notes receivable as we collected bank notes of approximately $1.0 million and the increase of advance from customers of approximately $12.6 million as we have received significant sales orders for our high-grade synthetic fuel products which require customer deposits. The net cash provided by operating activities was partially offset by the increase in inventories of approximately $1.6 million, the decrease in accounts payable as we paid off approximately $1.5 million to our vendors as the payments became due, and the decrease in other payables and accrued liabilities of approximately $5.3 million.

Net cash used in operating activities for the six months ended January 31, 2018 was mainly comprised of net loss of approximately $1.5 million, the decrease in accounts payable of approximately $1.1 million, the increase in inventories of approximately $0.4 million, the increase in advance to suppliers of approximately $0.2 million, and the decrease in other payables of approximately $0.1 million partially offset by the decrease of accounts receivable of approximately $1.1 million and the increase of advance from customers of approximately $0.6 million.

Investing Activities

Net cash used in investing activities was approximately $8.4 million for the six months ended January 31, 2019 as compared to net cash used in investing activities of approximately $0.2 million for the same period in 2018.

Net cash used in investing activities for the six months ended January 31, 2019 was mainly comprised of the partial investment payments of approximately $8.8 million that we made in relation to the acquisition of Hubei Jinli and Tianjin Jiabaili, the purchase of property and equipment of approximately $1.4 million for our business expansion partially offset by the collection of loan receivable of approximately $1.7 million.

Net cash used in investing activities for the six months ended January 31, 2018 was comprised of the issuance of notes receivable of approximately $0.2 million.

Financing Activities

Net cash used in financing activities was approximately $6.1 million for the six months ended January 31, 2019 as compared to net cash provided by financing activities of approximately $0.8 million for the same period in 2018.

Net cash used in financing activities for the six months ended January 31, 2019 was comprised of capital contribution from one shareholder of approximately $15.5 million, and proceeds from related party loans of approximately $2.0 million partially offset by the payments of short-term bank loan, third party loan, and related party loan of approximately $0.5 million, $0.2 million and $22.0 million, respectively and the repayments to related parties of approximately $1.0 million.

Net cash provided by financing activities for the six months ended January 31, 2018 was comprised of the proceeds from related party loans of approximately $0.4 million and the proceeds from notes payable of approximately $0.5 million.

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

Contractual Obligations

As of January 31, 2019, the future minimum payments under certain of our contractual obligations were as follows:

		Payments Due In
Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Purchase obligations	$47,488	$47,488	$-	$-	$-
Operating leases obligations	3,533,587	395,460	2,297,146	809,011	31,970
Long-term debt obligations*	2,957,996	1,428,273	1,529,723	-	-
Loans obligations	3,402,782	3,402,782	-	-	-
Due to related parties and third party	7,528,402	7,528,402	-	-	-
Total	$17,470,255	$12,802,405	$3,826,869	$809,011	$31,970

*	Represent future value of acquisition payments in relation to our acquisitions of Hubei Jinli, Tianjin Jiabaili, Wine Co. and Herbal Wine Co.

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

Gross versus Net Revenue Reporting

In the normal course of the Company’s trading business, the Company orders products directly from its suppliers and drop ships the products directly to its customers. In these situations, the Company generally collects the sales proceeds directly from its customers and pays for the inventory purchases to its suppliers separately. The determination of whether revenues should be reported on a gross or net basis is based on the Company’s assessment of whether it is the principal or an agent in the transaction. In determining whether the Company is the principal or an agent, the Company follows the accounting guidance for principal-agent considerations. Because the Company is not the primary obligor and is not responsible for (i) fulfilling the resale products delivery, (ii) establishing the selling prices for delivery of the resale products, (iii) performing all billing and collection activities including retaining credit risk and (iv) baring the back-end risk of inventory loss with respect to any product return from its customer, the Company has concluded that it is the agent in these arrangements, and therefore report revenues and cost of revenues on a net basis.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Liquidity Risk

We are also exposed to liquidity risk which is risk that it is unable to provide sufficient capital resources and liquidity to meet our commitments and business needs. Liquidity risk is controlled by the application of financial position analysis and monitoring procedures. When necessary, we will turn to other financial institutions and related parties to obtain short-term funding to avoid the liquidity shortage.

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

These factors have led to the adoption by the Chinese government, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Price inflation can affect our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if we are unable to pass along raw material price increases to customers. Accordingly, inflation in China may weaken our competitiveness domestically.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2019.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures and concluded that our disclosure controls and procedures as of January 31, 2019 were not effective.

Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

●	Ineffective control environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (ii) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements; (iii) had inadequate segregation of duties consistent with control objectives; and (iv) did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of closing checklists, budget-to-actual analyses, balance sheet variation analysis, pro forma financial statements, and the usage of key spreadsheets for monitoring. Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.

●	Ineffective controls over our financial statement close and reporting process. The Company did not maintain effective controls over its financial statement closing and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; (ii) did not have controls to monitor and provide appropriate oversight of a third-party consulting firm used to prepare its financial statements, and (iii) did not have effective controls over the completeness, existence and accuracy of related party disclosures.

●	Inadequate controls over recording of sales and accounts receivable. The Company did not maintain effective controls over the completeness, accuracy, and valuation of revenue and accounts receivable. Specifically, the Company had not implemented effective controls to ensure that (i) that all revenue recognition criteria have been satisfied prior to revenue being recognized, including that collectability is reasonably assured; (ii) sales invoices are prepared and issued in a timely manner; (iii) the aging of accounts receivables is monitored to verify the completeness and accuracy of computations for the valuation of accounts receivables reserves; (iv) the analysis of the completed contract verse the percentage of completion method of accounting for contract revenues is accurate and complete; (v) the Company didn’t have written confirmation of receipt from the customers regarding some product sales; and (vi) the Company didn’t establish formal procedures to update customer information in the finance system.

●	Inadequate controls over inventory valuation. The Company did not maintain effective controls over the completeness and accuracy of our accounting estimates related to inventory. Specifically, documented processes do not exist for adjustments for excess, defective and obsolete inventory and lower of cost or net realized value considerations.

●	Inadequate controls over tax return filing. The Company did not file tax returns timely.

●	Inadequate controls over interest expense accrual. The Company did not maintain effective controls over the accuracy of interest expense. Specifically, documented processes do not exist to accrue interest expense in a timely manner.

●	Inadequate controls over business acquisitions and investments. The Company did not have a formal policy and procedures in place on business acquisitions and investments.

●	Inadequate controls over information technology. (i) Formal policy regarding user management and system backup hadn’t been established; (ii) Approval process of account opening on finance application wasn’t documented; (iii) Periodic account review on finance system were missing; (iv) Administrator account application access and data base was shared by finance team; (v) Reviewing of the operation log of finance system was missing; (vi) Proper password policy for finance system was not in place; (vii) Appropriate security control on access to operating system was missing; and (viii) Backup status review and availability testing on backup data weren’t conducted on regular basis.

Management is committed to remediating the material weaknesses in a timely fashion. We have begun the process of executing remediation plans to address the material weaknesses above in internal control over financial reporting. Specifically, we established Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee in July 2017. We have taken and are implementing the following measures to further address the material weakness, subject to obtaining additional financing, include:

(i)	We plan to establish a desired level of corporate governance with regard to identifying and measuring the risk of material misstatement. We are setting up a key monitoring mechanism including independent directors and audit committee to oversee and monitor Company’s risk management, business strategies and financial reporting procedure.

(ii)	We appointed what we believe to be a suitable and qualified Chief Financial Officer in July 2018.

(iii)	In December 2018, we engaged Ernest & Young (China) Advisory Limited to assist us with our compliance under Section 404 of the Sarbanes-Oxley Act of 2002. Since January 2019, they started to help us establish and maintain an effective control environment, enhance our process and internal control related to sales, account receivables and inventory and establish comprehensive accounting policies and procedures.

(iv)	We are holding regular seminars, briefings and training sessions on U.S. GAAP for accounting department employees.

Our management believes the measures described above and others that will be implemented will remediate the control deficiencies identified and will strengthen our internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review our financial reporting controls and procedures. The remediation efforts set out above are largely dependent upon our generating more revenue to cover the costs of implementing the changes required.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months period ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Sanhe Xiangtian is involved in a litigation with Shandong Taidai Photovoltaic Technology Co., Ltd. (“Shandong Taidai”) for contractual dispute. Sanhe Xiangtian filed a complaint on January 24, 2018 with the Sanhe People’s Court and claimed for damages of RMB 1,000,000 (approximately $149,245) caused by Shandong Taidai as it provided the unqualified construction project. As of the date of this report, the litigation is still in the process of verifying the damages.

Shandong Taidai filed a lawsuit against Sanhe Xiangtian with Dongying City Intermediate People’s Court of Shandong Province on November 29, 2018 regarding the same project and claimed unpaid work of RMB 4,089,150 (approximately $610,284) and liquidated damages of RMB 2,025,139 (approximately $302,242). As of December 19, 2018, Sanhe Xiangtian has submitted an application objecting to the jurisdiction of Dongying City Intermediate People’s Court of but the application was rejected. On January 23, 2019, Sanhe Xiangtian appealed the ruling in the jurisdiction of Dongying City Intermediate People’s Court. Currently, the case is under review by the Dongying City Intermediate People’s Court.

On January 29, 2019, the Company commenced an action against Global Select Advisors Ltd. (“Global Select”) in the First Judicial District Court of Nevada (the “Court”) to cancel 60 million shares of common stock of the Company that, without proper authorization, were issued to Roy Thomas Phillips, a former consultant and acting Chief Financial Officer of the Company, and subsequently transferred to Global Select.  On February 25, 2019, the Clerk of the Court entered a default against Global Select as a result of Global Select’s failure to respond to the Company’s complaint. The Company intends to file a motion for default judgment pursuant to which the Company will seek an order authorizing the Company to cancel the 60 million shares.

Item 1A. Risk Factors.

The risk factors set forth below contain material changes to the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018. When evaluating our business and our prospects, you should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018, which we filed with the SEC on October 30, 2018, as updated in this Item 1A. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018, including our financial statements and the related notes. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks or uncertainties actually occurs, our business and financial results could be harmed. In that case, the market price of our common stock could decline.

Risks Related to Our Business

We have been relying on a limited number of customers to generate a significant portion of our revenue. The loss of our major customers could reduce our revenues and our profitability.

We have been relying on a limited number of major customers for a significant portion of our revenue and anticipate that such reliance will remain unchanged in the near future. For the three months ended January 31, 2019, two customers accounted for 47.4% and 17.1% of the Company’s total revenues. There can be no assurance that we will maintain or improve the relationships with our major customers, or that we will be able to continue to supply our major customers at current levels or at all. Any failure to pay by these customers could have a material negative effect on our company’s business. In addition, having a relatively small number of customers may cause our semiannual results to be inconsistent, depending upon when these customers pay for outstanding invoices. If we cannot maintain long-term relationships with these major customers, the loss of our sales to them or the cancellation of any business from them could have an adverse effect on our business, financial condition and results of operations.

The loss of one or more of our suppliers could cause production delays. Any interruption in our relationship with our suppliers could materially and adversely affect our growth and financial condition.

Although we believe that the principal components and raw materials for our products are readily available from alternate sources, an interruption in the supply of these components or a substantial increase in the price of any of these components could have a material adverse effect on our business and our results of operations.

We currently rely on a few key suppliers to provide a significant percentage of components to our products. For the three months ended January 31, 2019, two vendors accounted for 35.4% and 11.9% of our total purchases. An interruption in our business relationship or termination of our relationships with our key suppliers could materially and adversely affect our operations and financial condition and we may not be able to find a substitute in a short period of time, which would have an adverse effect on our results of operations.

Risks Related to Our Wine Business

A reduction in the supply of fundamental herbs in traditional Chinese medicine and base alcohol available to us from the independent herb growers and base alcohol suppliers could reduce our annual production of wine.

We rely on growers to purchase substantially all the fundamental herbs in traditional Chinese medicine used in our herbal wine production. These ingredients include rehmannia glutinosa, Chinese yam, lycium chinense, velvet antler, cyathula officinalis, angelica sinensis, dwarf lilyturf, etc. We believe that the fundamental herbs we use in our herbal wines are readily available in China and that the supply of these herb and the edible base alcohol are stable. However, if the supply of fundamental herbs and base alcohol available to us from the independent herb growers and base alcohol suppliers reduce, it could negatively impact our wine business.

We face inventory risk, and if we fail to predict accurately demand for products and market and sell our products diligently, we may face write-downs or other charges.

We are exposed to inventory risks that may adversely affect operating results as a result of changes in sales channels, product pricing, consumer demand, and other factors. As of March 5, 2019, we had a bottled wine inventory of more than 37,000 bottles and an un-bottled inventory of approximately 330 tons. We endeavor to predict accurately, based on information from distributors and reasonable assumptions, the expected demand for their products in order to avoid overproduction. We plan to sell the products through our sales channels, including stores, gas stations and direct sales. Demand for products, however, can change significantly between the time of production and the date of sale. It may be more difficult to make accurate predictions regarding new products. In part, we depend on the marketing initiatives and efforts of distributors in promoting products and creating consumer demand and we have limited or no control regarding their promotional initiatives or the success of their efforts. If we fail to predict accurately demand for products and market and sell our products diligently, we may face write-downs or other charges on inventories.

We face significant competition which could adversely affect profitability.

The wine and herbal wine industries are intensely competitive and highly fragmented in China. Our wines compete in several wine market segments with many other domestic wines and herbal wines. Our wines also compete with other alcoholic and, to a lesser degree, non-alcoholic beverages, for shelf space in retail stores and for marketing focus by independent distributors, many of which carry extensive brand portfolios. As a result of this intense competition there has been and may continue to be upward pressure on selling and promotional expenses. In addition, the wine industry has experienced significant consolidation. Many competitors have greater financial, technical, marketing and public relations resources. Our sales may be harmed to the extent we are not able to compete successfully against such wine or alternative beverage producers’ costs. There can be no assurance that in the future we will be able to successfully compete with current competitors or that we will not face greater competition from other wineries and beverage manufacturers.

If we experience problems with our product quality, customer satisfaction with respect to pricing of our products or the timely delivery of our products, we could lose our customers and market acceptance which will affect our sales and have an adverse effect on our business, financial condition and results of operations.

Our growth and sales primarily depend on our maintenance of quality control, customer satisfaction with respect to pricing and the punctual availability and delivery of our products. If we fail to deliver the same quality of our products with the same punctuality and pricing which our customers have grown accustomed to, or in accordance with the terms of our sales agreements, we could damage our customer relations and market acceptance which will affect sales and our business in general. For example, we have to maintain food production license and GMP certificate for pharmaceutical products as an indication of the quality of our products. If we experience deterioration in the performance or quality of any of our products, whether due to problems internally or externally, it could result in delays in delivery, cancellations of orders or customer complaints, loss of goodwill, diversion of the attention of our senior personnel and harm to our brand and reputation. Any and all of these results would have an adverse effect on our business, financial condition and results of operations.

We are subject to a series of food and drug supervision and management regulations of our wine business. If we are unable to comply with relevant regulations, we may face penalties or our licenses may be revoked.

To conduct our wine and herbal wine business, we have obtained Food Business License, Food Production License, Pharmaceutical Manufacturing Permit and GMP Certificate. Besides, we are required to comply with a series of food and drug regulations and national standards, such as the technical standards and advertising regulations regarding the drug products. If we fail to comply with relevant regulations or national standards, we may face penalties or our licenses may be revoked.

The price of raw materials of our wine and herbal wine is controlled by government. If there is a significant increase in the market price of raw materials as a result of such governmental efforts, it might increase our cost and has a material adverse effect on our business, financial condition and results of operations.

The PRC government has the power to intervene in the price of important types of grain under certain circumstances, such as when a material change occurs to the market supply and demand and/or the grain price fluctuates significantly, in order to protect the interests of farmers. Although such pricing guidance has not had a material impact on our business in the past, we cannot guarantee you the market price of our raw materials would always be kept in the current level. If there is a significant increase in the market price of raw materials as a result of such governmental efforts would increase our cost of sales, and we may not be able to pass those increased costs on to our customers. Such increased costs could have a material adverse effect on our business, financial condition and results of operations.

The liquor industry might be heavily influenced by national and local policies. Given the current unclear situation of local and national regulations and policies, we cannot predict the impact of future policy changes on the industry.

Local policies and national policies regarding the liquor industry are inconsistent to some degree. From the national level, wine business is in a restricted industry. According to the “Industrial Structure Adjustment Guidance Catalogue” promulgated by the National Development and Reform Commission in 2011 and revised in 2013, wine business is in the restricted industry category. However, Hubei Province, where our liquor business is located, issued a notice on “Strengthening the Hubei Liquor Industry Action Plan” in 2016, encouraging further expansion into the liquor industry and comprehensively improving the strength and competitiveness of the liquor industry. As the liquor industry might be heavily influenced by national and local regulations and policies, we cannot predict the impact of the inconsistency between national and local polities and any future change in policy on the industry. If the national or the local government further adjusts the current liquor industry policy, such as restrictions on liquor production and consumption through regulations on taxation, bank loan, land supply, advertising, price and other aspects, it might have an adverse impact on the company’s production and operation.

Risks Related to Doing Business in the PRC

Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

We are required under PRC laws and regulations to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of our employees up to a maximum amount specified by the local government from time to time at locations where we operate our businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. We have not made adequate employee benefit payments. As of January 31, 2019 and July 31, 2018, the outstanding employee benefits payments due to the local labor bureau were $191,537 and $174,971, respectively. We may be required to make up the contributions for these plans as well as to pay late fees and fines. If we are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On December 21, 2018, Xianning Xiangtian completed its acquisition (the “Transaction”) of 90% of the equity interests in each of Wine Co. and Herbal Wine Co., each a limited liability company incorporated in the PRC, pursuant to an equity investment agreement dated December 14, 2018 (the “Agreement”), by and between Xianning Xiangtian and the Rongentang Shareholders, who are unrelated to the Company or Xianning Xiangtian. Wine Co. is engaged in the business of manufacturing and sales of compound wine products and Herbal Wine Co. is engaged in the business of manufacturing and sales of herbal wine products.

Pursuant to the Agreement, Xianning Xiangtian paid a total cash consideration of RMB67.5 million (approximately $9,786,488) (“Total Consideration”) to the Rongentang Shareholders, the full amount of which would be contributed into Wine Co. as registered capital. RMB60 million (approximately $8,699,100) of the Total Consideration was deposited into an escrow account held by Xianning Wenquan Branch of Agricultural Bank of China as escrow agent on December 14, 2018. As of December 21, 2018, the Rongentang Shareholders completed the equity interest transfer registration with relevant PRC government authorities and the fund in the escrow was released.

In addition, Rongentang Shareholders completed the title transfer procedures with the PRC government authorities for all the real property and land use rights possessed by Rongentang to Wine Co. (“Title Transfer”) from the owner of such real property and land use rights, Xianning Rongentang Wine Co., Ltd. (“Xianning Rongentang”), an entity controlled by the Rongentang Shareholders, in February 2019. Rongentang also obtained a three-year royalty-free license from Xianning Rongentang, the owner of the trademark “Rongentang,” to use such trademark, in January 2019. The remaining RMB7.5 million (approximately $1,087,388) of the Total Consideration to be contributed to Wine Co. as registered capital will be paid off by March 2019.

Rongentang Shareholders were responsible for taxes and undisclosed liabilities of Rongentang prior to the closing, including but not limited to, the guarantee liability of Wine Co. under certain loan agreement, pursuant to which a security interest in the real property possessed by Rongentang was granted to secure the repayment of a loan of a party related to Rongentang Shareholders of up to RMB10 million (approximately $1,449,850) to a PRC commercial bank. RMB10 million (approximately $1,449,850) of the funds received by the Rongentang Shareholders in connection with the Transaction was used to pay off this loan on January 18, 2019.

Upon closing of the Transaction, Rongentang became majority owned subsidiaries of Xianning Xiangtian and the Company is now engaged in the production and sales of compound wine and herbal wine products through Rongentang.

A detailed summary of the Agreement in connection with this Transaction is included in Item 1.01 of the Company’s current report on Form 8-K filed December 20, 2018. Such summary does not purport to describe all the terms of the Agreement and is qualified by reference to the complete text of the Agreement. We urge you to read the Agreement carefully and in its entirety because it, and not such description, is the legal document that governs the Transaction by which we acquired the equity interests in Rongentang.

The Company does not believe either the financial statements of Wine Co. and Herbal Wine Co or the pro forma financial statements are required pursuant to Regulation S-X.

Item 6. Exhibits.

Number	Description

2.1	Plan and Agreement of Merger between the Company and Subsidiary, dated November 5, 2018 (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on November 6, 2018).
3.1	Articles of Merger of Subsidiary into the Company, dated November 5, 2018 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on November 6, 2018).
10.1	Equity Investment Agreement, dated as of December 14, 2018, by and among Xianning Xiangtian Energy Holding Group Co. Ltd., Shuiqing Zhen and Dahuan Chen (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 20, 2018).
10.2	Equity Investment Fund Escrow Agreement, dated as of December 14, 2018, by and among Shuiqing Zhen, Dahuan Chen, Xianning Xiangtian Energy Holding Group Co. Ltd. and Xianning Wenquan Branch of Agricultural Bank of China (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on December 20, 2018).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XT Energy Group, Inc.

Dated: March 18, 2019	By:	/s/ Zhou Deng Hua
Name: Zhou Deng Hua
Title: Chief Executive Officer (Principal Executive Officer)

Dated: March 18, 2019	By:	/s/ Yanhong Xue
Name: Yanhong Xue
Title: Chief Financial Officer (Principal Financial and Accounting Officer)