Form 10-Q
period 2019-04-30
XT Energy Group, Inc.
filed 2019-06-17
CIK 1472468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2019

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

As of June 17, 2019, there were 531,042,000 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co., Ltd.)

Unaudited Condensed Consolidated Balance Sheets

(Stated in U.S. Dollars)

	April 30, 2019	July 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$14,589,699	$14,245,783
Restricted cash	78,399	-
Short-term investment	445,448	-
Notes receivable	706,296	1,303,443
Accounts receivable, net	5,726,943	5,142,780
Inventories, net	8,207,067	5,141,533
Advances to suppliers	3,524,613	1,101,472
Costs and estimated earnings in excess of billings	-	2,883,408
Prepaid expenses	1,760,959	1,364,501
Other receivables	386,749	77,228
Other receivables - related party	29,070	-
Loan receivables	-	1,759,428
Deposit for investment	325,177	439,857
Total current assets	35,780,420	33,459,433

Other assets
Deposit for property, plant and equipment	224,906	-
Property, plant and equipment, net	18,468,295	11,966,233
Intangible assets, net	12,021,743	9,260,643
Prepaid expenses - non-current	355,274	208,498
Goodwill	5,918,634	4,133,143
Total other assets	36,988,852	25,568,517

Total assets	$72,769,272	$59,027,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Note payable	$78,399	$-
Short-term loan - bank	742,413	733,095
Current maturities of long-term loan	-	3,069,113
Short-term loan - third party	-	175,943
Short-term loans - related parties	-	20,145,446
Accounts payable	3,881,521	5,349,445
Advance from customers	16,537,745	8,326,929
Other payables and accrued liabilities	3,308,257	2,424,228
Other payables - related parties and director	6,631,575	4,230,118
Income taxes payable	1,706,318	898,424
Current maturities of investment payable	139,336	2,505,871
Current maturities of investment payable - related parties	116,054	507,143
Total current liabilities	33,141,618	48,365,755

Other liabilities
Investment payable	-	6,700,774
Investment payable - related parties	370,936	504,359
Total other liabilities	370,936	7,205,133

Total liabilities	33,512,554	55,570,888

Commitments and contingencies

Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 531,042,000 and 591,042,000 shares issued and outstanding as of April 30, 2019 and July 31, 2018, respectively	531,042	591,042
Additional paid-in capital	40,680,195	9,860,068
Subscription receivable	(250,000)	(310,000)
Statutory reserves	578,389	108,487
Accumulated deficit	(4,128,247)	(6,743,399)
Accumulated other comprehensive loss	(548,035)	(932,061)
Total XT Energy Group, Inc. common stockholders’ equity	36,863,344	2,574,137

Noncontrolling interest	2,393,374	882,925

Total equity	39,256,718	3,457,062

Total liabilities and equity	$72,769,272	$59,027,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co., Ltd.)

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Stated in U.S. Dollars)

(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2019	2018	2019	2018

Revenue-products	$8,427,067	$344,943	$49,936,729	$826,404
Revenue-installation of power systems	-	78,701	392,267	184,677
Total revenue	8,427,067	423,644	50,328,996	1,011,081

Cost of sales-products	4,778,526	249,736	36,302,530	651,716
Cost of sales-installation of power systems	-	59,019	360,265	150,124
Total cost of sales	4,778,526	308,755	36,662,795	801,840

Gross profit	3,648,541	114,889	13,666,201	209,241

Operating expenses:
Selling expenses	349,326	106,001	1,154,644	170,324
General and administrative expenses	2,158,812	691,141	5,777,084	2,238,458
Change in estimated contingent liabilities	(177,182)	-	(21,438)	-
Total operating expenses	2,330,956	797,142	6,910,290	2,408,782

Income (loss) from operations	1,317,585	(682,253)	6,755,911	(2,199,541)

Other income (expenses)
Other expenses, net	(417,875)	(2,340)	(293,834)	(6,348)
Interest income	6,888	3,822	32,273	4,436
Interest expense	(170,845)	-	(874,426)	-
Total other (expenses) income, net	(581,832)	1,482	(1,135,987)	(1,912)

Income (loss) before income taxes	735,753	(680,771)	5,619,924	(2,201,453)

Income tax expense	(586,228)	(4,347)	(2,162,146)	(8,190)

Net income (loss)	149,525	(685,118)	3,457,778	(2,209,643)

Less: Net income (loss) attributable to non-controlling interest	57,737	(3,361)	372,724	(3,361)

Net income (loss) attributable to XT Energy Group, Inc.	$91,788	$(681,757)	$3,085,054	$(2,206,282)

Net income (loss)	$149,525	$(685,118)	$3,457,778	$(2,209,643)

Foreign currency translation adjustment	(229,348)	(41,628)	436,071	364,347

Total comprehensive income (loss)	(79,823)	(726,746)	3,893,849	(1,845,296)

Less: Comprehensive income (loss) attributable to non-controlling interest	49,325	(3,361)	424,769	(3,361)

Comprehensive income (loss) attributable to XT Energy Group, Inc.	$(129,148)	$(723,385)	$3,469,080	$(1,841,935)

Earnings (loss) per common share - basic and diluted	$0.00	$(0.00)	$0.01	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	579,808,200	591,042,000	589,497,882	591,042,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co., Ltd.)

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Stated in U.S. Dollars)

(Unaudited)

									Accumulated
					Additional		Accumulated deficit		other
	Preferred stock		Common stock		paid-in	Subscription	Statutory		comprehensive	Noncontrolling
	Shares	Par Value	Shares	Par value	capital	receivable	reserves	Unrestricted	income (loss)	interest	Total
BALANCE, August 1, 2017	-	$-	591,042,000	$591,042	$9,962,555	$(310,000)	$-	$(5,377,094)	$(860,369)	$-	$4,006,134
Rent contributed by shareholders	-	-	-	-	1,500	-	-	-	-	-	1,500
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	89,875	-	89,875
Net loss	-	-	-	-	-	-	-	(855,540)	-	-	(855,540)
BALANCE, October 31, 2017 (Unaudited)	-	-	591,042,000	591,042	9,964,055	(310,000)	-	(6,232,634)	(770,494)	-	3,241,969
Rent contributed by shareholders	-	-	-	-	1,500	-	-	-	-	-	1,500
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	316,100	-	316,100
Net loss	-	-	-	-	-	-	-	(668,985)	-	-	(668,985)
BALANCE, January 31, 2018 (Unaudited)	-	-	591,042,000	591,042	9,965,555	(310,000)	-	(6,901,619)	(454,394)	-	2,890,584
Rent contributed by shareholders	-	-	-	-	1,500.00	-	-	-	-	-	1,500
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(41,628)	-	(41,628)
Net loss	-	-	-	-	-	-	-	(681,757)	-	(3,361)	(685,118)
BALANCE, April 30, 2018 (Unaudited)	-	$-	591,042,000	$591,042	$9,967,055	$(310,000)	$-	$(7,583,376)	$(496,022)	$(3,361)	$2,165,338

									Accumulated
					Additional		Accumulated deficit		other
	Preferred stock		Common stock		paid-in	Subscription	Statutory		comprehensive	Noncontrolling
	Shares	Par Value	Shares	Par value	capital	receivable	reserves	Unrestricted	income (loss)	interest	Total
BALANCE, August 1, 2018	-	$-	591,042,000	$591,042	$9,860,068	$(310,000)	$108,487	$(6,743,399)	$(932,061)	$882,925	$3,457,062
Contribution by shareholder	-	-	-	-	14,533,003	-	-	-	-	-	14,533,003
Statutory reserves	-	-	-	-		-	149,543	(149,543)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(358,701)	(22,285)	(380,986)
Net income attributable to XT Energy Group, Inc.	-	-	-	-	-	-	-	1,375,767	-	-	1,375,767
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	202,442	202,442
BALANCE, October 31, 2018 (Unaudited)	-	-	591,042,000	591,042	24,393,071	(310,000)	258,030	(5,517,175)	(1,290,762)	1,063,082	19,187,288
Contribution by shareholder	-	-	-	-	932,033	-	-	-	-	-	932,033
Statutory reserves	-	-	-	-	-	-	223,281	(223,281)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	963,663	82,742	1,046,405
Net income attributable to XT Energy Group, Inc.	-	-	-	-	-	-	-	1,617,499	-	-	1,617,499
Noncontrolling interest from acquisition	-	-	-	-	-	-	-	-	-	862,193	862,193
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	112,545	112,545
BALANCE, January 31, 2019 (Unaudited)	-	-	591,042,000	591,042	25,325,104	(310,000)	481,311	(4,122,957)	(327,099)	2,120,562	23,757,963
Contribution by shareholder	-	-	-	-	15,355,091	-	-	-	-	-	15,355,091
Statutory reserves	-	-	-	-		-	97,078	(97,078)	-	-	-
Cancellation of issued shares	-	-	(60,000,000)	(60,000)	-	60,000	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(220,936)	(8,412)	(229,348)
Net income attributable to XT Energy Group, Inc.	-	-	-	-	-	-	-	91,788	-	-	91,788
Contribution by noncontrolling interest shareholder	-	-	-	-	-	-	-	-	-	223,487	223,487
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	57,737	57,737
BALANCE, April 30, 2019 (Unaudited)	-	$-	531,042,000	$531,042	$40,680,195	$(250,000)	$578,389	$(4,128,247)	$(548,035)	$2,393,374	$39,256,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co., Ltd.)

Unaudited Condensed Consolidated Statements of Cash Flows

(Stated in U.S. Dollars)

	For the Nine Months Ended April 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$3,457,778	$(2,209,643)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	790,980	317,293
Amortization expense	620,369	-
Recovery of allowance for doubtful accounts	(65,221)	-
Gain from sales of equipment	(51,457)	-
Amortization of debt discount	378,632	-
Rent contributed by shareholders	-	4,500
Change in estimated contingent liabilities	(21,438)	-
Changes in operating assets and liabilities
Notes receivable	605,470	-
Accounts receivable	(422,537)	1,261,155
Inventories	(1,763,162)	(776,757)
Advances to suppliers	(2,572,447)	(1,369,080)
Costs and estimated earnings in excess of billings	2,880,832	62,576
Prepaid expenses	(267,192)	-
Other receivables	(2,247)	(912,656)
Accounts payable	(1,515,289)	(1,161,195)
Advance from customers	7,981,930	2,371,167
Taxes payable	785,776	22,028
Other payables and accrued liabilities	(5,419,975)	(136,400)
Net cash provided by (used in) operating activities	5,400,802	(2,527,012)

Cash flows from investing activities:
Payment to former shareholders on businesses acquired	(9,446,738)	-
Purchases of property and equipment	(2,834,724)	(98,642)
Purchase of short-term investment	(445,448)	-
Refund of long-term investment	118,655	-
Purchase of intangible assets	(6,471)	-
Collection of loan receivable	1,757,855	-
Deposit made to investment	-	(473,747)
Net cash used in investing activities	(10,856,871)	(572,389)

Cash flows from financing activities:
(Repayments to) borrowings from related parties	(1,893,774)	1,802,781
Capital contribution from stockholders	30,820,127	-
Contribution by noncontrolling interest shareholder	223,487	-
Payments of short-term loan - bank	(3,066,371)	-
Payments of third party loan	(175,786)	-
Proceeds from related party loans	15,234,747	500,410
Payments of related party loans	(35,362,191)	-
Proceeds from note payable	77,346	2,179,234
Net cash provided by financing activities	5,857,585	4,482,425

Effect of exchange rate change on cash	20,799	505,475

Net change in cash and restricted cash	422,315	1,769,800

Cash and restricted cash - beginning of period	14,245,783	1,156,969

Cash and restricted cash - end of period	$14,668,098	$2,926,769

Supplemental disclosure of cash flow information:
Interest paid	$299,699	$582
Income tax paid	$1,166,544	$19,537

Supplemental non-cash investing and financing information:
Rent contributed by shareholders	$-	$4,500
Receipt of property, plant and equipment from deposit made in prior year	$-	$2,061,683
Transfers from advances to suppliers to inventories	$-	$321,013
Loan to third party offset with investment payable	$522,998	$-
Other receivables outstanding from sales of equipment	$301,205	$-

The following table provides a reconciliation of cash and restricted cash reported within the statements of financial position that sum to the total of the same amounts shown in the statements of cash flows:

	April, 30	July, 31
	2019	2018
	(Unaudited)
Cash	$14,589,699	$14,245,783
Restricted cash	78,399	-
Total cash and restricted cash shown in the consolidated statements of cash flows	$14,668,098	$14,245,783

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

In September and October 2018, January 2019 and March 2019, Mr. Jian Zhou, the Company’s Chairman and principal shareholder as well as a shareholder of Xianning Xiangtian, and Zhou Deng Rong, the Company’s former Chief Executive Officer and director, injected an aggregate of Renminbi (“RMB”) 209,260,000 (approximately $30.8 million) as capital contribution to Xianning Xiangtian.

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

Note 2 – Summary of significant accounting policies

Liquidity

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Debt financing in the form of loans payable and loans from related parties have been utilized to finance the working capital requirements of the Company and acquisitions of businesses. As of April 30, 2019, the Company’s working capital was approximately $2.6 million and the Company had cash of approximately $14.6 million. Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets and the future operating revenues generated from its operations.

The Company expects to realize the balance of its current assets within the normal operating cycle of a twelve month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve month period, the Company may have to consider supplementing its available sources of funds through the following sources:

●	the Company will continuously seek equity financing (including an a proposed underwritten public offering pursuant to a registration statement on Form S-1 filed with the SEC on February 1, 2019) to support its working capital;

●	other available sources of financing from PRC banks and other financial institutions;

●	financial support and credit guarantee commitments from the Company’s related parties.

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

The principal terms of the agreements entered into among Xianning Xiangtian and Xiangtian Shenzhen, the primary beneficiary, are described below:

●	Framework Agreement on Business Cooperation, entered between Xiangtian Shenzhen and Xianning Xiangtian, pursuant to which Xiangtian Shenzhen and Xianning Xiangtian have agreed to enter into a series of VIE agreements and to cooperate in all prospective of Xianning Xiangtian’s business operation and management.

●	Agreement of Exclusive Management, Consulting and Training and Technical Service, entered between Xiangtian Shenzhen and Xianning Xiangtian, pursuant to which Xiangtian Shenzhen has agreed to provide Xianning Xiangtian with complete business support and technical support and related management, training and consulting services. In consideration for such services, Xiangtian Shenzhen is entitled to receive an amount equal to 100% of Xianning Xiangtian’s net income.

●	Exclusive Option Agreement, entered among Xiangtian HK, Xiangtian Shenzhen, Zhou Deng Rong, Zhou Jian and Xianning Xiangtian, pursuant to which Zhou Deng Rong and Zhou Jian, the owners of Xianning Xiangtian, have granted to Xiangtian Shenzhen and Xiangtian HK the irrevocable right and option to acquire all of their equity interests in Xianning Xiangtian.

●	Equity Pledge Agreement, entered among Xiangtian Shenzhen, Zhou Deng Rong, Zhou Jian, and Xianning Xiangtian, pursuant to which Zhou Deng Rong and Zhou Jian, the owners of Xianning Xiangtian, have pledged all of their rights, titles and interests in Xianning Xiangtian to Xiangtian Shenzhen to guarantee Xianning Xiangtian’s performance of its obligations under all the other VIE Agreements.

●	Know-How Sub-License Agreement, entered between Xiangtian Shenzhen and Xianning Xiangtian, pursuant to which Xiangtian Shenzhen has granted Xianning Xiangtian an exclusive right to use and develop a series of aerodynamics related patents and technologies with respect to electrical generation for commercial and residential structures, not including automobile and wind towers. Xiangtian Shenzhen possesses the rights licensed under this agreement through two license agreements dated September 30, 2018 with Zhou Deng Rong, Zhou Jian and Lucksky Group, the owners of the aforesaid patents and technologies. For the sublicense contemplated under this agreement, Xianning Xiangtian will pay Xiangtian Shenzhen an annual royalty fee of five percent of revenue. For the nine months ended April 30, 2019, the annual royalty fee was waived by Xiangtian Shenzhen; and

●	Power of Attorney. Pursuant to a power of attorney, each of the Xianning Xiangtian stockholders agreed to irrevocably entrust Xiangtian Shenzhen with the stockholder voting rights and other stockholder rights for representing them to exercise such rights at the stockholders’ meeting of Xianning Xiangtian in accordance with applicable laws and its Article of Association, including, but not limited to, the right to sell or transfer all or any of their equity interest in Xianning Xiangtian, and appoint and vote for the directors and Chairman of Xianning Xiangtian as the authorized representative of the Xianning Xiangtian stockholders. The term of each proxy and voting agreement is as long as each of the Xianning Xiangtian stockholders is a shareholder of Xianning Xiangtian and is binding on any transferee.

●	Spousal Consent Letters. Pursuant to the Powers of Attorney executed by the Xianning Xiangtian Shareholders, each of the shareholders irrevocably appoints Xiangtian Shenzhen as his attorney-in-fact to exercise any and all rights as a shareholder of Xianning Xiangtian, including, but not limited to, the right to attend shareholders’ meetings, to execute shareholders’ resolutions, to sell, assign, transfer or pledge any or all of his equity interest of Xianning Xiangtian, to vote as a shareholder for all matters, as well as full power to execute equity transfer agreement as referenced in the Exclusive Option Agreement and to perform under the Exclusive Option Agreement and Equity Pledge Agreement without limitation. Xiangtian Shenzhen is also authorized to transfer, allocate or use any cash dividends and non-cash income in accordance with the respective shareholder’s instructions and to exercise all the necessary rights associated with the equity interest at Xiangtian Shenzhen’s sole discretion and without the consent of the Xianning Xiangtian Shareholders. The Powers of Attorney will remain effective as long as the Xianning Xiangtian Shareholders remain the shareholders of Xianning Xiangtian.

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

The Company’s total assets and liabilities presented in the accompanying unaudited condensed consolidated financial statements represent substantially all of total assets and liabilities of the VIE because the other entities in the consolidation are non-operating holding entities with nominal assets and liabilities. The following financial statement amounts and balances of the VIE were included in the accompanying unaudited condensed consolidated financial statements as of April 30, 2019 and July 31, 2018 and for the three and nine months ended April 30, 2019 and 2018, respectively:

	April 30, 2019	July 31, 2018

Current assets	$35,074,836	$33,240,433
Non-current assets	36,970,352	25,568,517
Total assets	$72,045,188	$58,808,950

Current liabilities	$29,300,888	$46,576,026
Non-current liabilities	370,936	7,205,133
Total liabilities	$29,671,824	$53,781,159

	For the Three Months Ended April 30, 2019	For the Three Months Ended April 30, 2018	For the Nine Months Ended April 30, 2019	For the Nine Months Ended April 30, 2018

Revenues	$8,427,067	$423,644	$50,328,996	$1,011,081
Gross Profit	$3,648,541	$114,889	$13,666,201	$209,241
Income (loss) from operations	$1,612,546	$(517,261)	$8,309,581	$(1,554,290)
Net income (loss)	$561,588	$(520,007)	$4,655,415	$(1,560,636)

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

Cash

Cash denominated in RMB with a U.S. dollar equivalent of $14,085,235 and $14,207,358 at April 30, 2019 and July 31, 2018, respectively, were held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies. In addition, these balances are not covered by insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk. As of April 30, 2019 and July 31, 2018, cash balance of $472,902 and $2,481, respectively, were maintained at U.S. financial institutions, and were insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of April 30, 2019 and July 31, 2018, cash balance of $26,496 and $26,402, respectively, were maintained at financial institutions in Hong Kong, and were insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 (approximately $64,000).

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

Short-term Investment

Short-term investment consists of time deposit placed with a bank, which contains a fixed or variable interest rate and has original maturity within one year. Such investment is permitted to be redeemed early without penalties prior to maturity. Given the short-term nature, the carrying value of short-term investment approximates its fair value. The Company does not intend to withdraw early. There was no other-than-temporary impairment of short-term investment for the three and nine months ended April 30, 2019 and July 31, 2018.

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

Inventories, net

Inventories, net, consist of raw materials, work in progress and finished goods and are stated at the lower of cost or net realizable value using the weighted average method. When appropriate, allowances to inventories are recorded to write down the cost of inventories to their net realizable value. As of April 30, 2019 and July 31, 2018, there were no such allowances.

Advances to Suppliers, net

Advances to suppliers, net, are cash deposited or advanced to outside vendors or services providers for future inventory purchases or future services. This amount is refundable and bears no interest. For any advances to suppliers determined by management that such advances will not be in receipts of inventories or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its advances to suppliers on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of April 30, 2019 and July 31, 2018, there were no such allowances.

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

Other Receivables

Other receivables primarily include advances to employees and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. No allowance was required as of April 30, 2019 and July 31, 2018, respectively.

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

Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiaries at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of operations and comprehensive loss. Impairment losses on goodwill are not reversed. As of April 30, 2019 and July 31, 2018, no impairment of goodwill was recognized.

Impairment for Long-Lived Assets

Long-lived assets, including plant and equipment and intangible with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of April 30, 2019 and July 31, 2018, no impairment of long-lived assets was recognized.

Subscription Receivable

Subscription receivable represents unpaid capital contribution from its shareholders.

Short-Term Note Payable

Short-term note payable is a line of credit extended by a bank. The bank in-turn issues the Company a banker’s acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The note payable is generally payable at a determinable period, generally three to six months. This short-term note payable bears no interest and is guaranteed by the bank for its complete face value and usually matures within three to six month period. The bank usually requires the Company to deposit a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of April 30, 2019.

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2019 and July 31, 2018:

Financial Assets	Carrying Value as of April 30, 2019	Fair Value Measurements at April 30, 2019 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Short-term investment	$445,448	$445,448	$-	$-

Financial Liabilities	Carrying Value as of April 30, 2019	Fair Value Measurements at April 30, 2019 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Contingent payment consideration liabilities (see Note 3)	$313,990	$-	$-	$313,990

Financial Liabilities	Carrying Value as of July 31, 2018	Fair Value Measurements at July 31, 2018 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Contingent payment consideration liabilities (see Note 3)	$331,505	$-	$-	$331,505

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the nine months ended April 30, 2019 and for the year ended July 31, 2018:

	April 30, 2019	July 31, 2018
Beginning balance	$331,505	$-
Contingent liability obligated from business combinations	-	341,411
Change in estimated contingent liabilities	(21,438)	-
Exchange rate effect	3,923	(9,906)
Ending balance	$313,990	$331,505

The Company believes the carrying amount reported in the unaudited condensed consolidated balance sheet for cash, restricted cash, notes receivable, accounts receivable, inventories, advance to suppliers, costs and estimated earnings in excess of billings, prepaid expenses, other receivables, loan receivables, deposit for prepayments, note payable, short-term loans, accounts payable, advances from customers, other payables and accrued liabilities, tax payables and short-term investment payable approximate fair value because of the short-term nature of such instruments. The carrying amount of long-term investment payable reported in the consolidated balance sheets at carrying value, which approximates fair value as the rate of amortization of investment payment discount used were similar to interest rate charged by the bank in the PRC. The carrying amount of long-term loan – related party reported in the consolidated balance sheets at carrying value, which approximates fair value as the interest rate of the loan were similar to interest rate charged by the bank in the PRC. As of April 30, 2019 and July 31, 2018, long-term investment payable balance was $370,936, net of discount of $45,543 and $7,205,133, net of discount of $869,173, respectively.

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

The Company’s disaggregate sale of products streams for the three and nine months ended April 30, 2019 and 2018 are summarized as follows:

	For the Three Months Ended April 30, 2019	For the Three Months Ended April 30, 2018	For the Nine Months Ended April 30, 2019	For the Nine Months Ended April 30, 2018
Revenues
PV panels and others	$849,720	$344,943	$21,259,433	$826,404
Air compression equipment and other components	-	-	1,391,714	-
Heat pumps	417,146	-	7,999,582	-
High-grade synthetic fuel	4,585,464	-	12,865,526	-
Hydraulic parts and electronic components	1,137,823	-	4,482,117	-
Wine and herbal wine	1,436,914	-	1,938,357	-
Total revenue	$8,427,067	$344,943	$49,936,729	$826,404

Warranty

The Company generally provides limited warranties for work performed under its contracts. The warranty periods typically extend for up to five years following substantial completion of the Company’s work on a project. At the time a sale is recognized, the Company records estimated future warranty costs under ASC 460. Such estimated costs for warranties are estimated at completion and these warrants are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranty are based on actual warranty experience or Company’s best estimate. There were no such reserves record for the three and nine months ended April 30, 2019 and 2018. No right of return exists on sales of inventory. As of April 30, 2019 and July 31, 2018, accrued warranty expense amounted to $66,627 and $67,651, respectively, and classified in the caption “other payables and accrued liabilities” in the accompanying unaudited condensed consolidated balance sheets.

Advertising costs

Advertising costs are expensed as incurred and included in selling and general and administrative expenses. Advertising costs amounted to $20,157 and $2,081 for the three months ended April 30, 2019 and 2018, respectively. Advertising costs amounted to $61,168 and $5,112 for the nine months ended April 30, 2019 and 2018, respectively.

Employee benefit

The full-time employees of the Company are entitled to staff welfare benefits including medical care, housing fund, pension benefits, unemployment insurance and other welfare, which are government mandated defined contribution plans. The Company is required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued. Total expenses for the plans were $61,996 and $27,822 for the three months ended April 30, 2019 and 2018, respectively. Total expenses for the plans were $197,095 and $71,534 for the nine months ended April 30, 2019 and 2018, respectively.

Value added taxes

The Company is subject to value added tax (“VAT”). Revenue from sales of goods purchased from other entities is generally subject to VAT at the rate of 13% to 16% starting in April 2019 and 17% in April 2018 and prior for all of its products except Herbal Wine which is at the rate of 3%. The Company is entitled to a refund for VAT already paid on goods purchased. The VAT balance is recorded in other payables on the consolidated balance sheets. Revenues are presented net of applicable VAT.

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

Comprehensive Income (Loss)

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) ASC 220 “Reporting Comprehensive Income”. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company had other comprehensive loss of $229,348 and $41,628 for the three months ended April 30, 2019 and 2018, respectively, from foreign currency translation adjustments. The Company had other comprehensive income of $436,071 and $364,347 for the nine months ended April 30, 2019 and 2018, respectively, from foreign currency translation adjustments.

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

For the purpose of presenting these financial statements of subsidiaries in PRC, the Company’s assets and liabilities are expressed in U.S. dollars at the exchange rate on the balance sheet date, which is 6.7348 and 6.8204 as of April 30, 2019 and July 31, 2018, respectively; stockholders’ equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 6.7233 and 6.3172 for the three months ended April 30, 2019 and 2018, respectively. Weighted average exchange rate is 6.8265 and 6.4934 for the nine months ended April 30, 2019 and 2018, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income (loss) in the stockholders’ equity section of the unaudited condensed consolidated balance sheets.

For the purpose of presenting these financial statements of the subsidiary in Hong Kong, the Company’s assets and liabilities are expressed in U.S. dollars at the exchange rate on the balance sheet date, which is 7.8456 and 7.8490 as of April 30, 2019 and July 31, 2018, respectively; stockholders’ equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 7.8473 and 7.8374 for the three months ended April 30, 2019 and 2018, respectively. Weighted average exchange rate is 7.8397, 7.8212 for the nine months ended April 30, 2019 and 2018, respectively. The resulting translation adjustments are reported under accumulated other comprehensive loss in the stockholders’ equity section of the unaudited condensed consolidated balance sheets.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted loss per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Loss per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities for the three and nine months ended April 30, 2019 and 2018.

Statutory Reserves

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable statutory surplus reserve fund. Subject to certain cumulative limits, the statutory surplus reserve fund requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the reserve fund. For foreign invested enterprises, the annual appropriation for the reserve fund cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). If the Company has accumulated loss from prior periods, the Company is able to use the current period net income after tax to offset against the accumulate loss. For the nine months ended April 30, 2019 and 2018, the Company has contributed $469,902 and $0, respectively, to the statutory reserves.

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

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption assuming the Company will remain an emerging growth company at that date. Early adoption is permitted. In September 2017, the FASB issued ASU No. 2017-13, which to clarify effective dates that public business entities and other entities were required to adopt ASC Topic 842 for annual reporting. A public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for annual reporting periods beginning after December 15, 2019, and interim reporting periods within annual reporting periods beginning after December 15, 2020. ASU No. 2017-13 also amended that all components of a leveraged lease be recalculated from inception of the lease based on the revised after tax cash flows arising from the change in the tax law, including revised tax rates. The difference between the amounts originally recorded and the recalculated amounts must be included in income of the year in which the tax law is enacted. The Company plans to adopt this update in the first quarter of fiscal year 2020. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company is currently evaluating the impact ASU 2018-13 will have on its unaudited condensed consolidated financial statements.

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

The change in fair value measurement of contingent liability amounted to $177,182 and $21,438 for the three and nine months ended April 30, 2019 as the operation results of Hubei Jinli changed and the contingent liability decreased to $113,539.

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

	For the Three Months Ended	For the Nine Months Ended
	April 30, 2018	April 30, 2018
Revenue	$954,373	$3,352,028
Cost of revenue	617,767	2,236,351
Gross profit	336,606	1,115,677
Total operating expenses	1,051,515	3,211,206
Loss from operations	(714,908)	(2,095,529)
Other income (expenses), net	28,513	(26,715)
Loss before income taxes	(686,395)	(2,122,244)
Income tax expense	(5,422)	(86,192)
Net loss attributable to XT Energy Group, Inc.	$(691,817)	$(2,208,436)
Weighted average number of common shares outstanding - basic and diluted	591,042,000	591,042,000
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

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

For three and nine months ended April 30, 2018, the impact of the acquisition of Tianjin Jiabaili to the unaudited condensed consolidated statements of operations and other comprehensive loss was not material.

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

In addition, Rongentang Shareholders completed the title transfer procedures with the PRC government authorities for all the real property and land use rights possessed by Rongentang to Wine Co. (“Title Transfer”) from the owner of such real property and land use rights, Xianning Rongentang Wine Co., Ltd. (“Xianning Rongentang”), an entity controlled by the Rongentang Shareholders, in February 2019. Rongentang also obtained a three-year royalty-free license from Xianning Rongentang, the owner of the trademark “Rongentang,” to use such trademark, in January 2019. The Company paid the remaining RMB7.5 million (approximately $1,087,388) of the Total Consideration to Wine Co. as registered capital in March 2019.

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

The above fair value valuation is a preliminary assessment. The Company will continue to evaluate the fair value and to be finalized within one year from acquisition date on December 21, 2018.

Approximately $1.7 million of goodwill arising from the acquisition consists largely of synergies expected from the sales distribution networks of the Company to boost its wine and herbal wine sales. None of the goodwill is expected to be deductible for income tax purposes.

For the three and nine months ended April 30, 2019 and 2018, the impact of the acquisition of Wine Co. and Herbal Wine Co. to the unaudited condensed consolidated statements of operations and comprehensive income (loss) was not material.

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

The change in fair value measurement of contingent liability amounted to $177,182 and $21,438 for the three and nine months ended April 30, 2019 as the operations result of Hubei Jinli has changed. As of April 30, 2019, estimated contingent liabilities payables to the former shareholders of Hubei Jinli was $113,539 and classified in the caption “other payables and accrued liabilities” in the accompanying unaudited condensed consolidated balance sheets.

Profit sharing payments to former shareholders of Tianjin Jiabaili

Xianning Xiangtian shall pay the former shareholders of Tianjin Jiabaili 10% of the Tianjin Jiabaili’s annual net profit indefinitely from the date of acquisition on June 30, 2018. As of April 30, 2019, estimated contingent liabilities payables to the former shareholders of Tianjin Jiabaili was $200,451 and classified in the caption “other payables and accrued liabilities” in the accompanying unaudited condensed consolidated balance sheets. No change to the fair value since June 30, 2018 as the estimated potential profit sharing payments remained the same as of the acquisition date.

Investment payable

Investment payable consists of the following:

Name of Payee	Relationship	Nature	April 30, 2019	July 31, 2018

Sheng Zhou	Former shareholder of Hubei Jinli	Payment for acquisition of Hubei Jinli	$-	$9,069,058
Guifen Wang	Former shareholder of Hubei Jinli	Payment for acquisition of Tianjin Jiabaili	139,336	137,587
Total			139,336	9,206,645
Short-term			(139,336)	(2,505,871)
Long-term			$-	$6,700,774

The maturities schedule is as follows as of April 30, 2019:

Repayment date	Amount
Due on demand	$139,336
June 2020	18,990
June 2021	188,121
Debt discount	(207,111)
Total	$139,336

Investment payable – related parties

Investment payable – related parties consist of the following:

Name of Related Party	Relationship	Nature	April 30, 2019	July 31, 2018

Wenhe Han	Vice general manager of Tianjin Jiabaili	Payment for acquisition of Tianjin Jiabaili	$116,054	$261,216
Heping Zhang	General manager of Hubei Jinli	Payment for acquisition of Hubei Jinli	370,936	750,286
Total			486,990	1,011,502
Short-term			(116,054)	(507,143)
Long-term			$370,936	$504,359

The maturities schedule is as follows as of April 30, 2019:

Repayment date	Amount
Due on demand	$116,054
June 2019	-
June 2020	103,938
June 2021	312,541
Debt discount	(45,543)
Total	$486,990

Debt discount

Debt discount, net of accumulated amortization, totaled $252,654 and $1,021,413 as of April 30, 2019 and July 31, 2018, respectively, are recognized as a reduction of investment payable. Amortization expense related to the debt discount, included in interest expense, was $129,457 and $0 for the three months ended April 30, 2019 and 2018, respectively. Amortization expense related to the debt discount, included in interest expense, was $378,632 and $0 for the nine months ended April 30, 2019 and 2018, respectively.

The Company repaid the payment for acquisition of Hubei Jinli prior to the original due date, as a result, the Company recognized a one-time finance expenses of $392,609 at the time for which the discount portion of the original due date payment were prepaid for the three and nine months ended April 30, 2019 and is included in the caption “other expenses, net” on the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

Note 4 – Accounts receivable, net

Accounts receivable, net consist of the following:

	April 30, 2019	July 31, 2018

Accounts receivable	$7,085,411	$6,516,935
Less: allowance for doubtful accounts	(1,358,468)	(1,374,155)
Accounts receivable, net	$5,726,943	$5,142,780

For the three months ended April 30, 2019 and 2018, the Company recorded provision for doubtful accounts of $38,707 and recognized $6,380 in recovery of allowance for doubtful accounts, respectively.

During the nine months ended April 30, 2019, the Company recognized a total of $65,221 of recovery of allowance for doubtful accounts. Addition of $32,514 was attributable to the acquisition of Wine Co. and Herbal Wine Co. Foreign currency translation effect amounted to $17,020. During the nine months ended April 30, 2018, the Company recognized $119,000 of recovery of allowance for doubtful accounts.

Note 5 – Inventories, net

Inventories, net, consist of the following:

	April 30, 2019	July 31, 2018

Raw materials and parts	$1,738,731	$1,725,258
Work in progress	221,416	124,507
Semi-finished goods	443,589	-
Finished goods	5,803,331	3,291,768
Total	8,207,067	5,141,533
Less: allowance for inventory reserve	-	-
Inventory, net	$8,207,067	$5,141,533

Note 6 – Costs and estimated earnings in excess of billings

Costs in excess of billings related to certain contracts consist of the following:

	April 30, 2019	July 31, 2018
Costs and estimated earnings incurred on uncompleted contracts	$5,490,019	$5,025,892
Billings to date	(5,490,019)	(2,142,484)
Costs and estimated earnings in excess of billings	$-	$2,883,408

Note 7 – Deposit for investment

On March 16, 2018, the Company entered into a letter of intent to establish a 60% majority-owned subsidiary for a proposed supermarket project. Pursuant to the letter of intent, the Company paid a deposit to an unrelated party that will be the 40% noncontrolling interest in the proposed project. The deposit was $439,857 (RMB 3,000,000) and is expected to be used as working capital once the subsidiary is formed. On July 20, 2018, the Company rescinded the letter of intent and the unrelated party is required to fund the deposit to the Company by October 20, 2018. The Company collected $14,539 (RMB 100,000) as of October 31, 2018. The Company has received additional approximately $0.1 million (RMB 710,000) in November 2018. In May 2019, the Company entered an extension agreement with the unrelated party to extend the deadline for refunding the remaining balance of approximately $0.3 million (RMB 2,190,000) in July 2019.

Note 8 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	April 30, 2019	July 31, 2018

Plant and buildings	$11,345,391	$6,662,554
Machinery equipment	9,116,804	6,711,556
Computer and office equipment	468,098	251,965
Vehicle	452,097	121,211
Plant improvement	739,041	729,766
Construction in progress	1,215,373	256,503
Subtotal	23,336,804	14,733,555
Less: accumulated depreciation	(4,868,509)	(2,767,322)
Property, plant and equipment, net	$18,468,295	$11,966,233

Depreciation expenses for the three months ended April 30, 2019 and 2018 were $249,853 and $121,412, respectively. For the three months ended April 30, 2019 and 2018, depreciation included in cost of sales was $136,872 and $44, respectively. For the three months ended April 30, 2019 and 2018, depreciation included in selling, general and administrative expenses was $112,981 and $121,368, respectively.

Depreciation expenses for the nine months ended April 30, 2019 and 2018 were $790,980 and $317,293, respectively. For the nine months ended April 30, 2019 and 2018, depreciation included in cost of sales was $464,425 and $3,193, respectively. For the nine months ended April 30, 2019 and 2018, depreciation included in selling, general and administrative expenses was $326,555 and $314,100, respectively.

Construction-in-progress consist of the following as of April 30, 2019:

Construction-in-progress description	Value	Estimated Completion date	Estimated Additional Cost to Complete
Synthetic fuel raw materials production line	$505,810	June 2019	$163,331
Employee housing	262,308	July 2019	296,965
Factory plantation	224,074	July 2019	14,848
Fire safety equipment installation	143,359	October 2019	-
Piping	68,302	August 2019	59,393
Other miscellaneous items	11,520	May 2019	-
Total construction-in-progress	$1,215,373		$534,537

Note 9 – Intangible assets, net

Intangible assets consist of the following:

	April 30, 2019	July 31, 2018

Land use rights	$7,497,327	$4,581,842
Technology know-hows	1,852,319	1,829,072
Patents, licenses and certifications	3,323,020	2,935,293
Software	7,616	-
Less: accumulated amortization	(715,467)	(85,564)
Subtotal	11,964,815	9,260,643
In-process R&D	56,928	-
Intangible assets, net	$12,021,743	$9,260,643

Amortization expenses for the three months ended April 30, 2019 and 2018 amounted to $224,467 and $0, respectively. Amortization expenses for the nine months ended April 30, 2019 and 2018 amounted to $620,369 and $0, respectively.

Based on the finite-lived intangible assets as of April 30, 2019, the expected amortization expenses are estimated as follows:

Twelve Months Ending April 30,	Estimated Amortization Expense

2020	$896,789
2021	896,061
2022	893,657
2023	828,197
2024	700,612
Thereafter	7,749,499
Total	$11,964,815

Note 10 – Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Hubei Jinli	Tianjin Jiabaili	Wine Co. and Herbal Wine Co.	Total
Balance as of July 31, 2018	$3,793,245	$339,898	$-	$4,133,143
Goodwill acquired in the Wine Co. and Herbal Wine Co. acquisition	-	-	1,709,680	1,709,680
Foreign currency translation adjustment	48,213	4,320	23,278	75,811
Balance as of April 30, 2019	$3,841,458	$344,218	$1,732,958	$5,918,634

Note 11 – Debt

Short-term loan - bank

Outstanding balance of short-term loan - bank consisted of the following:

Bank Name	Maturities	Interest rate	Collateral/Guarantee	April 30, 2019	July 31, 2018

Wuhan Rural Commercial Bank	May 2019 (Repaid infull in May 2019)	7.00%	Guarantee by Sheng Zhou and Heping Zheng, former shareholders of Hubei Jinli, and three other companies related to Sheng Zhou	$742,413	$733,095

Current maturities of long-term loan

Outstanding balance of current maturities of long-term loan consisted of the following:

Bank Name	Maturities	Interest rate	Collateral/Guarantee	April 30, 2019	July 31, 2018

Xianning Rural Commercial Bank*	Repaid in April 2019	5.83%	Land use rights, plant and equipment, inventories	$-	$3,069,113

*	The current maturities of long-term loan was acquired through the acquisition of Hubei Jinli on June 30, 2018 (see Note 3).

Short-term loan – third party

Outstanding balance of short-term loan – third party consisted of the following:

Lender Name	Maturities	Interest rate	Collateral/Guarantee	April 30, 2019	July 31, 2018

Xianning Zhongying New Energy Service Co. Ltd.	Repaid in October 2018	4.75%	None	$-	$175,943

Short-term loans – related parties

Name of Related Party	Relationship	Maturities	Interest rate	Collateral/ Guarantee	April 30, 2019	July 31, 2018

Zhou Deng Hua	Chief Executive Officer of the Company	April 2019 & July 2019	None	None	$-	$5,864,759
Jian Zhou	Chairman of the Company	May 2019	None	None	-	703,771
Hubei Henghao Real Estate Development Co., Ltd.	Bin Zhou, son of Zhou Deng Hua, is the executive director and general manager	Repaid in October 2018	12.00%	None	-	13,195,707
Hubei Henghao Real Estate Development Co., Ltd	Bin Zhou, son of Zhou Deng Hua, is the executive director and general manager	January 2019	4.75%	None	-	381,209
Total					$-	$20,145,446

Interest expense for the three months ended April 30, 2019 amounted to $41,388, including $2,431 related parties interest expenses. Interest expense for the nine months ended April 30, 2019 amounted to $495,794, including $342,584 related parties interest expenses. There was no interest expense for the three and nine months ended April 30, 2018.

Note 12 – Related party balances and transactions

Sales to related parties

Sanhe Liguang Kelitai Equipment Ltd (“Sanhe Kelitai”)

In August 2016, Sanhe Xiangtian began three construction projects for installation of PV panels with Sanhe Kelitai. Sanhe Kelitai is majority (95%) owned by Zhou Jian, the Company’s Chairman of the Board. During the three months ended April 30, 2018, revenue of $72,228 and costs of sales of $46,530 were recognized related to these projects. During the nine months ended April 30, 2018, revenue of $127,026 and costs of sales of $93,964 were recognized related to these projects. There was no revenue for the three and nine months ended April 30, 2019.

Leases with related parties

Sanhe Xiangtian leases its principal office, factory and dormitory from LuckSky Group in Xianning City, Hubei Province, PRC. LuckSky Group is owned by Zhou Deng Rong, the Company’s former Chief Executive Officer, and Zhou Jian, the Company’s Chairman. The space in the office, factory and dormitory being leased are 1296, 5160 and 1200 square meters, respectively. The office and factory space are leased for a rent of $105,053 (RMB 697,248) per year and the dormitory is leased for a rent of $19,527 (RMB 129,600) per year. The leases expire on April 30, 2024 and are subject to renewal with a two-month advance written notice. This lease is terminated in April 2019. For the three months ended April 30, 2019 and 2018, rent expense for the lease with Lucksky Group was $30,710 and $32,711, respectively. For the nine months ended April 30, 2019 and 2018, rent expense for the lease with Lucksky Group was $90,842 and $95,502, respectively.

During year ended July 31, 2018, Sanhe Xiangtian leased another office in Sanhe City from Sanhe Dong Yi Glass Machine Company Ltd (“Sanhe Dong Yi”) which is owned by Zhou Deng Rong with the lease term expiring on June 14, 2019 for a rent of approximately $7,000 (RMB 48,000) per year. Sanhe Xiangtian intends to renew such lease for another year. For the three months ended April 30, 2019, rent expense for this lease with Sanhe Dong Yi was $1,746. For the nine months ended April 30, 2019, rent expense for this lease with Sanhe Dong Yi was $5,274.

Related party balances

a.	Short-term loans – related parties (See Note 11)

b.	Other receivable – related parties:

Name of Related Party	Relationship	Nature	April 30, 2019	July 31, 2018

Tianyu Ma	General Manager of Tianjin Jiabaili	Employee advances	$10,622	$-
Lei Su	Legal representative of Tianjin Jiabaili	Employee advances	2,227	-
Zhimin Feng	Legal representative of Jingshan Sanhe	Employee advances	5,505	-
Heping Zhang	General Manager of Hubei Jinli	Employee advances	1,485	-
Ping Yu	General Manager of Jingshan Sanhe	Employee advances	3,862	-
Kairui Tong	Legal representative and general Manager of Wine Co. and Herbal Wine Co.	Employee advances	5,369	-
			29,070	-

c.	Other payables – related parties:

Name of Related Party	Relationship	Nature	April 30, 2019	July 31, 2018

Luck Sky International Investment Holdings Ltd.	Owned by Zhou Deng Rong, former Chief Executive Officer and director	Advances for payment of U.S. professional fee	$530,941	$-
Lucksky Group	Owned by Zhou Deng Rong, former Chief Executive Officer and director, and Zhou Jian, Chairman	Lease payable	613,862	515,234
Sanhe Dong Yi	Owned by Zhou Deng Rong, former Chief Executive Officer and director	Lease payable	-	21,113
Hubei Henghao Real Estate Development Co., Ltd.	Bin Zhou, son of Zhou Deng Hua, is the executive director and generate manager	Interest payable	546,078	211,441
Zhou Deng Rong	Former Chief Executive Officer and director	Advances for payment of U.S. professional fee	2,748,260	2,748,260
Zhou Deng Hua	Chief Executive Officer	Advances for operational purpose	293,253	289,572
Jian Zhou	Chairman	Advances for operational purpose	1,899,181	436,444
Zhimin Feng	Legal representative of Jingshan Sanhe	Advances for operational purpose	-	1,191
Wei Gu	General manager of Xiangtian Zhongdian	Advances for operational purpose	-	6,863
Total			$6,631,575	$4,230,118

d.	Investment payables – related parties (See Note 3)

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

As of April 30, 2019, the Company entered into a series of sales contracts with Xianning Lucksky. These contracts represented approximately $17,338 and $0 of the Company’s revenue during the three months ended April 30, 2019 and 2018, respectively. These contracts represented approximately $1,842,032 and $0 of the Company’s revenue during the nine months ended April 30, 2019 and 2018, respectively.

On July 27, 2016, Xianning Xiangtian entered into a rental agreement with Xianning Lucksky to lease 4,628 square meters’ space in a factory in Xianning, Hubei Province, PRC. The space is leased for a rent of $83,132 (RMB 555,360) per year. The lease would expire on July 31, 2018 but the Company terminated the lease early in February 2018 when the Company through Xiangtian Zhongdian signed another lease agreement which expired on February 5, 2019 with a rent of approximately $25,000 (RMB 168,922) per year. Xiangtian Zhongdian renewed such lease under the same terms from February 6, 2019 to February 5, 2021. During the three months ended April 30, 2019 and 2018, rent expense related to these leases was $6,250 and $32,711, respectively. During the nine months ended April 30, 2019 and 2018, rent expense related to these leases was $18,750 and $95,502, respectively.

On July 27, 2018, Xianning Xiangtian entered into a lease with Xianning Lucksky for a space of 3,128 square meters in the factory in Xianning, Hubei province. The factory space is leased for a rent of approximately $17,000 (RMB 114,172) per year from August 1, 2018 to July 31, 2020 and is subject to renewal with a one-month advance written notice. Rent expense for this lease amounted to $147,553 and $296,467 for the three and nine months ended April 30, 2019, respectively.

Note 14 – Employee benefits government plan

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. PRC labor regulations require the Company to pay to the local labor bureau a monthly contribution calculated at a stated contribution rate based on the basic monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. As of April 30, 2019 and July 31, 2018, the outstanding amount due to the local labor bureau was $197,241 and $174,971, respectively, and is included in Other Payables and Accrued Liabilities on the accompanying balance sheets.

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

Significant components of the income tax expense consisted of the following for the three and nine months ended April 30, 2019 and 2018:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Current	$586,228	$4,347	$2,162,146	$8,190
Deferred	-	-	-	-
Provision for income tax	$586,228	$4,347	$2,162,146	$8,190

Significant components of the Company’s deferred tax assets as of April 30, 2019 and July 31, 2018 are approximately as follows:

	April 30, 2019	July 31, 2018
Deferred tax assets:
Net operating loss carry forwards	$1,338,400	$911,400
Accounts receivable allowance	339,600	343,500
Accrued liabilities	85,300	50,600
Warranty and other	16,700	16,400
Deferred tax assets before valuation allowance	1,780,000	1,321,900
Less: valuation allowance	(1,780,000)	(1,321,900)
Net deferred tax assets	$-	$-

As of April 30, 2019, the Company had U.S. federal NOLs of approximately $4,717,000 that expire beginning in 2029 to 2038 with deferred tax assets of approximately $991,000. As of April 30, 2019, the Company had approximately $1,406,000 of NOLs related to its PRC subsidiaries and VIEs that expire in years 2019 through 2023 with deferred tax assets of approximately $348,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of April 30, 2019.

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

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other Income (Expense)” in the statement of operations. Penalties would be recognized as a component of “General and Administrative Expenses” in the statement of operations. The Company filed its July 31, 2016 and 2017 corporation income tax return in November 2018. No interest or penalty on unpaid tax in relation to the late filings was recorded during the three and nine months ended April 30, 2019 and 2018, respectively. As of April 30, 2019 and July 31, 2018, other than discussed above, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next quarter.

Note 16 – Commitments and contingencies

Operating leases

The total future minimum lease payments under the non-cancellable operating leases as of April 30, 2019 are payable as follows:

Twelve months ending April 30,	Minimum Lease Payment
2020	$1,171,457
2021	1,083,066
2022	763,052
2023	447,526
2024	445
Thereafter	1,002
Total minimum payments required	$3,466,548

Rental expense of the Company for the three months ended April 30, 2019 and 2018 were $325,922 and $72,266, respectively. Rental expense of the Company for the nine months ended April 30, 2019 and 2018 were $787,527 and $181,793, respectively.

Contingencies

On September 23, 2013, the Company issued 60,000,000 shares of restricted common stock at $0.001 per share to Mr. Roy Thomas Phillips, who was then a consultant to the Company and later served as the acting Chief Financial Officer of the Company beginning July 29, 2014, and two other non-related parties obtained a total of 7,000,000 shares of restricted common stock. The shares were issued in contemplation of a secondary offering. The Company takes the position that these shares should be cancelled since no secondary offering was consummated. The Company is taking steps to have these shares canceled. The Company valued the 67,000,000 shares of common stock issued at $67,000 as there was no market for the Company’s common stock and it has limited or no trading; and there is thought to be minimal value in the Company at the time of issuance, therefore the par value is thought to match the assumed market price of the Company’s common stock which is at $0.001 per share. The Company might incur additional expenses to have these shares canceled. On July 24, 2015, 7,000,000 shares issued to two other non-related parties were cancelled. For the three and nine months ended April 30, 2019 and 2018, the dilutive effect of not canceling the 60,000,000 shares is incorporated in the unaudited condensed consolidated financial statements as the Company recorded such shares as issued and outstanding. For the three and nine months ended April 30, 2019 and 2018, not canceling the 60,000,000 shares has an anti-dilutive effect. On January 29, 2019, the Company commenced an action against Global Select Advisors Ltd. (“Global Select”) in the First Judicial District Court of Nevada (the “Court”) to cancel 60 million shares of common stock of the Company that, without proper authorization, were issued to Roy Thomas Phillips, a former consultant and acting Chief Financial Officer of the Company, and subsequently transferred to Global Select.  On February 25, 2019, the Clerk of the Court entered a default against Global Select as a result of Global Select’s failure to respond to the Company’s complaint. The Company filed a motion for default judgment pursuant to which the Company sought an order authorizing the Company to cancel the 60 million shares. The Company’s motion for default judgement was granted and the shares were cancelled in April 2019.

Sanhe Xiangtian is involved in a litigation with Shandong Taidai Photovoltaic Technology Co., Ltd. (“Shandong Taidai”) for contractual dispute. Sanhe Xiangtian filed a complaint on January 24, 2018 with the Sanhe People’s Court and claimed for damages of RMB 1,000,000 (approximately $149,245) caused by Shandong Taidai as it provided the unqualified construction project. On May 22, 2019, a hearing was held by the court and the final judgement will be issued at a later date. The Company does not believe the litigation will have significant impact on their unaudited condensed consolidated financial statements.

Shandong Taidai filed a lawsuit against Sanhe Xiangtian with Dongying City Intermediate People’s Court of Shandong Province on November 29, 2018 regarding the same project and claimed unpaid work of RMB 4,089,150 (approximately $610,284) and liquidated damages of RMB 2,025,139 (approximately $302,242). As of December 19, 2018, Sanhe Xiangtian has submitted an application objecting to the jurisdiction of Dongying City Intermediate People’s Court of but the application was rejected. On January 23, 2019, Sanhe Xiangtian appealed the ruling in the jurisdiction of Dongying City Intermediate People’s Court. Currently, the case is under review by the Dongying City Intermediate People’s Court. The Company does not believe the litigation will have a material impact on its current operations and financial statements.

On March 19, 2019, Wenhe Han and Guifen Wang, former shareholders of Tianjin Jiabaili (collectively known as the “Plaintiffs”), filed a lawsuit against Xianning Xiangtian in People’s Court of Jizhou District, Tianjin City for a dispute over the equity transfer of Tianjin Jiabaili between Plaintiffs and Xianning Xiangtian. The Plaintiffs claimed a damage amounting to RMB 2,000,000 (approximately $0.3 million) for breach of contract and demanded immediate payment on the unpaid equity transfer balance of RMB 1,720,000 (approximately $0.3 million). A hearing was held on April 23, 2019 and the court approved the request of the Plaintiffs to freeze Xianning Xiangtian’s assets worth of RMB 3,720,000 (approximately $0.6 million) before a judgement is rendered. As of the date of this report, the freeze order has not been enforced and the Company has not received the list of assets subject to this order. Management currently cannot estimate the outcome of the litigation.

On April 15, 2019, Xianning Xiangtian filed a lawsuit against Wenhan Han and Guifen Wang, former shareholders of Tianjin Jiabaili, for the same dispute over the equity transfer of Tianjin Jiabaili in the People’s Court of Jizhou District, Tianjin City. Xianning Xiangtian claimed a damage amounting to RMB 2,000,000 (approximately $0.3 million) and demanded immediate refund of RMB 5,080,000 (approximately $0.8 million) plus a 6% annual interest starting from April 15, 2019 due to misrepresentation of the production facility of Tianjin Jiabaili from the former shareholders of Tianjin Jiabiali. A hearing is scheduled on June 11, 2019. Currently, the case is under review by the Dongying City Intermediate People’s Court. Management currently cannot estimate the outcome of the litigation.

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

As of April 30, 2019, the Company did not grant any awards under the Plan.

During the nine months ended April 30, 2019, Mr. Jian Zhou, the Company’s Chairman and principal stockholder as well as a shareholder of Xianning Xiangtian, and Zhou Deng Rong, the Company’s former Chief Executive Officer and director, contributed $30,820,127 of additional paid in capital in Xianning Xiangtian.

As discussed in Note 16, the Company cancelled 60 million shares in April 2019.

Note 18 – Concentrations

Customer concentration risk

For the three months ended April 30, 2019, one customer accounted for 67.3% of the Company’s total revenues. For the three months ended April 30, 2018, no customer accounted over 10% of the Company’s total revenues.

For the nine months ended April 30, 2019, two customers accounted for 38.1% and 25.9% of the Company’s total revenues. For the nine months ended April 30, 2018, one customer accounted for 38.0% of the Company’s total revenues.

As of April 30, 2019, four customers accounted for 26.4%, 15.8%, 13.9%, and 11.5% of the total balance of accounts receivable, respectively. As of July 31, 2018, three customers accounted for 32.0%, 15.0% and 12.3% of the total balance of accounts receivable, respectively.

Vendor concentration risk

For the three months ended April 30, 2019, two vendors accounted for 39.3% and 14.5% of the Company’s total purchases. For the three months ended April 30, 2018, no vendor accounted over 10% of the Company’s total purchases.

For the nine months ended April 30, 2019, two vendors accounted for 35.8% and 20.2% of the Company’s total purchases. For the nine months ended April 30, 2018, no vendors accounted over 10% of the Company’s total purchases.

As of April 30, 2019, three vendors accounted for 41.7%, 10.9%, and 11.5% of the total balance of accounts payable, respectively. As of July 31, 2018, four vendors accounted for 29.8%, 15.7%, 14.0% and 11.7% of the total balance of accounts payable, respectively.

Note 19 – Segment reporting

Starting in April 2018, the Company began to evaluate performance and to determine resource allocations based on a number of factors, the primary measurement being income from operations of the Company’s nine reportable divisions in the PRC: Sanhe Xiangtian, Xianning Xiangtian, Xiangtian Zhongdian, Jingshan Sanhe, Hubei Jinli, Tianjin Jiabaili, Xiangtian Trade, Wine Co., and Herbal Wine Co. Tianjin Jiabaili did not have any operations as of April 30, 2019. Prior period numbers are broken down for purposes of comparison.

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

The following represents results of division operations for the three and nine months ended April 30, 2019 and 2018:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Revenues:
Sanhe Xiangtian	$80,497	$423,396	$2,977,448	$993,030
Xianning Xiangtian	350,924	248	7,918,122	18,051
Jingshan Sanhe	4,577,063	-	11,906,856	-
Xiangtian Zhongdian	837,354	-	21,094,266	-
Hubei Jinli	1,137,823	-	4,482,117	-
Xiangtian Trade	6,493	-	11,831	-
Wine Co.	1,395,848	-	1,795,709	-
Herbal Wine Co.	41,065	-	142,647	-
Consolidated revenues	$8,427,067	$423,644	$50,328,996	$1,011,081

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Gross profit:
Sanhe Xiangtian	$8,523	$97,461	$1,167,819	$190,879
Xianning Xiangtian	36,164	17,428	1,399,376	18,362
Jingshan Sanhe	1,641,188	-	4,613,712	-
Xiangtian Zhongdian	66,204	-	2,101,364	-
Hubei Jinli	604,710	-	2,640,814	-
Xiangtian Trade	6,493	-	11,831	-
Wine Co.	1,248,592	-	1,608,653	-
Herbal Wine Co.	36,667	-	122,632	-
Consolidated gross profit	$3,648,541	$114,889	$13,666,201	$209,241

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Income (loss) from operations:
Sanhe Xiangtian	$(195,549)	$(445,705)	$644,287	$(1,474,153)
Xianning Xiangtian	(239,339)	(236,548)	347,781	(725,388)
Jingshan Sanhe	1,016,267	-	3,597,164	-
Xiangtian Zhongdian	(58,945)	-	1,216,867	-
Hubei Jinli	252,333	-	1,436,349	-
Tianjin Jiabaili	(93,343)	-	(391,034)	-
Xiangtian Trade	(36,190)	-	(31,797)	-
Wine Co.	1,135,425	-	1,436,229	-
Herbal Wine Co.	9,070	-	75,173	-
All four holding entities	(472,144)	-	(1,575,108)	-
Consolidated income (loss) from operations	$1,317,585	$(682,253)	$6,755,911	$(2,199,541)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Net income (loss) attributable to controlling interest:
Sanhe Xiangtian	$(106,989)	$(302,204)	$636,226	$(825,031)
Xianning Xiangtian	(747,036)	(219,317)	(725,477)	(708,081)
Jingshan Sanhe	728,696	(16,598)	2,568,585	(16,598)
Xiangtian Zhongdian	(42,897)	(7,564)	628,884	(7,564)
Hubei Jinli	172,852	-	1,042,435	-
Tianjin Jiabaili	(93,193)	-	(392,384)	-
Xiangtian Trade	(34,932)	-	(31,668)	-
Wine Co.	759,374	-	953,669	-
Herbal Wine Co.	(74,284)	-	(24,853)	-
All four holding entities	(469,803)	(136,074)	(1,570,363)	(649,008)
Consolidated net income (loss) attributable to controlling interest	$91,788	$(681,757)	$3,085,054	$(2,206,282)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Depreciation and amortization expenses:
Sanhe Xiangtian	$47,244	$69,713	$134,666	$196,705
Xianning Xiangtian	172	51,699	366	120,588
Jingshan Sanhe	26,786	-	50,010	-
Xiangtian Zhongdian	23,960	-	169,117	-
Hubei Jinli	230,928	-	744,665	-
Tianjin Jiabaili	48,322	-	153,843	-
Xiangtian Trade	302		302
Wine Co.	81,248	-	132,904	-
Herbal Wine Co.	15,358	-	25,476	-
Consolidated depreciation and amortization expenses	$474,320	$121,412	$1,411,349	$317,293

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Interest expense:
Sanhe Xiangtian	$41	$-	$5,875	$-
Xianning Xiangtian	131,847	-	715,341	-
Hubei Jinli	38,957	-	153,210	-
Consolidated interest expense	$170,845	$-	$874,426	$-

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Capital expenditures:
Sanhe Xiangtian	$59,892	$-	$106,941	$-
Xianning Xiangtian	3,268	-	5,103	-
Jingshan Sanhe	1,086,843	37,055	1,977,419	37,055
Xiangtian Zhongdian	58	61,587	8,153	61,587
Hubei Jinli	72,699	-	456,980	-
Tianjin Jiabaili	16,496	-	35,151	-
Wine Co.	159,302	-	232,948	-
All four holding entities	18,500	-	18,500	-
Consolidated capital expenditures	$1,417,058	$98,642	$2,841,195	$98,642

Total assets of each division as of April 30, 2019 and July 31, 2018 consisted of the following:

	April 30, 2019	July 31, 2018
Total assets:
Sanhe Xiangtian	$7,261,061	$11,355,619
Xianning Xiangtian	16,382,707	4,689,100
Jingshan Sanhe	5,474,546	3,513,449
Xiangtian Zhongdian	7,079,587	12,620,210
Hubei Jinli	21,910,876	22,489,702
Tianjin Jiabaili	1,388,602	4,111,706
Xiangtian Trade	482,479	-
Wine Co.	9,530,931	-
Herbal Wine Co.	2,534,400	-
All four holding entities	724,083	248,164
Consolidated assets	$72,769,272	$59,027,950

Note 20 – Subsequent event

On May 24, 2019, the Company’s board of directors discussed the plan to sell the Wine Co. and Herbal Wine Co. However, no action has been taken in connection with such plan as of the date of this report.

On June 3, 2019, the Company’s board of directors approved the transfer of 3% equity interest of Xianning Xiangtian held by Zhou Deng Rong, the Company’s former Chief Executive Officer and director, to Fei Wang, an employee of Xianning Xiangtain. As a result of the transfer, Xianning Xiangtian and its shareholders, Zhou Jian and Fei Wang, executed a new set of equity pledge agreement, exclusive option agreement and power of attorney on June 10, 2019 and all the terms remained substantially the same as the New VIE Agreements discussed in Note 2 - Variable interest entities.

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

In September and October 2018, January 2019 and March 2019, Mr. Jian Zhou, the Company’s Chairman and principal shareholder as well as a shareholder of Xianning Xiangtian, and Zhou Deng Rong, the Company’s former Chief Executive Officer and director, injected an aggregate of Renminbi (“RMB”) 209,260,000 (approximately $30.8 million) as capital contribution to Xianning Xiangtian.

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

However, in order to focus on the Company’s core businesses, our board of directors is considering the spinoff of the two wine companies.

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

Seasonality

Our financial results for quarters ended January 31 and April 30 in each year might fluctuate, depending upon the date of the Chinese New Year in the period of which it will fall into as the Chinese New Year normally would fall in between January and February. Immediately before the Chinese New Year, our operating results and revenues tend to be higher as our customer might push us to deliver our products before the Chinese New Year holiday and our operating results and revenues tend to be lower during the month after the Chinese New Year.

In addition, our operating results and revenues in our heat pump product line tend to be higher during the fall and winter seasons and lower during the spring and summer seasons.

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

In addition, we are subject to a variety of licenses and permits, laws and regulations related to the wine and herbal wine operations.

●	Food Business License, according to Food Management License Management Measures (2015), within the territory of the People’s Republic of China, anyone who engages in food sales and catering services shall obtain a food business license in accordance with the law. Where engaging in food business activities without obtaining food business license, the local food and drug supervision and administration department may impose punishment in accordance with the provisions of Article 122 of the Food Safety Law of the People’s Republic of China.

●	Food Production License, according to Food Production License Management Measures (2015), within the territory of the People’s Republic of China, food production activities shall be subject to food production license in accordance with the law. Where engaging in food production activities without obtaining food production license, the local food and drug supervision and administration department may impose punishment in accordance with the provisions of Article 122 of the Food Safety Law of the People’s Republic of China.

●	Pharmaceutical Manufacturing Permit, a pharmaceutical manufacturer must obtain a pharmaceutical manufacturing permit from the relevant provincial branch of China Food and Drug Administration (“CFDA”).

●	Good Manufacturing Practice (“GMP”) Certificate. A pharmaceutical manufacturer must meet the GMP standards for each of its production facilities in China in respect of each form of pharmaceutical product it produces. GMP standards include staff qualifications, production premises and facilities, equipment, raw materials, environmental hygiene, production management, quality control and customer complaint administration. If a manufacturer meets the GMP standards, the CFDA will issue to the manufacturer a GMP certificate with a five-year validity period.

●	Product Quality Law and related technical guidelines. Pursuant to the Product Quality Law of China promulgated by the National People’s Congress Standing Committee in 1993 and amended in 2000 and 2009 respectively, a seller must establish and practice a check-for-acceptance system for replenishment of such seller’s inventory, and examine the quality certificates and other marks and must also adopt measures to keep the products for sale in good quality. Pursuant to the Product Quality Law of China, where a defective product causes physical injury to a person or damage to such person’s property, the victim may claim for damages against the manufacturer or the seller of the product. If the seller pays the damages and it is the manufacturer that should bear the liability, the seller has a right of recourse against the manufacturer. Similarly, if the manufacturer pays damages and it is the seller that should bear the liability, the manufacturer has a right of recourse against the seller. Violations of the Product Quality Law of China could result in various penalties, including the imposition of fines, suspension of business operations, revocation of business licenses and criminal liabilities.

●	Tort Liability Law. Pursuant to the Tort Liability Law of China, which was promulgated by the National People’s Congress Standing Committee on December 30, 2009 and became effective on July 1, 2010, producers are liable for damages caused by defects in their products and sellers are liable for damages attributable to their fault. If the defects are caused by the fault of third parties such as the transporter or storekeeper, producers and sellers have the right to claim for compensation from these third parties after paying for the damages. The producers and sellers are obligated to take remedial measures such as issuing warnings or recalling the products in a timely manner if defects are found in products that are in circulation. If a party knowingly manufactured and sold defective products that cause death or severe personal injuries, the injured person has the right to claim punitive damages.

●	Drug Administration Law and Advertising law. Herbal wine is considered as a type of drug. Drug advertisements shall be approved by the drug regulatory department before it is published and a drug advertisement approval number would be issued. The drug advertisement shall not be released if the approval number is not obtained. Besides, advertising for non-pharmaceutical products may not be publicized with therapeutic effects.

Results of Operations

The Three Months Ended April 30, 2019 Compared to the Three Months Ended April 30, 2018

	For the Three Months Ended April 30, 2019	For the Three Months Ended April 30, 2018	Change	Change (%)

Revenue	$8,427,067	$423,644	$8,003,423	1,889.2%
Cost of revenue	4,778,526	308,755	4,469,771	1,447.7%
Gross profit	3,648,541	114,889	3,533,652	3,075.7%
Operating expenses	2,330,956	797,142	1,533,814	192.4%
Income (loss) from operations	1,317,585	(682,253)	1,999,838	293.1%
Other (expenses) income, net	(581,832)	1,482	(583,314)	(39,359.9)%
Income (loss) before income taxes	735,753	(680,771)	1,416,524	208.1%
Income tax expense	(586,228)	(4,347)	581,881	13,385.8%
Net income (loss)	149,525	(685,118)	834,643	121.8%
Less: Net income (loss) attributable to non-controlling interest	57,737	(3,361)	61,098	1,817.9%
Net income (loss) attributable to common stockholders	91,788	(681,757)	773,545	113.5%
Net income (loss) per share attributable to common stockholders
Basic and diluted earnings per share	$0.00	$(0.00)	$-	-

Revenue

Our revenue consisted of the sales of PV panels and others, air compression equipment and other components, heat pump products, high-grade synthetic fuel products, hydraulic parts and electronic components, wine and herbal wine for the three months ended April 30, 2019.

Total revenues increased by $8,003,423 or 1,889.2%, to $8,427,067 for the three months ended April 30, 2019 as compared to $423,644 for the three months ended April 30, 2018. The overall increase was primarily attributable to the increase of revenue generated from sales of PV panels and other products, heat pumps, high-grade synthetic fuel, hydraulic parts and electronic components, and the sales generated from the recently acquired wine and herbal wine businesses.

Our revenue from our revenue categories is summarized as follows:

	For the Three Months Ended April 30, 2019	For the Three Months Ended April 30, 2018	Change	Change (%)

Revenue
Installation of power generation systems	$-	$78,701	$(78,701)	(100.0)%
PV panels and others	849,720	344,943	504,777	146.3%
Heat pumps	417,146	-	417,146	100.0%
High-grade synthetic fuel	4,585,464	-	4,585,464	100.0%
Hydraulic parts and electronic components	1,137,823	-	1,137,823	100.0%
Wine and herbal wine	1,436,914	-	1,436,914	100.0%
Total revenue	$8,427,067	$423,644	$8,003,423	1,889.2%

Installation of power generation systems revenue decreased by $78,701 or 100.0% from $78,701 for the three months ended April 30, 2018 to $0 for the three months ended April 30, 2019 because we did not have any new installation projects. We will keep searching for large installation projects to increase our revenue. Sales of PV panels and others increased by $504,777 or 146.3% from $344,943 for the three months ended April 30, 2018 to $849,720 for the same period in 2019. The increase in sales of PV panels and others was mainly attributable to Xiangtian Zhongdian, established in March 2018, which is in the business of manufacturing and sales of PV panels. Sales of heat pumps increased by $417,146 or 100.0% for the three months ended April 30, 2019 as compared to the same period in 2018. Heat pumps are parts of the installation of power generation systems, which were not sold separately during the three months ended April 30, 2018 while we sold them as separate components as a result of our marketing efforts during the three months ended April 30, 2019, which resulted in the increase of sales revenues.

Sales of high-grade synthetic fuel increased by $4,585,464 or 100.0% for the three months ended April 30, 2019 as compared to the same period in 2018 was mainly due to our establishment of Jingshan Sanhe in April 2018 which is engaged in the business of researching, manufacturing and sales of high-grade synthetic fuel products. We expect our sales of high-grade synthetic fuel to continue to increase significantly as we expand our product offering to include synthetic fuel for diesel vehicles, which has already passed the testing production.

Sales of hydraulic parts and electronic components increased by $1,137,823 or 100.0% for the three months ended April 30, 2019 as compared to the same period in 2018 due to our acquisition of Hubei Jinli in June 2018 which is engaged in the business of manufacturing and sales of hydraulic parts and electronic components.

Sales of wine and herbal wine increased by $1,436,914 or 100.0% for the three months ended April 30, 2019 as compared to the same period in 2018 due to our acquisition of Wine Co. and Herbal Wine Co. in December 2018.

Cost of Revenue

Total cost of revenue increased by $4,469,771, or 1,447.7%, to $4,778,526 for the three months ended April 30, 2019 as compared to $308,755 for the same period in 2018. The increase in cost of revenue was in line with the increase of revenue.

Our cost of revenue from our revenue categories is summarized as follows:

	For the Three Months Ended April 30, 2019	For the Three Months Ended April 30, 2018	Change	Change (%)

Cost of revenue
Installation of power generation systems	$-	$59,019	$(59,019)	(100.0)%
PV panels and others	781,943	249,736	532,207	213.1%
Heat pumps	373,066	-	373,066	100.0%
High-grade synthetic fuel	2,938,749	-	2,938,749	100.0%
Hydraulic parts and electronic components	533,113	-	533,113	100.0%
Wine and herbal wine	151,655	-	151,655	100.0%
Total cost of revenue	$4,778,526	$308,755	$4,469,771	1,447.7%

Gross Profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Three Months Ended April 30, 2019	For the Three Months Ended April 30, 2018	Change	Change (%)

Installation of power generation systems
Gross profit	$-	$19,682	$(19,682)	(100)%
Gross margin	-%	25.0%	(25.0)%

PV panels and others
Gross profit	$67,777	$95,207	$(27,430)	(28.8)%
Gross margin	8.0%	27.6%	(19.6)%

Heat pumps
Gross profit	$44,080	$-	$44,080	100.0%
Gross margin	10.6%	-%	10.6%

High-grade synthetic fuel
Gross profit	$1,646,715	$-	$1,646,715	100.0%
Gross margin	35.9%	-%	35.9%

Hydraulic parts and electronic components
Gross profit	$604,710	$-	$604,710	100.0%
Gross margin	53.1%	-%	53.1%

Wine and herbal wine
Gross profit	$1,285,259	$-	$1,285,259	100.0%
Gross margin	89.4%	-%	89.4%

Total
Gross profit	$3,648,541	$114,889	$3,533,652	3,075.7%
Gross margin	43.3%	27.1%	16.2%

Our gross profit increased by $3,533,652, or 3,075.7%, to $3,648,541 during the three months ended April 30, 2019 from $114,889 for the same period in 2018. The increase in gross profit was primarily due to the significant increase in revenues contributed by Jingshan Sanhe, established in April 2018, Hubei Jinli, acquired in June 2018, and Wine Co. and Herbal Wine Co., acquired in December 2018.

For the three months ended April 30, 2019 and 2018, our overall gross profit percentage was 43.3% and 27.1%, respectively. The increase in gross profit percentage was primarily due to the increase in sales of our high-grade synthetic fuel products, hydraulic parts and electronic components, and wine and herbal wine which generally have a higher gross profit percentage.

Gross profit percentage for our installation of power generation systems revenue was 0% and 25.0% for the three months ended April 30, 2019 and 2018, respectively. The decrease in gross profit percentage is consistent with the decrease in sales as we did not have any new projects for the three months ended April 30, 2019.

Gross profit percentage for PV panels and others revenue was 8.0% and 27.6% for the three months ended April 30, 2019 and 2018, respectively. The decrease of gross profit percentage was due to the increase in sales volume as we expanded our business by lowering price to attract more sales volume, which results in lower gross profit percentage in the current period.

Operating Expenses

Total operating expenses increased by $1,533,814 or 192.4% from $797,142 during the three months ended April 30, 2018 to $2,330,956 during the same period in 2019. The increase in operating expenses was mainly attributable to the increase in selling expenses of $243,325, the increase in general and administrative (“G&A”) expenses of $1,467,671 and changes in estimated contingent liabilities of $177,182.

The increase in selling expenses of $243,325 was mainly attributable to the increase in shipping costs of $238,079. The increase in shipping costs were mainly attributable to the added operations from Xiangtian Zhongdian, established in March 2018, Jingshan Sanhe, established in April 2018, and Hubei Jinli, acquired in June 2018.

The increase in G&A expenses of $1,467,671 was mainly attributable to the increase in salaries, social insurance expenses and benefits of $414,130, the increase in depreciation and amortization expense of $122,360, the increase in vehicle repair and maintenance expenses of $71,900, the increase in research and development of $70,638, the increase in rent of $197,301 and the increase in professional fee including legal fees, audit fees and consulting fees, of $58,683. The above increases were mainly attributable to the added operations from Xiangtian Zhongdian, established in March 2018, Jingshan Sanhe, established in April 2018, Hubei Jinli, acquired in June 2018, Tianjin Jiabaili acquired in June 2018, and Wine Co. and Herbal Wine Co., acquired in December 2018.

Other (Expenses) Income, Net

Total other expenses increased by $583,314 or 39,359.9% from other income of $1,482 during the three months ended April 30, 2018 to other expenses of $581,832 during the same period in 2019. The increase in total other expenses was mainly attributable to the increase in interest expense and financial expense. We obtained third party loans in 2018 to pay for the initial payments in relation to the acquisition of Hubei Jinli and Tianjin Jiabaili in June 2018. As a result, we incurred approximately $41,000 interest expense for the three months ended April 30, 2019 as compared to $0 for the same period in 2018. Furthermore, the acquisition of Hubei Jinli also includes three installment payments each due on June 20 of 2019, 2020 and 2021, respectively, which resulted in amortization of debt discount of our investment payable of approximately $130,000 for the three months ended April 30, 2019 as compared to $0 for the same period in 2018. Furthermore, we made the payment for acquisition of Hubei Jinli prior to the original due date. As a result, we recognized a one-time finance expenses of approximately $0.4 million at the time for which the discount portion of the payment for the original due date were prepaid for the three months ended April 30, 2019 as compared to $0 for the same period in 2018.

Income Tax Expense

Our income tax expense was $586,228 and $4,347 for the three months ended April 30, 2019 and 2018, respectively. Our income tax expense was incurred by our profitable VIEs and controlled entities in both periods and we have provided 100% allowance on net operating losses for our VIEs and controlled entities which incurred losses.

Net Income (Loss)

Our net income increased by $834,643, or 121.8%, to net income of $149,525 for the three months ended April 30, 2019, from a net loss of $685,118 for the same period in 2018. Such change was the result of the combination of the changes discussed above.

The Nine Months Ended April 30, 2019 Compared to the Nine Months Ended April 30, 2018

	For the Nine Months Ended April 30, 2019	For the Nine Months Ended April 30, 2018	Change	Change (%)

Revenue	$50,328,996	$1,011,081	$49,317,915	4,877.7%
Cost of revenue	36,662,795	801,840	35,860,955	4,472.3%
Gross profit	13,666,201	209,241	13,456,960	6,431.3%
Operating expenses	6,910,290	2,408,782	4,501,508	186.9%
Income (loss) from operations	6,755,911	(2,199,541)	8,955,452	407.2%
Other expenses, net	(1,135,987)	(1,912)	1,134,075	59,313.5%
Income (loss) before income taxes	5,619,924	(2,201,453)	7,821,377	355.3%
Income tax expense	(2,162,146)	(8,190)	2,153,956	26,299.8%
Net income (loss)	3,457,778	(2,209,643)	5,667,421	256.5%
Less: Net income (loss) attributable to non-controlling interest	372,724	(3,361)	376,085	11,189.7%
Net income (loss) attributable to common stockholders	3,085,054	(2,206,282)	5,291,336	239.8%
Net income (loss) per share attributable to common stockholders
Basic and diluted earnings per share	$0.01	$(0.00)	$0.01	100.0%

Revenue

Our revenue consisted of fees from installment of power generation systems and the sales of PV panels and others, air compression equipment and other components, heat pump products, high-grade synthetic fuel products, and hydraulic parts and electronic components, wine and herbal wine for the nine months ended April 30, 2019.

Total revenues increased by $49,317,915, or 4,877.7%, to $50,328,996 for the nine months ended April 30, 2019 as compared to $1,011,081 for the nine months ended April 30, 2018. The overall increase was primarily attributable to the increase of revenue generated from sales of PV panels and other products, air compression equipment and other components, heat pumps, high-grade synthetic fuel, hydraulic parts and electronic components, and wine and herbal wine.

Our revenue from our revenue categories is summarized as follows:

	For the Nine Months Ended April 30, 2019	For the Nine Months Ended April 30, 2018	Change	Change (%)

Revenue
Installation of power generation systems	$392,267	$184,677	$207,590	112.4%
PV panels and others	21,259,433	826,404	20,433,029	2,472.5%
Air compression equipment and other components	1,391,714	-	1,391,714	100.0%
Heat pumps	7,999,582	-	7,999,582	100.0%
High-grade synthetic fuel	12,865,526	-	12,865,526	100.0%
Hydraulic parts and electronic components	4,482,117	-	4,482,117	100.0%
Wine and herbal wine	1,938,357	-	1,938,357	100.0%
Total revenue	$50,328,996	$1,011,081	$49,317,915	4,877.7%

Revenue from installation of power generation systems increased by $207,590 or 112.4% from $184,677 for the nine months ended April 30, 2018 to $392,267 for the nine months ended April 30, 2019 due to the increase in installation project size. We only had one major installation project during the nine months ended April 30, 2019 as compared to a few significantly smaller projects during the nine months ended April 30, 2018. We will keep searching for large installation projects to increase our revenue but we may not continue to experience this rate of increase in the future. Sales of PV panels and others increased by $20,433,029 or 2,472.5% from $826,404 for the nine months ended April 30, 2018 to $21,259,433 for the same period in 2019. The increase in sales of PV panels and others was mainly attributable to Xiangtian Zhongdian, established in March 2018, which is in the business of manufacturing and sales of PV panels. Sales of air compression equipment and other components increased by $1,391,714 or 100.0% and the sales of heat pumps increased by $7,999,582 or 100.0% for the nine months ended April 30, 2019 as compared to the same period in 2018. Air compression equipment and other components and heat pumps are parts of the installation of power generation systems, which were not sold separately during the nine months ended April 30, 2018 while we sold them as separate components as a result of our marketing efforts during the nine months ended April 30, 2019, which resulted in the increase of sales revenues.

Sales of high-grade synthetic fuel increased by $12,865,526 or 100.0% for the nine months ended April 30, 2019 as compared to the same period in 2018 was mainly due to our establishment of Jingshan Sanhe in April 2018 which is engaged in the business of researching, manufacturing and sales of high-grade synthetic fuel products. We expect our sales of high-grade synthetic fuel will continue to increase significantly as we expand our product offering to include synthetic fuel for diesel vehicles, which has already passed the testing production.

Sales of hydraulic parts and electronic components increased by $4,482,117 or 100.0% for the nine months ended April 30, 2019 as compared to the same period in 2018 due to our acquisition of Hubei Jinli in June 2018 which is engaged in the business of manufacturing and sales of hydraulic parts and electronic components.

Sales of wine and herbal wine increased by $1,938,357 or 100.0% for the nine months ended April 30, 2019 as compared to the same period in 2018 due to our acquisition of Wine Co. and Herbal Wine Co. in December 2018.

Cost of Revenue

Total cost of revenue increased by $35,860,955, or 4,472.3%, to $36,662,795 for the nine months ended April 30, 2019 as compared to $801,840 for the same period in 2018. The increase in cost of revenue was in line with the increase of revenue.

Our cost of revenue from our revenue categories is summarized as follows:

	For the Nine Months Ended April 30, 2019	For the Nine Months Ended April 30, 2018	Change	Change (%)

Cost of revenue
Installation of power generation systems	$360,264	$150,124	$210,140	140.0%
PV panels and others	19,123,888	651,716	18,472,172	2,834.4%
Air compression equipment and other components	911,679	-	911,679	100.0%
Heat pumps	6,575,806	-	6,575,806	100.0%
High-grade synthetic fuel	7,642,784	-	7,642,784	100.0%
Hydraulic parts and electronic components	1,841,303	-	1,841,303	100.0%
Wine and herbal wine	207,071	-	207,071	100.0%
Total cost of revenue	$36,662,795	$801,840	$35,860,955	4,472.3%

Gross Profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Nine Months Ended April 30, 2019	For the Nine Months Ended April 30, 2018	Change	Change (%)

Installation of power generation systems
Gross profit	$32,003	$34,553	$(2,550)	(7.4)%
Gross margin	8.2%	18.7%	(10.5)%

PV panels and others
Gross profit	$2,135,545	$174,688	$1,960,857	1,122.5%
Gross margin	10.0%	21.1%	(11.1)%

Air compression equipment and other components
Gross profit	$480,035	$-	$480,035	100.0%
Gross margin	34.5%	-%	34.5%

Heat pumps
Gross profit	$1,423,776	$-	$1,423,776	100.0%
Gross margin	17.8%	-%	17.8%

High-grade synthetic fuel
Gross profit	$5,222,742	$-	$5,222,742	100.0%
Gross margin	40.6%	-%	40.6%

Hydraulic parts and electronic components
Gross profit	$2,640,814	$-	$2,640,814	100.0%
Gross margin	58.9%	-%	58.9%

Wine and herbal wine
Gross profit	$1,731,286	$-	$1,731,286	100.0%
Gross margin	89.3%	-%	89.3%

Total
Gross profit	$13,666,201	$209,241	$13,456,960	6,431.3%
Gross margin	27.2%	20.7%	6.5%

Our gross profit increased by $13,456,960, or 6,431.3%, to $13,666,201 during the nine months ended April 30, 2019 from $209,241 for the same period in 2018. The increase in gross profit was primarily due to the significant increase in revenues contributed by Xiangtian Zhongdian, established in March 2018, Jingshan Sanhe, established in April 2018, and Hubei Jinli, acquired in June 2018, Wine Co. and Herbal Wine Co., acquired in December 2018.

For the nine months ended April 30, 2019 and 2018, our overall gross profit percentage was 27.2% and 20.7%, respectively. The increase in gross profit percentage was primarily due to the increase in sales of our air compression equipment and other components, high-grade synthetic fuel products, hydraulic parts and electronic components and wine and herbal wine, which generally have a higher gross profit percentage.

Gross profit percentage for our installation of power generation systems revenue was 8.2% and 18.7% for the nine months ended April 30, 2019 and 2018, respectively. The decrease in gross profit percentage is due to the increase in installation of power generation systems revenue offset by a higher percentage increase in cost as we allocated more resources to complete the installation project and spent more on overhead during the nine months ended April 30, 2019.

Gross profit percentage for PV panels and others revenue was 10.0% and 21.1% for the nine months ended April 30, 2019 and 2018, respectively. The decrease of gross profit percentage was due to the increase in sales volume as we expanded our business by lowing selling price to attract more sales, which result in lower gross profit percentage in the current year.

Operating Expenses

Total operating expenses increased by $4,501,508 or 186.9% from $2,408,782 during the nine months ended April 30, 2018 to $6,910,290 during the same period in 2019. The increase in operating expenses was mainly attributable to the increase in selling expenses of $984,320 and the increase in general and administrative expenses of $3,538,626 for the nine months ended April 30, 2019 as compared to the same period in 2018.

The increase in selling expenses of $984,320 was mainly attributable to the increase in salaries of $175,604, and the increase in commission of $478,214 due to the increased number of sales representatives and the increase in shipping expense of $295,305. The above increases were mainly attributable to the added operations from Xiangtian Zhongdian, established in March 2018, Jingshan Sanhe, established in April 2018, and Hubei Jinli, acquired in June 2018.

The increase in general and administrative expenses of $3,538,626 was mainly attributable to the increase in salaries, social insurance expenses, benefits, and travel expenses of $780,195, the increase in meals and entertainment of $124,664, the increase in depreciation and amortization expense of $352,458, the increase in rent expense of $384,016, the increase in vehicle repair and maintenance expenses of $127,155, the increase in research and development expense of $149,581 and the increase in professional fees including legal fees, audit fees and consulting fees of $877,506. The above increases were mainly attributable to the added operations from Xiangtian Zhongdian, established in March 2018, Jingshan Sanhe, established in April 2018, Hubei Jinli, acquired in June 2018 and Tianjin Jiabaili acquired in June 2018, and Wine Co. and Herbal Wine Co., acquired in December 2018.

Other Expenses, Net

Total other expenses increased by $1,134,075 or 59,313.5% from $1,912 during the nine months ended April 30, 2018 to $1,135,987 during the nine months ended April 30, 2019. The increase in total other expenses was mainly attributable to the increase in interest expense as a result of the third party loans that we obtained in 2018 to pay for the initial payments in relation to the acquisition of Hubei Jinli and Tianjin Jiabaili in June 2018. In addition, Hubei Jinli has existing bank loans prior to our acquisition. We also obtained a new related party loan in January 2019 for the payments in relation to the acquisition of Wine Co. and Herbal Wine Co. As a result, we incurred approximately $496,000 interest expense for the nine months ended April 30, 2019 as compared to $0 for the same period in 2018. Furthermore, the acquisition of Hubei Jinli also includes three installment payments each due on June 20 of 2019, 2020 and 2021, respectively, which resulted in amortization of debt discount of our investment payable of approximately $379,000 for the nine months ended April 30, 2019 as compared to $0 for the same period in 2018. Furthermore, we made the payment for acquisition of Hubei Jinli prior to the original due date, as a result, we recognized a one-time finance expenses of approximately $0.4 million at the time for which the discount portion of the payment for the original due date were prepaid for the nine months ended April 30, 2019 as compared to $0 for the same period in 2018.

Income Tax Expense

Our current income tax expense was $2,162,146 and $8,190 for the nine months ended April 30, 2019 and 2018, respectively. Our income tax expense was incurred by our profitable VIEs and controlled entities in both periods and we have provided 100% allowance on net operating losses for our VIEs and controlled entities which incurred losses.

Net Income (Loss)

Our net income increased by $5,667,421, or 256.5%, to net income of $3,457,778 for the nine months ended April 30, 2019, from a net loss of $2,209,643 for the same period in 2018. Such change was the result of the combination of the changes discussed above.

Liquidity and Capital Resources

Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Debt financing in the form of loans including related party loans have been utilized to finance our working capital requirements. As of April 30, 2019, the Company’s working capital was approximately $2.6 million and the Company had cash and restricted cash of approximately $14.6 million. Although we believe that we can realize our current assets in the normal course of business, our ability to repay our current obligations will depend on the future realization of our current assets and the future operating revenues generated from our operations.

We expect to realize the balance of our current assets within the normal operating cycle of a twelve month period. If we are unable to realize our current assets within the normal operating cycle of a twelve month period, we plan to supplement our available sources of funds through the following sources:

●	we will continuously seek equity financing (including a proposed underwritten public offering pursuant to a registration statement on Form S-1 on February 1, 2019) to support its working capital;

●	other available sources of financing from PRC banks and other financial institutions;

●	financial support and credit guarantee commitments from the Company’s related parties.

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

The following summarizes the key components of our cash flows for the nine months ended April 30, 2019 and 2018.

	For the Nine Months Ended April 30,
	2019	2018
Net cash provided by (used in) operating activities	$5,400,802	$(2,527,012)
Net cash used in investing activities	(10,856,871)	(572,389)
Net cash provided by financing activities	5,857,585	4,482,425
Effect of exchange rate change on cash	20,799	505,475
Net change in cash	$422,315	$1,769,800

As of April 30, 2019 and July 31, 2018, we had a cash and restricted cash balance of $14,668,098 and $14,245,783, respectively.

Operating Activities

Net cash provided by operating activities was approximately $5.4 million for the nine months ended April 30, 2019 as compared to net cash used in operating activities of approximately $2.5 million for the same period in 2018.

Net cash provided by operating activities for the nine months ended April 30, 2019 was mainly comprised of net income of approximately $3.5 million, depreciation and amortization expense of approximately $1.4 million, changes in costs and estimated earnings in excess of billings of approximately $2.9 million, the increase of advance from customers of approximately $8.0 million as we have received significant sales orders for our high-grade synthetic fuel products which require customer deposits. The net cash provided by operating activities was partially offset by the increase in inventories of approximately $1.8 million, the increase in advances to suppliers of approximately $2.6 million as we prepaid for more purchase in anticipation of productions, the decrease in accounts payable of approximately $1.5 million and the decrease in other payables and accrued liabilities of approximately $5.4 million.

Net cash used in operating activities for the nine months ended April 30, 2018 was mainly comprised of net loss of approximately $2.2 million, the decrease in accounts payable of approximately $1.2 million, the increase in inventories of approximately $0.8 million, the increase in advance to suppliers of approximately $1.4 million, the increase in other receivables of approximately $0.9 million offset by the collection of accounts receivable of approximately $1.3 million and the increase of advance from customers of approximately $2.4 million.

Investing Activities

Net cash used in investing activities was approximately $10.9 million for the nine months ended April 30, 2019 as compared to net cash used in investing activities of approximately $0.6 million for the same period in 2018.

Net cash used in investing activities for the nine months ended April 30, 2019 was mainly comprised of the partial investment payments of approximately $9.4 million that we made in relation to the acquisition of Hubei Jinli and Tianjin Jiabaili, the purchase of property and equipment of approximately $2.8 million for our business expansion, and the purchase of short-term investment of approximately $0.5 million offset by the collection of loan receivable of approximately $1.8 million.

Net cash used in investing activities for the nine months ended April 30, 2018 was comprised of the purchase of property and equipment of approximately $99,000 and the deposit made to investment of approximately $0.5 million.

Financing Activities

Net cash provided financing activities was approximately $5.9 million for the nine months ended April 30, 2019 as compared to net cash provided by financing activities of approximately $4.5 million for the same period in 2018.

Net cash provided by financing activities for the nine months ended April 30, 2019 was comprised of capital contribution from shareholders of approximately $30.8 million and proceeds from related party loans of approximately $15.2 million partially offset by the payments of short-term bank loan and related party loans of approximately $3.1 million and $35.4 million, respectively and the repayments to related parties of approximately $2.0 million.

Net cash provided by financing activities for the nine months ended April 30, 2018 was comprised of the borrowings from related parties of approximately $1.8 million, the proceeds from related party loans of approximately $0.5 million and the proceeds from note payable of approximately $2.2 million.

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

Contractual Obligations

As of April 30, 2019, the future minimum payments under certain of our contractual obligations were as follows:

		Payments Due In
Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Operating leases obligations	$3,466,548	$1,171,457	$1,846,118	$447,971	$1,002
Long-term debt obligations*	878,981	462,502	416,479	-	-
Loans obligations	742,413	742,413	-	-	-
Due to related parties and third party	6,631,575	6,631,575	-	-	-
Total	$11,719,517	$9,007,947	$2,262,597	$447,971	$1,002

*	Represent future value of acquisition payments in relation to our acquisitions of Hubei Jinli, Tianjin Jiabaili, Wine Co. and Herbal Wine Co.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2019.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures and concluded that our disclosure controls and procedures as of April 30, 2019 were not effective.

Management’s assessment identified the following material weaknesses in our internal control over financial reporting:

●	Ineffective control environment. We did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, we (i) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (ii) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience; (iii) did not establish the authorization approval matrix; and (iv) did not implement a budget system, which makes management and other personnel unable to carry out their internal control responsibilities including the lack of budget-to-actual analyses, balance sheet variation analysis, pro forma financial statements, and the usage of key spreadsheets for monitoring.

●

Ineffective controls over our financial statement close and reporting process. We did not maintain effective controls over our financial statement close and reporting process. Specifically, we did not have effective controls over the completeness, existence and accuracy of related party disclosures.

●	Inadequate controls over production plan. Our manufacturing department did not maintain effective controls over the accuracy of raw materials. The amount of raw materials mentioned in the production plan is inconsistent with the actual amount of raw materials delivered (Jingshan Sanhe).

●	Inadequate controls over information technology. We had inadequate controls over information technology. Specifically, (i) the system permissions on approval process of account opening and ERP system were not one-to-one matched; and (ii) a formal test environment wasn’t established.

Remediation Plans

Our management have taken and are implementing the following measures to address the material weaknesses in internal control over financing reporting, include:

(i)

We are setting up a key monitoring mechanism including independent directors, an audit compliance committee, a risk management committee and a strategic planning committee to oversee and monitor our risk management, business strategies and financial reporting procedure.

a.	We plan to formulate delegation of authorities and job description to clarify authorities and responsibilities of each position.

b.

We are in the process of formalizing policies and controls, such as financial management regulations, budget management system, narrative and risk control management, to enable management and other personnel to understand their internal control responsibilities including budget-to-actual analyses, balance sheet variation analysis, pro forma financial statements, and the usage of key spreadsheets for monitoring.

(ii)	We are in the process of designing employees’ key performance indicators to monitor and assess employees’ performance.

(iii)	We have engaged Ernest & Young (China) Advisory Limited to assist us with our compliance under Section 404 of the Sarbanes-Oxley Act of 2002. Since January 2019, they started to work with us to help us establish and maintain an effective control environment, enhance our process and internal control related to sales, account receivables and inventory and establish comprehensive accounting policies and procedures.

(iv)	We have prepared a list of interest expenses and established a documented process to accrue interest.

(v)	We are in the process of updating the production policy, especially focusing on production plan and usages of raw materials.

(vi)	We have set up a key strategies mechanism including an investment decision committee to oversee business acquisitions and investments. We have established a formal policy and procedures on business acquisitions and investments.

(vii)	We have kept the price comparison records of purchasing battery slices.

(viii)	We have engaged tax consultants to prepare and file our US tax returns since October 2018.

(ix)	We have established formal policy regarding user management and system backup strategy in the information system safety management regulations to regulate approval process of account opening, periodic account review on financial system, access rule of administrator account, operation log review on financial system and password policy.

(x)	We plan to establish a formal test environment and test before system changes come online.

Our management believes that the measures described above and others to be implemented will remediate the material weaknesses identified and will strengthen our internal control over financial reporting. Management is committed to continuous improvement of our internal control processes and will continue to diligently review our financial reporting controls and procedures. The remediation efforts set out above are largely dependent upon our generating more revenue to cover the costs of implementing the changes required.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in the Company’s internal control over financial reporting during the three months period ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On September 23, 2013, the Company issued 60,000,000 shares of restricted common stock at $0.001 per share to Mr. Roy Thomas Phillips, who was then a consultant to the Company and later served as the acting Chief Financial Officer of the Company beginning July 29, 2014, and two other non-related parties obtained a total of 7,000,000 shares of restricted common stock. The shares were issued in contemplation of a secondary offering. The Company takes the position that these shares should be cancelled since no secondary offering was consummated. The Company is taking steps to have these shares canceled. The Company valued the 67,000,000 shares of common stock issued at $67,000 as there was no market for the Company’s common stock and it has limited or no trading; and there is thought to be minimal value in the Company at the time of issuance, therefore the par value is thought to match the assumed market price of the Company’s common stock which is at $0.001 per share. The Company might incur additional expenses to have these shares canceled. On July 24, 2015, 7,000,000 shares issued to two other non-related parties were cancelled. For the three and nine months ended April 30, 2019 and 2018, the dilutive effect of not canceling the 60,000,000 shares is incorporated in the unaudited condensed consolidated financial statements as the Company recorded such shares as issued and outstanding. For the three and nine months ended April 30, 2019 and 2018, not canceling the 60,000,000 shares has an anti-dilutive effect. On January 29, 2019, the Company commenced an action against Global Select Advisors Ltd. (“Global Select”) in the First Judicial District Court of Nevada (the “Court”) to cancel 60 million shares of common stock of the Company that, without proper authorization, were issued to Roy Thomas Phillips, a former consultant and acting Chief Financial Officer of the Company, and subsequently transferred to Global Select.  On February 25, 2019, the Clerk of the Court entered a default against Global Select as a result of Global Select’s failure to respond to the Company’s complaint. The Company filed a motion for default judgment pursuant to which the Company sought an order authorizing the Company to cancel the 60 million shares. The Company’s motion for default judgement was granted and the shares were cancelled in April 2019.

Sanhe Xiangtian is involved in a litigation with Shandong Taidai Photovoltaic Technology Co., Ltd. (“Shandong Taidai”) for contractual dispute. Sanhe Xiangtian filed a complaint on January 24, 2018 with the Sanhe People’s Court and claimed for damages of RMB 1,000,000 (approximately $149,245) caused by Shandong Taidai as it provided the unqualified construction project. On May 22, 2019, a hearing was held by the court and the final judgements will be issued at a later date. The Company does not believe the litigation will have significant impact on their unaudited condensed consolidated financial statements.

Shandong Taidai filed a lawsuit against Sanhe Xiangtian with Dongying City Intermediate People’s Court of Shandong Province on November 29, 2018 regarding the same project and claimed unpaid work of RMB 4,089,150 (approximately $610,284) and liquidated damages of RMB 2,025,139 (approximately $302,242). As of December 19, 2018, Sanhe Xiangtian has submitted an application objecting to the jurisdiction of Dongying City Intermediate People’s Court of but the application was rejected. On January 23, 2019, Sanhe Xiangtian appealed the ruling in the jurisdiction of Dongying City Intermediate People’s Court. Currently, the case is under review by the Dongying City Intermediate People’s Court. The Company does not believe the litigation will have a material impact on its current operations and financial statements.

On March 19, 2019, Wen He Han and Gui Fen Wang, former shareholders of Tianjin Jiabaili (collectively known as the “Plaintiffs”), filed a lawsuit against Xianning Xiangtian in People’s Court of Jizhou District, Tianjin City for a dispute over the equity transfer of Tianjin Jiabaili between Plaintiffs and Xianning Xiangtian. Wen He Han and Gui Fen Wang claimed a damage amounted to RMB 2,000,000 (approximately $0.3 million) for breach of contract and demanded immediate payment on the unpaid equity transfer balance of RMB 1,720,000 (approximately $0.3 million). A hearing was held on April 23, 2019 and the court ruled in favor of the Plaintiffs to freeze Xianning Xiangtian’s assets worth of RMB 3,720,000 (approximately $0.6 million) before a judgement is rendered. As of the date of this report, the freeze order was not executed and the Company has not received the specified list on which assets were being frozen. Management currently cannot estimate the outcome of the litigation.

On April 15, 2019, Xianning Xiangtian filed a lawsuit against Wen He Han and Gui Fen Wang, former shareholders of Tianjin Jiabaili, for the same dispute over equity transfer between Tianjin Jiabaili and Xianning Xiantian on April 15, 2019 with People’s Court of Jizhou District, Tianjin City. Xianning Xiangtian claimed a damage amounted to RMB 2,000,000 (approximately $0.3 million) and demanded immediate refund of RMB 5,080,000 (approximately $0.8 million) plus a 6% annual interest starting from April 15, 2019 due to misrepresentation of the production facility of Tianjin Jiabaili from the former shareholders of Tianjin Jiabiali. A hearing is scheduled on June 11, 2019. Currently, the case is under review by the Dongying City Intermediate People’s Court. Management currently cannot estimate the outcome of the litigation.

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

We have been relying on a limited number of major customers for a significant portion of our revenue and anticipate that such reliance will remain unchanged in the near future. For the three months ended April 30, 2019, one customer accounted for 67.3% of the Company’s total revenues. There can be no assurance that we will maintain or improve the relationships with our major customers, or that we will be able to continue to supply our major customers at current levels or at all. Any failure to pay by these customers could have a material negative effect on our company’s business. In addition, having a relatively small number of customers may cause our semiannual results to be inconsistent, depending upon when these customers pay for outstanding invoices. If we cannot maintain long-term relationships with these major customers, the loss of our sales to them or the cancellation of any business from them could have an adverse effect on our business, financial condition and results of operations.

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

We currently rely on a few key suppliers to provide a significant percentage of components to our products. For the three months ended April 30, 2019, two vendors accounted for 39.3% and 14.5% of our total purchases. An interruption in our business relationship or termination of our relationships with our key suppliers could materially and adversely affect our operations and financial condition and we may not be able to find a substitute in a short period of time, which would have an adverse effect on our results of operations.

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

We are required under PRC laws and regulations to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of our employees up to a maximum amount specified by the local government from time to time at locations where we operate our businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. We have not made adequate employee benefit payments. As of April 30, 2019 and July 31, 2018, the outstanding employee benefits payments due to the local labor bureau were $197,241 and $174,971, respectively. We may be required to make up the contributions for these plans as well as to pay late fees and fines. If we are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 3, 2019, our board of directors approved the transfer of 3% equity interest of Xianning Xiangtian held by Zhou Deng Rong, our former Chief Executive Officer and director, to Fei Wang, an employee of Xianning Xiangtain. As a result of the transfer, Xianning Xiangtian and its shareholders, Zhou Jian and Fei Wang, executed a new set of equity pledge agreement, exclusive option agreement and power of attorney on June 10, 2019 and all the terms remained substantially the same as the New VIE Agreements described in Note 2 - Variable interest entities to the financial statements. Copies of the equity pledge agreement, exclusive option agreement and power of attorney are filed hereto as Exhibits 10.1, 10.2 and 10.3, respectively and are incorporated herein by reference. The foregoing description of such agreements are qualified in their entirety by reference thereto.

Item 6. Exhibits.

Number	Description

10.1*	English Translation of Equity Pledge Agreement, dated as of June 10, 2019, by and among Xiangtian Shenzhen, Zhou Jian, Fei Wang and Xianning Xiangtian
10.2*	English Translation of Exclusive Option Agreement, dated as of June 10, 2019, by and among Xiangtian Shenzhen, Xiangtian HK, Zhou Jian, Fei Wang and Xianning Xiangtian
10.3*	English Translation of Power of Attorney, dated as of June 10, 2019, by Fei Wang
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XT Energy Group, Inc.

Dated: June 17, 2019	By:	/s/ Zhou Deng Hua
Name: Zhou Deng Hua
Title: Chief Executive Officer (Principal Executive Officer)

Dated: June 17, 2019	By:	/s/ Yanhong Xue
Name: Yanhong Xue
Title: Chief Financial Officer (Principal Financial and Accounting Officer)