Form 10-K
period 2019-07-31
XT Energy Group, Inc.
filed 2019-10-15
CIK 1472468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

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

+1 (929) 228-9298

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	XTEG	OTCQB

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTC markets on January 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $770,675,375 based on 167,538,125 shares of common stock at the price of $4.6.

As of October 14, 2019, the registrant had 531,042,000 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

XT Energy Group, Inc.

FORM 10-K

For the Year Ended July 31, 2019

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

In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 30, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

ii

USE OF DEFINED TERMS

Except as otherwise indicated by the context, references in this annual report to:

●	“Company,” “we,” “us” or “our” are references to the combined business of XT Energy Group, Inc. and its direct and indirect subsidiaries, variable interest entity and its subsidiaries.

●	“fiscal year” refers to our fiscal year ending July 31.

●	“U.S. Dollar,” “$” and “US$” means the legal currency of the United States of America.

●	“RMB” means Renminbi, the legal currency of China.

●	“Common Stock” refers to shares of the Company’s common stock, par value $0.001 per share.

●	“China” or the “PRC” are references to the People’s Republic of China.

iii

PART I

ITEM 1. Business

Overview

We are a holding company incorporated in Nevada. Through our subsidiaries and consolidated affiliated entities in China, we are engaged in a variety of renewable energy related businesses, including development of electricity generation systems powered by our proprietary air compression generation technology, installation of photovoltaic solar (PV) panels, production and sales of synthetic fuel and related products, manufacture and sales of hydraulic parts and electronic components.

In December 2018, we acquired 90% of the equity interests in each of Hubei Rongentang Wine Co., Ltd. (“Wine Co.”) and Hubei Rongentang Herbal Wine Co., Ltd. (“Herbal Wine Co.”). Wine Co. is engaged in the business of manufacturing and sales of wine products and Herbal Wine Co. is engaged in the business of manufacturing and sales of herbal wine products. In May 2019, we determined to sell all our ownership interest in Herbal Wine Co. and Wine Co. in the following fiscal year in order to shift our business focus on energy related business.

We operate in a number of facilities in Hubei and Hebei Provinces in China. We sell our products in China mainly through distributors. The table below illustrates the businesses we conduct through our subsidiaries and consolidated affiliated entities:

Subsidiary	Principal Business	Location
Sanhe Xiangtian	Sales of PV panels, air compression equipment and heat pump products and sale and installation of power generation systems and PV systems	Hebei Province
Xiangtian Zhongdian	Manufacture and sales of PV panels	Hubei Province
Jingshan Sanhe	Manufacturing and sales of Synthetic fuel products	Hubei Province
Hubei Jinli	Manufacture and sales of hydraulic parts and electronic components	Hubei Province
Tianjin Jiabaili*	Synthetic fuel production	Tianjin
Xianning Xiangtian	Manufacturing and sales of air compression equipment and heat pump products	Hubei Province
Xiangtian Trade	Sale of general merchandise	Hubei Province
Rongentang Wine**	Wine production	Hubei Province
Rongentang Herbal Wine**	Herbal Wine production	Hubei Province

*	Due to local government regulations, as of the date of this report, Tianjin Jiabaili was not able to engage in synthetic fuel production. Therefore we plan to permanently shut down this facility.

**	To focus on energy related business, Herbal Wine Co. and Wine Co. are currently classified as discontinued operations.

As of the date of this report, we had the following four branded synthetic fuel products: Green Energy No.1, Green Energy No. 2, Green Energy No. 3 and Xiangtian No. 5. Green Energy No.1 and Green Energy No. 2 are two fuel additives we developed and are to be blended into gasoline and diesel, respectively, to generate a fuel that is efficient and can boost the octane number with lower emissions. Green Energy No. 3 is an engine lubricant to reduce friction and wear on moving parts and to clean the engine from sludge. Xiangtian No. 5 is a gas or diesel engine cleaner we developed to clean and lubricate fuel system and stops corrosion, and protect engines of vehicles.

During the years ended July 31, 2019, 2018 and 2017, we generated revenue of $53,126,913, $15,269,788 and $9,521,371, respectively. We had accumulated deficit of $8,292,847 as of July 31, 2019.

Our Business History and Background

We were originally incorporated as Goa Sweet Tours Ltd. in the state of Delaware on September 2, 2008 to provide personalized concierge tour packages to tourists who visit the State of Goa, India.

On May 15, 2012, Luck Sky International Investment Holdings Limited, an entity owned and controlled by Zhou Deng Rong, purchased 90% of our then outstanding shares of common stock from existing stockholders. On May 29, 2012, we changed our name to “Xiangtian (USA) Air Power Co., Ltd.” through our merger with and into a wholly owned subsidiary in Delaware.

Effective October 31, 2016, we were reincorporated in Nevada as a result of our merger with and into our wholly owned Nevada subsidiary.

On November 5, 2018, we changed our corporate name from Xiangtian (USA) Air Power Co., Ltd. to XT Energy Group, Inc. through our wholly owned Nevada subsidiary’s merger with and into us. Following the name change, our trading symbol was changed to “XTEG” on January 11, 2019.

Our principal executive offices are located at No.1, Fuqiao Village, Henggouqiao Town, Xianning, Hubei, China 437012. Our telephone number is +86 (400) 103-7733.

Recent Developments

On October 17, 2018, Xianning Xiangtian entered into a lease agreement with Jiadeli, pursuant to which, Xianning Xiangtian leases the factory including the production and office facilities and equipment. We are using this facility to produce Green Energy No. 2 and Xiangtian No.5. Jiadeli started the production of Xiangtian No.5 in July 2019. We began marketing and selling Xiangtian No.5 in September 2019.

On December 14, 2018, we, through our variable interest entity, Xianning Xiangtian, entered into an equity investment agreement (“Rongentang Agreement”), pursuant to which we acquired 90% of the equity interest in Rongentang. We completed the acquisition of Rongentang on December 21, 2018. Upon closing of this acquisition, Rongentang became 90% owned subsidiaries of Xianning Xiangtian and we are now engaged in the production and sales of compound wine and herbal wine products through Rongentang. In May 2019, we determine to sell all our ownership interest in Herbal Wine Co. and Wine Co. in the following fiscal year in order to shift our business focus on energy related business.

Variable Interest Entity Agreements

On July 25, 2014, Sanhe Xiangtian and Xiangtian Shenzhen and Sanhe Xiangtian’s shareholders entered into certain VIE Agreements pursuant to which Sanhe Xiangtian became Xiangtian Shenzhen’s contractually controlled affiliate. The VIE Agreements provided Xiangtian Shenzhen with all of the management, control and net profits of Sanhe Xiangtian even though Xiangtian Shenzhen did not actually own any of the equity interest in Sanhe Xiangtian. The purpose and effect of the VIE Agreements is to instill in Xiangtian Shenzhen, the Company’s indirect wholly-owned subsidiary, total management and voting control of Sanhe Xiangtian for all material purposes. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government.

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

As a result of these contractual arrangements, we have become the primary beneficiary of Xianning Xiangtian, and we treat Xianning Xiangtian as our variable interest entity under U.S. GAAP. We consolidate the financial results of Xianning Xiangtian in our consolidated financial statements in accordance with U.S. GAAP.  The above reorganization has no effect to the Company’s consolidated financial statements for the current period and thereafter.

The following is a summary of the New VIE Agreements:

Framework Agreement on Business Cooperation

Pursuant to the Framework Agreement on Business Cooperation between Xiangtian Shenzhen and Xianning Xiangtian, the parties agreed to enter into a series of agreements, including Agreement of Exclusive Management, Consulting and Training and Technical Service, Know-How Sub-License Agreement, Equity Pledge Agreement, Exclusive Option Agreement and Power of Attorney. Specifically, Xiangtian Shenzhen will dispatch an operation team to Xianning Xiangtian to assist with Xianning Xiangtian with its planning and managing and regular business operations. The parties agree to share the cooperation profits as set forth in the New VIE Agreements. The term of cooperation is 10 years and may be unilaterally extended by Xiangtian Shenzhen.

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

On June 3, 2019, our board of directors approved the transfer of 3% equity interest of Xianning Xiangtian held by Zhou Deng Rong, our former Chief Executive Officer and director, to Fei Wang, an employee of Xianning Xiangtain. As a result of the transfer, Xianning Xiangtian and its shareholders, Zhou Jian and Fei Wang, executed a new set of equity pledge agreement, exclusive option agreement and power of attorney on June 10, 2019 and all the terms remained substantially the same as the New VIE Agreements described above.

Our Corporate Structure

All of our business operations are conducted through our subsidiaries, controlled affiliate and its subsidiaries. The chart below presents our corporate structure as of the date of this report:

Our Subsidiaries and Consolidated Affiliated Entities

The following is a summary of our material subsidiaries and consolidated affiliated entities:

On June 26, 2013, Luck Sky Holdings Limited was incorporated as a wholly owned subsidiary of the Company under the laws of British Virgin Islands. It has no operations and has been struck off the register of companies.

On September 24, 2013, we acquired 100% of the shares of common stock of Lucksky (Hong Kong) Shares Limited, a Hong Kong corporation, and 100% of the shares of common stock of Sanhe City LuckSky Electrical Engineering Limited Company in exchange for the issuance of our common stock. On the same day, Lucksky (Hong Kong) Shares Limited merged with and into us.

Xiangtian HK is our wholly owned subsidiary and a limited liability company formed in Hong Kong with no business operations.

Xiangtian Shenzhen, a wholly foreign owned enterprise registered under the laws of PRC, is the subsidiary of Xiangtian HK and has no business operations.

Xianning Xiangtian, is our VIE and engaged in the business of manufacture and sale of air compression equipment, heat pumps and related products.

Sanhe Xiangtian, a PRC limited liability company, is the wholly owned subsidiary of Xianning Xiangtian and engaged in the business of sales of air compression equipment and heat pumps, as well as the installation of compressed air energy storage power generation systems utilizing our proprietary compressed air energy storage power generation technology.

Jingshan Sanhe, a PRC limited liability company, is a wholly owned subsidiary of Xianning Xiangtian and mainly produces and sells synthetic fuels and related products.

Tianjin Jiabaili, a PRC limited liability company, is a wholly owned subsidiary of Xianning Xiangtian. Due to government regulations, we plan to permanently shut down this facility.

Xiangtian Trade, a PRC limited liability company, is a wholly owned subsidiary of Xianning Xiangtian and engaged in trading general merchandise.

Hubei Jinli, a PRC limited liability company, is a wholly owned subsidiary of Xianning Xiangtian, and engaged in the manufacture and sale of hydraulic parts and electronic components.

Xiangtian Zhongdian, a PRC limited liability company, is 70% owned by Xianning Xiangtian and engaged in the business of manufacture and sales of PV panels utilizing our proprietary technology to enhance the power production capabilities of the PV panels.

Rongentang Wine, a PRC limited liability company, is 90% owned by Xianning Xiangtian and engaged in the business of production and sales of compound liquors in China.

Rongentang Herbal Wine, a PRC limited liability company, is 90% owned by Xianning Xiangtian and engaged in the business of production and sales of medicinal liquors in China.

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

Hydraulic Parts and Electronic Components

We believe we have built long-term relationships with our customers and established good reputation among the industry.

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

We intend to pursue the following strategies:

1)	Sell systems to construct large-scale power plants that sell power to the State Grid or service zones that are off the grid and benefit from government subsidy policies;

2)	Sell power system to industrial consumers with large electricity demand, in excess of one megawatt, to establish their own power generation facilities to benefit from government subsidy polices and to reduce operating costs by being off the State Grid, reducing their purchase from the grid during peak periods or being able to store energy when the grid is not purchasing power;

3)	Sell systems to industrial and mining companies operating in remote locations which lack connections to the State Grid to create self-sufficient systems;

4)	Complete development of prototypes and commercialize smaller air compression power generation systems designed for stand-alone homes and smaller factories and commercial structures;

5)	Produce, sell and install PV products without air compression technology;

6)	Produce and sell PV panels;

7)	Produce and sell air transfer heat pumps;

8)	Research, develop, produce and sell high-grad synthetic fuel products;

9)	Produce and sell hydraulic parts and electronic components; and

10)	Produce and sell wines and herbal wines.

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

PV Panels

We manufacture PV panels in standard sizes at our factory in Xianning city, Hubei province, China. The table below lists PV panels we are currently offering.

Product	Models	Size	Power	Maximum Conversion Efficiency
Poly	60P	1640*990mm	260-280WP	16.94%
Dual Glass Poly	60P	16580WPm	265-280WP	17.25%
Dual Glass Mono	60P	16580WPm	270-285WP	17.55%
Mono	60P	1640*990mm	280-315WP	18.78%

In July 2019, Xiangtian Zhongdian entered into a product sales agreement (the “Sales Agreement”) with Shanxi Xinrongxiang Energy Group Co. Ltd. (the “Buyer”), pursuant to which Xiangtian Zhongdian will sell to the Buyer up to 200 million megawatt solar panel components, for a total purchase price of RMB 440 million (approximately $63 million). There is no minimum purchase commitment under this Sales Agreement made by the Buyer and therefore, the Buyer may purchase substantially less than the aggregate contract amount. Pursuant to the Sales Agreement, Xiangtian Zhongdian will deliver the products in batches. The parties will enter into separate agreements for the sale of each batch.

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

C. Storage Tanks – stores compressed air. Our storage tanks are built with carbon steel to withstand higher pressures. Each one megawatt of generated electricity requires 2 tanks, each with an average capacity of 30 m3 of compressed air. The standard tank is 50 meters long and 1.5 meters in diameter. The energy capacity per tank is dependent on the temperature and pressure of the air and the capacity of the cylinder. The quality of the storage tanks is based on International Organization for Standardization (“ISO”) standards.

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

E. Generator – Our proprietary generator utilizes patented and other proprietary technology that was developed in 2012 for our air compression storage generation system. The device affords stability by maintaining a consistent supply despite changes in the air pressure that may cause inefficiency in the engine (for example, a piston misfiring). Our tests indicated that the generator is more efficient than the industry standard in maintaining a stable flow of voltage.

The air compression technology is used to produce electricity primarily at night or at other times when the electricity produced by the PV panels is intermittent or unstable. At such times, the compressed air is sent first from the storage tanks to the thermal heater, then to the engine. The engine then spins a flywheel attached to the generator.

We have achieved significant improvement through research and testing on the air compression power generation system. We developed enhanced air compression (liquid power) generation system based on the original models. The primary mechanism is to utilize the compressed air as a power source and the biodegradable medium of oil as a power transmitter to support the engine running and generating power.

 In order to obtain government approval of the commercialization of our air compression energy storage products, we have submitted three enterprise standards, namely, air compression (liquid power) power generation system, air compression (liquid power) power generation unit and air compression radial engine. We are establishing an enterprise standard because these products have no ISO or other qualifying standard for the industry. The certification is therefore based on our design specifications. The declarations we submitted for these three standards were approved by the Provincial Industrial and Information Department of the Sanhe Technical Service Bureau.

We hope that future air power compressed products in this field will follow and adhere to our standards. We expect that if we set the industry and national standards, our market competitiveness will be enhanced.

Synthetic Fuel and Related Products

Fuel Additives

We develop, produce and sell fuel additives that are blended in gasoline to extend supplies and reduce emissions. Green Energy No.1 and Green Energy No. 2, two fuel additives we developed, are used to be blended in gasoline and diesel, respectively, to generate a fuel that, we believe, is efficient and can boost octane number with lower emissions. Their major component is methanol. The patents for these two products are pending in China. Four production lines in Jingshan facility are designed for the manufacturing of Green Energy No. 1. We plan to manufacture  Green Energy No.2 at Jingshan and Jiadeli by December 2019.

Engine Lubricant

Green Energy No. 3 is an engine lubricant to reduce friction and wear on moving parts and to clean the engine from sludge. Compared to the traditional chemical lubricant and nanoscale lubricant, Green Energy No. 3 contains rare metals and biodegradable elements, which creates a protection layer for the engine, maximizes the burning rate of the fuels and repairs the scratches from frictions. We have produced Green Energy No. 3 through Sanhe Xiangtian since June 2018 and plan to add another production line at Jingshan Sanhe to increase production capacity.

Engine Cleaner

Xiangtian No. 5 is a gas or diesel engine cleaner we developed to clean and lubricate fuel systems and stop corrosion, and protect engine. Xiangtian No. 5 contains polyisobutylene and Aluminum foil oil. We started manufacturing Xiangtian No. 5 at Jiadeli since July 2019. We began marketing and selling Xiangtian No.5 in September 2019.

Hydraulic Parts

Our hydraulic parts line of products mainly includes hydraulic cylinders, diesel pumps, motor oil pumps and hydraulic valves. We also design and manufacture hydraulic pump stations, cylinders and high-pressure valves of various specifications according to customer requirements. Operation lines mainly consists of various computer numeric control machines and other fabrication equipment.

The main raw materials for our hydraulic products include aluminum alloy, steel, natural rubber, silicone rubber, nitrile rubber and other materials which are readily available on the market.

Wine and Herbal Wine Products

On December 14, 2018, we acquired 90% of the equity interest Rongentang and are now engaged in the production and sales of compound liquor and medicinal liquor in China.

Projects

We assist our clients to install air compression power generation systems combined with a PV installation that is custom-designed for industrial users such as factories and power plants. We also offer PV systems without the air compression generation technology.

As of the date of this report, we have completed a cumulative 17 projects since 2015. The table below summarizes all these completed projects:

No.	Project Location	Capacity	Contract Amount (including value- added tax)	Time of Completion	Revenue Recognized	Cost Recognized
1	Binzhou, Shandong	8.5 MW	$20,290,835	June 2015	$17,402,419	$14,954,205

			(RMB 126,000,000)		(RMB 107,692,308)	(RMB 92,541,899)
2	Xianning, Hubei	6 MW	$10,628,553	March 2016	$8,705,527	$7,752,526
	(Phase I)
			(RMB 66,000,000)		(RMB 56,410,256)	(RMB 50,234,981)
3	Weihai, Shandong	1 MW	$1,288,307	February 2015	$1,104,915	$914,236

			(RMB 8,000,000)		(RMB 6,837,607)	(RMB 5,657,615)
4	Dezhou, Shandong	2 MW	$2,641,029	July 2015	$2,265,077	$1,863,028

			(RMB 16,400,000)		(RMB 14,017,094)	(RMB 11,529,076)
5	Zhuji, Zhejiang	0.15 MW	$206,129	March 2016	$168,834	$126,494

			(RMB 1,280,000)		(RMB 1,094,017)	(RMB 819,658)
6	Fuzhou, Fujian	10 KW	$14,493	February 2016	$11,871	$10,903

			(RMB 90,000)		(RMB 76,923)	(RMB 70,649)
7	Sanhe, Hebei	12 KW	$11,273	April 2016	$9,233	$7,256

			(RMB 70,000)		(RMB 59,829)	(RMB 47,019)
8	Jiamusi, Heilongjiang	1 MW	$1,280,680	February 2017	$234,489	$206,902

			(RMB 8,500,000)		(RMB 1,598,291)	(RMB 1,410,256)
9	Xianning, Hubei	3 MW	$3,390,035	April 2017	$2,821,396	$2,365,504

			(RMB 22,500,000)		(RMB 19,230,769)	(RMB 16,123,384)
10	Xianning, Hubei	90 KW	$104,700	March 2017	$90,285	$80,594

			(RMB 720,000)		(RMB 615,385)	(RMB 549,335)
11	Xianning, Hubei	165 KW	$145,138	March 2017	$125,395	$97,157

			(RMB 1,000,000)		(RMB 854,701)	(RMB 662,225)
12	Xianning, Hubei	4 MW	$4,520,046	July 2017	$3,761,862	$3,356,260
	(Phase II of
	Project No. 2)		(RMB 30,000,000)		(RMB 25,641,026)	(RMB 22,876,421)
13	Sanhe Kelitai	75KW	$83,044	January 2018	$39,341	$34,096

			(RMB 562,500)		(RMB 255,769)	(RMB 221,667)
14	Sanhe Kelitai	93KW	$100,229	January 2018	$16,924	$14,606

			(RMB 678,900)		(RMB 110,029)	(RMB 94,956)
15	Dezhou Dongdi	1.879W	$2,412,905	July 2017	$2,080,090	$1,737,581

			(RMB 15,687,000)		(RMB 13,523,276)	(RMB 11,296,525)
16	Shuangyashan, Heilongjiang	300KW	$313,783	May 2018	$270,503	$181,156

			(RMB 2,040,000)		(RMB 1,758,621)	(RMB 1,177,747)
17	Jingyu, Jilin	93KW	$3,848,230	September 2018	$3,316,424	$3,002,362

			(RMB 25,090,000)		(RMB 21,692,281)	(RMB 19,638,964)

Marketing

We market our products mainly through third-party distributors in China. The distributors sell our products and receive commissions based on the value of the contracts. We utilize three classes of distributors based on the size of their territory – province, city and town. The distributors target factories and power plants, as well as local governments which may encourage local industry to utilize alternate energy sources. Our marketing focus is on:

1)	Large scale power plants that sell power to the State Grid or service zones that are off the grid and benefit from government subsidy policies.

2)	Industrial concerns with large electricity demand, in excess of one megawatt, to establish their own power generation facilities to benefit from government subsidy policy to reduce operating costs by either being off the State Grid, reducing their purchased from the grid during peak periods or being able to store energy when the grid is not purchasing power.

3)	Industrial and mining companies operating in remote locations which lack connections to the State Grid to create self-sufficient systems.

4)	We intend to commence marketing a smaller air energy compression generation and PV system to smaller commercial structures and stand-alone homes using existing distribution networks.

5)	We promote our green energy products through events marketing strategies. We started event marketing campaigns of green energy products since June 2018 and has held events in 18 provinces in China.

6)	We market our wine products through online platforms, such as Chaohaigou and Jiayoubei, sales agents and our distribution network; we market and sell our herbal wine products by collaborating with hospitals and pharmacies. We also sell our herbal wine products directly to end customers.

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

Xianning Xiangtian engages one factory to assemble a series of our heat pump products under our name. All of our heat pump products have been certified by China Quality Certification Center.

Hubei Jinli has a production facility of 6,800 square meters for the manufacture of hydraulic parts and electronic components.

Jingshan Sanhe has four production lines on a 11,000-square-meter facility and capacities to complete manufacturing, labelling and packaging. It is the main facility for our Green Energy No. 1 products. In addition, this facility also serves the purposes of research and sales with an office space of 3,400 square meters.

Rongentang Wine has an automatic filling production line with an annual production capacity of 5,000 tons of wine at a 1,000 square-meter facility.  Rongentang Herbal Wine has an automatic filling production line with an annual production capacity of 6,000 tons of herbal wine.

Due to government regulations, as of the date of this report, Tianjin Jiabaili was not able to start its production of Green Energy No.4 as scheduled. This facility will be closed down permanently.

Suppliers

We are not heavily dependent on any single supplier for any important product. For the year ended July 31, 2019, we purchased our solar panels from one suppliers, engines from one supplier, and carbon fiber storage tanks from two suppliers. We believe that many suitable alternate producers of these products are available should we need an alternate supplier. We also purchased electrical components to the inverter/converters, generators, compressors and control panels that we manufacture and believe that alternate suppliers of such components are also readily available.

For the year ended July 31, 2019, we purchased our heat pumps from a single manufacturer but believe that an alternative supplier could be used should the need arise.

For the year ended July 31, 2019, we purchased the raw material for high-grade synthetic fuel products from ten suppliers.

For the year ended July 31, 2019, we purchased the raw materials for our hydraulic parts and electronic components from ten suppliers.

For the year ended July 31, 2019, we purchased the raw materials for wine products from two suppliers.

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

Xiangtian Shenzhen granted an exclusive sub-license to the use and exploitation of the Technology in China to Sanhe Xiangtian in July 2014, which sub-license provides for a licensing fee of five percent of Sanhe Xiangtian’s revenues. On September 30, 2018, Xiangtian Shenzhen terminated the exclusive sub-license to the use and exploitation of the Technology in China to Sanhe Xiangtian and granted Xianning Xiangtian an exclusive and non-transferable sub-license to use and exploitation of the Technology but without the sublease right in the territory of China, exclusive of Hong Kong, Macao and Taiwan for the purpose of the agreement. Xianning Xiangtian agreed to pay Xiangtian Shenzhen a quarterly royalty fee equal to five percent (5%) of Xianning Xiangtian’s gross revenue of each quarter. For the year ended July 31, 2019, the annual royalty fee was waived by Xiangtian Shenzhen.

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

We are currently collaborating with experts in the synthetic fuel industry to develop new synthetic fuel products.

Warranty

We provide a five-year limited warranty on all models of compressed air energy generators produced by us, and on the parts, we manufacture, such as the inverter/converter and plasma heater. Components that we purchase from third party suppliers, such as the PV panels, storage tanks and the unmodified portions of the engines, are governed by the suppliers’ warranties.

We provide one to three year warranties on hydraulic parts and electronic components.

Competition

Our business operates in highly competitive markets and industries. These competitors and the degree of competition vary widely by product lines, end markets, geographic scope and/or geographic locations. Although each of the Company’s segments has numerous competitors, given the Company’s market and product breadth, no single competitor competes with the Company with respect to all products manufactured and sold by the Company.

We compete against larger, better capitalized and better known competitors that have become, or are becoming, vertically integrated in the PV industry value chain, from module manufacturing to PV system sales and installation, such as Yingli Green Energy, one of the largest vertically integrated PV module suppliers in the world. As of 2019, 7 of the 10 largest PV panel manufacturers in the world were located in China. The ability of the vertically integrated competitors to produce modules and sometimes also be polysilicon manufacturers gives them a cost advantage with respect to the price of PV modules, which we purchase, and which could erode our competitive advantage resulting from our PV installation and air compression technologies. Furthermore, we face competition from conventional energy and non-solar renewable energy providers.

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

Stimulated by the policy promotion initiated by the Chinese government in 2017, the output value of air source heat pump heating (including household and commercial) reached RMB 9.04 billion ($1.33 billion), accounting for 52.4% of the industry, and began to occupy the largest share according to 2018 industry report by China Energy Conservation Association. Midea, Gree, A.O. Smith, and Haier were the top four brands who sold the most air-source heat pumps as they are major household appliances brands in China. We expect more companies to enter the market which will increase competition.

Although air power technologies are being researched and developed in some countries, such as China, Italy, Germany, the United States, and France, air compression energy storage products in China have not been commercialized significantly. However, there are a few companies in China, such as Jontia Energy Investment Group, who are developing the air compression energy storage products.

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

The spirits market in China is flourishing and highly competitive. We compete with high-end spirits, such as Moutai, Chivas, and Martell.

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

Foreign Investment Regulations

Investment activities in the PRC by foreign investors are principally governed by the Guidance Catalog of Industries for Foreign Investment, or the Catalog, which was promulgated and is amended from time to time by the Ministry of Commerce and the National Development and Reform Commission. On June 30, 2019, Ministry of Commerce and the National Development and Reform Commission announced the amendment of the Catalog 2019.

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

In December 2018, the Standing Committee of National People’s Congress published a discussion draft of a new proposed Foreign Investment Law (the “New Draft Foreign Investment Law”) aiming to replace the major existing laws governing foreign direct investment in China. The New Draft Foreign Investment Law applies to PRC enterprises established, acquired or otherwise invested wholly or partially by foreign investors in a manner prescribed under applicable PRC laws and regulations. The New Draft Foreign Investment Law does not clearly define the “foreign investor”. Therefore, we are uncertain if our PRC subsidiary will be deemed as a “foreign investor” and our PRC subsidiary will be subject to the New Draft Foreign Investment Law.

Pursuant to the New Draft Foreign Investment Law, foreign investment shall be subject to the negative list management system. The “negative list” which is issued or approved by the State Council specifies the special management measures for the access of foreign investment in specific areas. If a foreign investor is found to invest in any prohibited industry in the “negative list”, such foreign investor may be required to, among other aspects, suspend its investment activities, dispose of its equity interests or assets in the target companies and forfeit its income. In addition, if a foreign investor is found to invest in any restricted industry in the “negative list”, the relevant competent department shall require the foreign investor to take the measures to correct itself. The deadline for the solicitation of comments on the New Draft Foreign Investment Law is February 24, 2019 and there is uncertainty with respect to the enactment timetable and the final content of the New Draft Foreign Investment Law.

Licenses and Permits Required for Our Business

Safety Production License, according to Regulation on Work Safety Permits (2014), the state applies a work safety licensing system to enterprises engaged in mining, construction, and the production of dangerous chemicals, fireworks and crackers, and civil explosives.

Hazardous Chemicals Business License, according to Measures for the Administration of Dangerous Chemicals Business License (2012), the state implements a licensing system for the operation of hazardous chemicals. Enterprises which operate dangerous chemicals shall obtain a hazardous chemicals business license. It is prohibited to operate hazardous chemicals without obtaining such business license.

 Industrial Product Production License, according to Regulation of the People's Republic of China on the Production License of Industrial Products (2005), the State implements a production license system for enterprises that produce the industrial products that affect production safety and public safety such as hazardous chemicals. It is prohibited to produce such products listed without obtaining such license.

Food Business License, according to Food Management License Management Measures (2015), within the territory of the People's Republic of China, anyone who engages in food sales and catering services shall obtain a food business license in accordance with the law. Where engaging in food business activities without obtaining food business license, the local food and drug supervision and administration department may impose punishment in accordance with the provisions of Article 122 of the Food Safety Law of the People's Republic of China.

Food Production License, according to Food Production License Management Measures (2015), within the territory of the People's Republic of China, food production activities shall be subject to food production license in accordance with the law. Where engaging in food production activities without obtaining food production license, the local food and drug supervision and administration department may impose punishment in accordance with the provisions of Article 122 of the Food Safety Law of the People's Republic of China.

Pharmaceutical Manufacturing Permit, a pharmaceutical manufacturer must obtain a pharmaceutical manufacturing permit from the relevant provincial branch of China Food and Drug Administration's (“CFDA”).

Good Manufacturing Practice (“GMP”) Certificate. A pharmaceutical manufacturer must meet the Good Manufacturing Practice standards for each of its production facilities in China in respect of each form of pharmaceutical product it produces. GMP standards include staff qualifications, production premises and facilities, equipment, raw materials, environmental hygiene, production management, quality control and customer complaint administration. If a manufacturer meets the GMP standards, the CFDA will issue to the manufacturer a GMP certificate with a five-year validity period.

Secrecy Qualification, according to Circular 8 issued by the National Defense Science and Technology Bureau of PRC, entities engaged in the research and production of classified weapons and equipment are required to implement a confidentiality qualification examination and certification system and obtain the corresponding Secrecy Qualification.

Product Quality

Pursuant to the Product Quality Law of China promulgated by the National People’s Congress Standing Committee in 1993 and amended in 2018, a seller must establish and practice a check-for-acceptance system for replenishment of such seller’s inventory, and examine the quality certificates and other marks and must also adopt measures to keep the products for sale in good quality. Pursuant to the Product Quality Law of China, where a defective product causes physical injury to a person or damage to such person’s property, the victim may claim for damages against the manufacturer or the seller of the product. If the seller pays the damages and it is the manufacturer that should bear the liability, the seller has a right of recourse against the manufacturer. Similarly, if the manufacturer pays damages and it is the seller that should bear the liability, the manufacturer has a right of recourse against the seller. Violations of the Product Quality Law of China could result in various penalties, including the imposition of fines, suspension of business operations, revocation of business licenses and criminal liabilities.

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

Pursuant to the PRC Provisional Regulations on Value-Added Tax and their implementation regulations, unless otherwise specified by relevant laws and regulations, any entity or individual engaged in the sale of goods, provision of processing, repairs and replacement services and importation of goods into China is generally required to pay a value-added tax, or VAT, at the rate of 13% on revenues generated from sales of goods, less any deductible VAT already paid or borne by such entity.

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

Regulations on Employee Stock Incentive Plan

In February 2012, SAFE promulgated the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, replacing earlier rules promulgated in March 2007, to regulate the foreign exchange administration of PRC citizens and non-PRC citizens who reside in the PRC for a continuous period of not less than one year, with a few exceptions, who participate in stock incentive plans of overseas publicly-listed companies. Pursuant to these rules, these individuals who participate in any stock incentive plan of an overseas publicly listed company, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiaries of such overseas listed company, and complete certain other procedures. Failure of our PRC option holders or restricted shareholders to complete their SAFE registrations may subject us and these employees to fines and other legal sanctions. The SAT has issued certain circulars concerning employee share options or restricted shares. Under these circulars, our employees working in the PRC who exercise share options or are granted restricted shares will be subject to PRC individual income tax. Our PRC subsidiaries have obligations to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold individual income taxes of those employees who exercise their share options. If our employees fail to pay or we fail to withhold their income taxes according to relevant laws and regulations, we may face sanctions imposed by the tax authorities or other PRC government authorities.

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

An employer is obligated to sign an indefinite term labor contract with an employee if the employer continues to employ the employee after two consecutive fixed-term labor contracts, with certain exceptions. The employer also has to pay compensation to the employee if the employer terminates an indefinite term labor contract, with certain exceptions. Except where the employer proposes to renew a labor contract by maintaining or raising the conditions of the labor contract and the employee is not agreeable to the renewal, an employer is required to compensate the employee when a definite term labor contract expires. Furthermore, under the Regulations on Paid Annual Leave for Employees issued by the State Council in December 2007 and effective as of January 2008, an employee who has served an employer for more than one year and less than ten years is entitled to a 5-day paid vacation, those whose service period ranges from 10 to 20 years are entitled to a 10-day paid vacation, and those who have served for more than 20 years are entitled to a 15-day paid vacation. An employee who does not use such vacation time at the request of the employer must be compensated at three times their normal salaries for each waived vacation day.

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

Regulations on Wine and Herbal Wine

Various regulations of alcoholic beverages in China, including spirits regulations in China, are in place. The Ministry of Commerce of China (MOFCOM) issued the new version of the Food Safety Law of China in 2015 and amended it in 2018 as the document to regulate the Chinese spirits market. In 2005, MOFCOM also issued two standards, Management standard for alcohol commodities retailing and Management standard for alcohol commodities wholesale, to instruct alcohol business entities to undertake the purchasing, selling, distributing and storage of alcoholic drinks in China. At the same time, regional administrative bodies, such as provincial governments, also issued local spirits regulations as complementary documents to China’s alcoholic beverage market. In 2017, MOFCOM issued the Shang Yun Fa [2017] No. 47 Guidance on Promoting the Healthy Development of Alcohol Circulation in the 13th Five-Year Plan Period, which purpose is to further strengthen the circulation management of alcohol and promote the healthy and stable development of the industry.

Employees

As of July 31, 2019, we had approximately 418 full-time employees and two part-time employees. All our employees are based in China, except for our Chief Financial Officer, who is based in New York. We consider our employee relations to be good.

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

Risks Related to Our Business

We have a limited operating history in the industries we recently entered into, which makes it difficult to evaluate our future prospects and makes our business subject to inherent risk.

Although we have been in existence for many years, we only began the production and sales of synthetic fuel products in June 2018 and started manufacturing and sales of hydraulic parts, electronic components and liquor through companies acquired in 2018. Our lack of familiarity with these new industries and lack of relevant client data relating to these new products may make it more difficult for us to keep pace with the evolving client demands, identify and recruit new third-party merchants, manage inventory as well as acquire more customers. Our limited history in operating the new businesses may not provide a meaningful basis for investors to evaluate our overall business, financial performance and prospects. If we cannot successfully address challenges in connection with our expansion into new markets, we may not be able to continue to generate revenue in the future.

Failure to produce our synthetic fuel products as scheduled and budgeted would materially and adversely affect our business and financial condition.

We cannot be certain that we will deliver ordered products in a timely manner. We have limited production capacity for our synthetic fuel products. From June 2018 to November 2018, we received significant purchase orders for our synthetic fuel products with deposits totaling approximately $27.4 million of which approximately $15.4 million worth of orders have been fulfilled as of July 31, 2019 and the remainder is expected to be delivered by the end of March 2020. In order to meet the customer demand, we are currently expanding our own production capacity at our Jingshan Sanhe facility from 800 tons to 1,000 tons per day, as well as seeking to lease new production facilities from third parties. We have leased the production facility from Jiadeli which is capable of producing 300 tons a day and started production at this facility in July 2019.  Based on existing capacity and planned expansion, we believe we will be able to fulfill the orders for our synthetic fuel products in time. However, there is no assurance that we will be successful. Any delays in production   will increase our costs, reduce future production capacity and could negatively impact our business, financial condition and operating results and diminish brand loyalty. If we could not fulfill the purchase orders, we may need to return the customer deposit and indemnify for any losses suffered by our customers.

Failure to accurately forecast customer demand could lead to excess supplies or supply shortages, which could result in decreased operating margins, reduced cash flows and harm to our business.

We may fail to correctly anticipate product supply requirements or suffer delays in production resulting from issues with our suppliers. Our suppliers may not supply us with a sufficient amount of components or components of adequate quality, or they may provide components at significantly increased prices. We have in the past and may in the future, experience delays or reductions in supply shipments, which could reduce our revenue and profitability. If key components or materials are unavailable, our costs would increase and our revenue would decline.

Some of our components are currently available only from a single source or limited sources. We may experience delays in production if we fail to identify alternative suppliers, or if any parts supply is interrupted, each of which could materially adversely affect our business and operations. We currently rely on a few key suppliers to provide a significant percentage of components to our products. For the fiscal year ended July 31, 2019, two vendors accounted for 35.0% and 20.5% of our total supply purchases. For the fiscal year ended July 31, 2018, four vendors accounted for 19.0%, 18.3%, 15.4% and 10.9% of our total supply purchases, respectively.

If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete inventories, which could adversely affect our business. Additionally, if we fail to correctly anticipate our internal supply requirements, an undersupply of parts could limit our production capacity. Our inability to meet volume commitments with suppliers could affect the availability or pricing of our parts and components. A reduction or interruption in supply, a significant increase in price of one or more components or a decrease in demand of products could materially adversely affect our business and operations and could materially damage our customer relationships. Financial problems of suppliers on whom we rely could limit our supply of components or increase our costs. Also, we cannot guarantee that any of the parts or components that we purchase will be of adequate quality or that the prices we pay for the parts or components will not increase. Inadequate quality of products from suppliers could interrupt our ability to supply quality products to our customers in a timely manner. Additionally, defects in materials or products supplied by our suppliers that are not identified before our products are placed in service by our customers could result in higher warranty costs and damage to our reputation.

The difficulty in forecasting demand also makes it difficult to estimate our future results of operations, financial condition and cash flows from period to period. A failure to accurately predict the level of demand for our products could adversely affect our net revenues and net income, and we are unlikely to forecast such effects with any certainty in advance.

Because we rely upon third party vendors to supply part of our solar panels and heat pumps, problems with these suppliers could impair our ability to meet our obligations to our customers and affect our profitability.

We have relied on third party vendors to provide us with part of our solar panels and heat pumps. In the event we have any quality, delivery or other problems with these vendors or in the event that we are not otherwise able to purchase solar panels or heat pumps from these vendors in short term, it may be more difficult for us to find alternative suppliers. If we fail to develop or maintain our relationships with these or our other suppliers, or if the suppliers are not able to meet our quality, quantity and delivery schedules, we may not be able to meet our delivery and installation schedules and we may be unable to enter into new contracts with potential customers, thus impairing our revenue base. Any increases in price would affect our profitability. We cannot assure you that our current suppliers will be able to meet our quality, quantity and delivery requirements or that we will be able to find alternate suppliers that can meet our quality, quantity, deliver and price requirement. The failure to find alternate suppliers could materially affect our ability to conduct our business. Although there are a number of suppliers or solar panels, we cannot assure you that we will be able to negotiate reasonable terms for the purchase of solar panels if our existing suppliers are unable to meet our quality, delivery and price requirements. The failure to obtain find alternate suppliers or negotiate reasonable terms for the purchase of solar panels and heat pumps could materially impair our ability to generate revenue.

We have been relying on a limited number of customers to generate a significant portion of our revenue. The loss of our major customers could reduce our revenues and our profitability.

We have been relying on a limited number of major customers for a significant portion of our revenue and anticipate that such reliance will remain unchanged in the near future. For the year ended July 31, 2019, two customers accounted for 34.7% and 23.6%of the Company’s total revenues. There can be no assurance that we will maintain or improve the relationships with our major customers, or that we will be able to continue to supply our major customers at current levels or at all. Any failure to get paid by these customers could have a material negative effect on our company’s business. In addition, having a relatively small number of customers may cause our semiannual results to be inconsistent, depending upon when these customers pay for outstanding invoices. If we cannot maintain long-term relationships with these major customers, the loss of our sales to them or the cancellation of any business from them could have an adverse effect on our business, financial condition and results of operations.

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

We currently rely on a few key suppliers to provide a significant percentage of components to our products. For the fiscal year ended July 31, 2019, two vendors accounted for 35.0% and 20.5% of the Company’s total supply purchases. An interruption in our business relationship or termination of our relationships with our key suppliers could materially and adversely affect our operations and financial condition and we may not be able to find a substitute in a short period of time, which would have an adverse effect on our results of operations.

We have identified material weaknesses in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address those weaknesses or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

We have identified material weaknesses in our internal control over financial reporting. In particular, we concluded that our management, including our Chief Executive Officer and our Chief Financial Officer, has identified material weaknesses in the control environment of the Company. The material weaknesses include, but are not limited to (i) ineffective control environment and (ii) Ineffective controls over Information Technology Entity Level Control and General Control.

Although we are undertaking steps to address these material weaknesses, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. Management is committed to remediating the material weakness in a timely fashion. We have begun the process of executing remediation plans that address the material weakness in internal control over financial reporting. Specifically, we established an Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee in July 2017, engaged a third-party consultant to start the internal control implementation project since 2017, and appointed a suitable and qualified Chief Financial Officer in July 2018. In December 2018, we engaged Ernest & Young (China) Advisory Limited to assist us with our compliance under Section 404 of the Sarbanes-Oxley Act of 2002, as amended. We will continue to improve our internal control by establishing a desired level of corporate governance with respect to identifying and measuring the risk of material misstatement, hiring additional consultant to further assist us establish and maintain an effective control environment and address the inadequacy of our existing internal control, and holding regular US GAAP trainings for our accounting staff. We are in process of updating the production policy, especially focusing on production plan and usages of raw materials. We have set up a key strategies mechanism including investment decision committee to control over business acquisitions and investments. We have established a formal policy and procedures in place on business acquisitions and investments. We have engaged a tax consultant to work on our U.S. tax returns since October 2018. We filed 2015 and 2016 US tax return in November 2018 and timely filed 2017 US tax return in August 2019. We are in the process of establishing the ERP system test environment. In August 2019, our IT department started to configure the server and build the test environment.

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

We have experienced substantial growth and expansion in recent years, particularly in 2018 and 2019, and if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of customer satisfaction or adequately address competitive challenges, and our financial performance may be adversely affected.

With our entry into the synthetic fuel industries and the acquisitions of Hubei Jinli and Rongentang, we expect significant expansion will be required to address potential growth in our customer base, the breadth of our product offerings, and other opportunities. The growth and expansion could strain our management, operations, systems and financial resources. To manage any future growth of our operations and personnel, we must improve and effectively utilize operational, management, marketing and financial systems and successfully recruit, hire, train and manage personnel and maintain close coordination among our technical, finance, marketing, sales and recruitment staffs. We also will need to manage an increasing number of complex relationships with customers, strategic partners, advertisers and other third parties. Our success will depend on our ability to plan for and manage this growth effectively. Our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenue we expect. While we intend to further expand our overall business, customer base, and number of employees, our historical growth rate is not necessarily indicative of the growth that we may achieve in the future.

We were granted licenses to intellectual property rights in our products, including patents and trademarks, from affiliated entities or third parties. If such entities do not properly maintain or enforce the intellectual property underlying such licenses, our competitive position and business prospects could be harmed. Our licensors may also seek to terminate our license.

We are granted licenses to multiple patents and trademarks that are necessary or useful to our business. Two of our trademarks are licensed from Xiangtian International Investment Group Co., Ltd, a company controlled by Zhou Deng Rong, our former Chief Executive Officer. In addition, we licensed certain patents and trademarks from Nanjing Zhongdian Photovoltaic Co., Ltd., the other shareholder of Xiangtian Zhongdian. Wealso licensed one trademark for the wine and herbal wine products from Hubei Rongentang Pharmaceutical Co., Ltd. Our Chinese subsidiary, Xiangtian Shenzhen, was licensed from Zhou Deng Rong, Zhou Jian and LuckSky Group of 48 Chinese patents and 13 patent applications and trade secrets. We believe these intellectual property rights possess unique characteristics and provide us with a competitive advantage. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce our licensed intellectual property.

Our licensors may not successfully prosecute any applications for or maintain intellectual property to which we have licenses, may determine not to pursue litigation against other companies that are infringing such intellectual property, or may pursue such litigation less aggressively than we would.

In addition, our licensors are required under the PRC law to register the intellectual property licenses with relevant government authorities. Lack of registration of such licenses will not affect the validity of our licenses between us and the licensors but will not provide us a valid defense to good faith third party claims. Whether our licensors have registered such intellectual property licenses is beyond our control. If our licensors do not complete the registration timely or at all, our rights to the licensed intellectual properties may be affected.

Without protection for the intellectual property we license, other companies might be able to offer similar products for sale, which could adversely affect our competitive business position and harm our business prospects. If we lose any of our right to use these intellectual property, it could adversely affect our ability to commercialize our technologies, products or services, as well as harm our competitive business position and our business prospects.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We regard our patents, trademarks, domain names, know-how, proprietary technologies and similar intellectual property we own as critical to our success, and we rely on a combination of intellectual property laws and contractual arrangements, including confidentiality and non-compete agreements with our key employees and others to protect our proprietary rights. Thus, we cannot assure you that any of our intellectual property rights would not be challenged, invalidated, circumvented or misappropriated, or such intellectual property will be sufficient to provide us with competitive advantages. In addition, because of the rapid pace of technological change in our industry, parts of our business rely on technologies developed or licensed by others, and we may not be able to obtain or continue to obtain licenses and technologies from these parties on reasonable terms, or at all.

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

If we do not compete effectively in our target markets, our operating results could be harmed.

The industries we are operating in are intensely competitive. Some of our competitors in China operate with different business models and have different cost structures or participate selectively in different market segments. They may ultimately prove more successful or more adaptable to new regulatory, technological and other developments. Our competitors may be better at developing new products, responding faster to new technologies and undertaking more extensive and effective marketing campaigns.

In the synthetic fuel market, we compete with independent and integrated oil refiners, large oil and gas companies and, in certain fuels markets, with other companies producing synthetic fuels. The refiners compete with us by selling conventional fuel products, and some are also pursuing hydrocarbon fuel production using non-renewable feedstocks, such as natural gas and coal, as well as production using renewable feedstocks, such as vegetable oil and biomass. We also compete with companies that are developing the capacity to produce diesel and other transportation fuels from renewable resources in other ways. These include advanced biofuels companies using specific engineered enzymes that they have developed to convert cellulosic biomass, which is non-food plant material such as wood chips, corn stalks and sugarcane bagasse, into fermentable sugars and ultimately, renewable diesel and other fuels. Biodiesel companies convert vegetable oils and animal oils into diesel fuel and some are seeking to produce diesel and other transportation fuels using thermochemical methods to convert biomass into renewable fuels.

Our competitors may also have longer operating histories, more extensive user bases, greater brand recognition and broader partner relationships than us. Some of our current and potential competitors have more significant resources than we do, such as financial, technical, and marketing resources, and may be able to devote greater energy towards the development, promotion, sale and support of their products and services. The oil companies, large chemical companies and well-established agricultural products companies with whom we expect to compete have more resources, developed distribution network, established customer relationship and more devoted marketing teams.

Additionally, a current or potential competitor may acquire one or more of our existing competitors or form a strategic alliance with one or more of our competitors. Also, when new competitors seek to enter our target markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and/or terms common place in that market, which could adversely affect our market share or ability to exploit new market opportunities. All of the foregoing could adversely affect our business, results of operations, financial condition and future growth.

We may not be familiar with new markets we enter and may not be successful in offering new products and services.

We have entered into new markets in 2018 including production and sales of synthetic fuel, hydraulic parts, electronic components as well as liquors. We may expand our business and enter other markets in the future. However, we may be unable to achieve success in new markets. In expanding our business, we may enter markets in which we have limited, or no, experience. We may not be familiar with the business and regulatory environment and we may fail to attract a sufficient number of customers due to our limited experience. In addition, competitive conditions in new markets may be different from those in our existing market and may make it difficult or impossible for us to operate profitably in these new markets. If we are unable to manage these and other difficulties in our expansion into other markets, our prospects and results of operations may be adversely affected.

As we continuously adjust our business strategies in response to the changing market and evolving customer needs, our new business initiatives will likely lead us to offer new products and services. However, we may not be able to successfully introduce new products or services to address our customers’ needs because we may not have adequate capital resources or lack the relevant experience or expertise or otherwise. In addition, we may be unable to obtain regulatory approvals for our new products and services. Furthermore, our new products and services may involve increased and unperceived risks and may not be accepted by the market and they may not be as profitable as we anticipated, or at all. If we are unable to achieve the intended results for our new products and services, our business, financial condition, results of operations and prospects may be adversely affected.

Our results of operations may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our results of operations, including our operating revenue, expenses and other key metrics, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results for any one quarter are not necessarily an indication of future performance. Our financial results may fluctuate due to a variety of factors, some of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in our operational results may adversely affect the price of our common stock. Factors that may cause fluctuations in our quarterly results include:

●	our ability to attract new customers, maintain relationships with existing customers, and expand into new territories in China;

●	our ability to produce products to meet customer orders;

●	the amount and timing of operating expenses related to acquiring customers and the maintenance and expansion of our business, operations and infrastructure;

●	general economic, industry and market conditions in China;

●	our emphasis on customer experience instead of near-term growth; and

●	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired technologies or businesses.

Fluctuations in crude oil and natural gas prices and refining margins may adversely affect our business, operating results, cash flows and financial condition.

Market prices for crude oil and natural gas fluctuate as they are subject to local and international supply and demand fundamentals and other factors over which we have no control. Worldwide supply conditions and the price levels of crude oil may be significantly influenced by general economic conditions, industry inventory levels, technology advancements, production quotas or other actions that might be imposed by international cartels that control the production of a significant proportion of the worldwide supply of crude oil, weather-related damage and disruptions, competing fuel prices and geopolitical risks, especially in the Middle East, North Africa and West Africa.

A decline in the price of crude oil may reduce demand for our products and may otherwise adversely affect our business. We believe that the increased demand for synthetic fuel products, which are either an alternative to gasoline or fuel additives to increase gasoline mileage, results from the recent increases in petroleum cost. An increase in the price of natural gas may increase the cost of our synthetic fuel products, as natural gas is the feedstock of methanol, a key component of our synthetic fuel products. As a result, substantial changes in crude oil and natural gas prices could have a substantial adverse effect on our financial condition and results of operations.

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

Methanol is typically produced industrially from synthesis gas which is a mixture of carbon monoxide and hydrogen. Natural gas, coal and oil waste are used as the principal feedstock for methanol. Currently we purchased methanol from three suppliers. We don’t rely on any single one of these suppliers and believe they are easily replaceable on the market. However, we may experience a rapid shift in the economic conditions in the methanol industry which may make it difficult to operate the methanol plant profitably. If changes occur in the methanol industry that make it difficult for us to operate the methanol plant profitably, it could result in a reduction in the value of our units.

Changes and advances in methanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the methanol industry or operate profitably.

Advances and changes in the technology of methanol production are expected to occur.  Such advances and changes may make the methanol production technology installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce methanol at a lower cost than we are able.  If we are unable to adopt or incorporate technological advances, our methanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our methanol production remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. These third-party licenses may not be available or, once obtained, they may not continue to be available on commercially reasonable terms.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

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

We will need to obtain and maintain regulatory approvals and permits in order to operate our business. Because it is in the process of expanding its production facilities, Jingshan Sanhe has not obtained the permit to manufacture hazardous chemicals, and the fire inspection approval, all of which are material to Jingshan Shahe’s operations. Jingshan Sanhe may not apply for these approvals until the completion of its expansion. Obtaining necessary approvals and permits could be a time-consuming and expensive process, and we may not be able to obtain them on a timely basis or at all. In the event that we fail to ultimately obtain all necessary permits, we may be forced to delay operations of the facility and the receipt of related revenues, or abandon the project completely and lose the benefit of any development costs already incurred, which would have an adverse effect on our results of operations. In addition, governmental regulatory requirements may substantially increase our construction costs, which could have a material adverse effect on our business, results of operations and financial condition. Any delay in obtaining any required regulatory approvals could negatively affect the progress of our manufacturing. In addition, we may be required to make capital expenditures on an ongoing basis to comply with increasingly stringent environmental, health and safety laws, regulations and permits.

We use hazardous materials in our business and any claims relating to improper handling, storage or disposal of these materials or noncompliance with applicable laws and regulations could adversely affect our business and results of operations.

We are subject to and affected by numerous environmental regulations. These regulations govern air emissions, water quality, wastewater discharge and disposal of solid and hazardous waste.

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

We may be subject to product liability claims and other claims of our customers and partners.

The design, development, production and sale of our synthetic fuel products and wine products involve an inherent risk of product liability claims and the associated adverse publicity. Because these products are directly used by customers or incorporated into other products directly used by customers, and because use of those ultimate products may cause injury to those customers and damage to property, we are subject to a risk of claims for such injuries and damages. In addition, we may be named directly in product liability suits relating to any products we develop or third-party products integrating our products, even for defects resulting from errors of our partners, contract manufacturers or other third parties working with our products. These claims could be brought by various parties, including customers who are purchasing products directly from us or other users who purchase products from our customers or partners. We could also be named as co-parties in product liability suits that are brought against manufacturing partners that produce our products.

In addition, our customers and partners may bring suits against us alleging damages for the failure of our products to meet stated claims, specifications or other requirements. Any such suits, even if not successful, could be costly, disrupt the attention of our management and damage our negotiations with other partners and/or customers. Any attempt by us to limit our product liability in our contracts may not be enforceable or may be subject to exceptions. We only maintain product liability insurance for our green energy products. However, insurance coverage may not be sufficient to cover potential claims. In addition, we cannot be sure that our contract manufacturers who produce our green energy products will have adequate insurance coverage themselves to cover against potential claims. If we experience a large insured loss, it may exceed any insurance coverage limits we have at that time, or our insurance carrier may decline to cover us or may raise our insurance rates to unacceptable levels, any of which could impair our operation.

We could be adversely affected by the complexity, uncertainties and changes in PRC regulation of Secrecy Qualification.

According to Management Measures of Secrecy Qualification Examination and Certification for Weapons and Equipment Research and Production Units (“Circular 8”) issued by the National Defense Science and Technology Bureau of PRC, entities engaged in the research and production of classified weapons and equipment are required to implement a confidentiality qualification examination and certification system and obtain the corresponding confidentiality qualifications (“Secrecy Qualification”). According to Circular 8, foreign invested entities may not obtain the Secrecy Qualification. Hubei Jinli is engaged in producing parts for the military products and has obtained the Secrecy Qualification. Notwithstanding our control over Hubei Jinli through the New VIE Agreements, Hubei Jinli is 100% held by Xianning Xiangtian, a PRC company and the shareholders of Xianning Xiangtian, Messrs. Zhou Jian and Wang Fei, are both PRC residents and therefore we believe Hubei Jinli may continue to use the Secrecy Qualification. However, there is no assurance that the relevant government authorities will hold the same position as we do, and Hubei Jinli may not renew its Secrecy Qualification upon expiration. Failure to renew its Secrecy Qualification will have a material adverse impact on Hubei Jinli’s operating results and financial condition.

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

If we fail to promote and maintain our brands in an effective and cost-efficient way, our business and results of operations may be harmed.

We believe that developing and maintaining awareness of our brand effectively is critical to attracting new and retaining existing customers. Our efforts to build our brand have caused us to incur significant expenses, and it is likely that our future marketing efforts will require us to incur significant additional expenses. These efforts may not result in increased revenues in the immediate future or at all and, even if they do, any increases in revenues may not offset the expenses incurred. If we fail to successfully promote and maintain our brands while incurring substantial expenses, our results of operations and financial condition would be adversely affected, which may impair our ability to grow our business.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees needed to support our business.

As we continue to experience growth, we believe our success depends on the efforts and talents of our employees, including engineers, financial personnel and marketing professionals. Our future success depends on our continued ability to attract, develop, motivate and retain highly qualified and skilled employees. Competition for highly skilled engineering, sales, technical and financial personnel is extremely intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment.

In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements, and the quality of our services and our ability to serve customers could diminish, resulting in a material adverse effect on our business.

We are dependent on our senior management. Any loss in their services without suitable replacement may adversely affect our operations.

Our business operations depend on the continued services of our senior management, particularly the executive officers named in this report. We rely on their experience in the renewal energy industry, product development, sales and marketing and on their relationships with our customers and suppliers.

The loss of the services of any of our executive directors or executive officers without suitable replacement or the inability to attract and retain qualified personnel will adversely affect our operations and hence, our revenue and profits. In addition, although we have entered into confidentiality and non-competition agreements with our management, there is no assurance that any member of our management team will not join our competitors or form a competing business. If any dispute arises between our current or former officers and us, we may have to incur substantial costs and expenses in order to enforce such agreements in China or we may be unable to enforce them at all.

Our executive officers have limited experience in operating a U.S. public company, and their inability to manage the public company aspects of our business could harm us.

Our executive officers have limited experience in operating a U.S. public company, which makes our ability to comply with applicable laws, rules and regulations uncertain. Our failure to comply with all laws, rules and regulations applicable to U.S. public companies could subject us or our management to regulatory scrutiny or sanction, which could harm our reputation and stock price.

From time to time we may evaluate and potentially consummate acquisitions or alliances, which could require significant management attention, disrupt our business, adversely affect our financial results, be unsuccessful or fail to achieve the desired result.

Although not currently planned, in the future we may evaluate and consider strategic transactions, combinations, acquisitions or alliances to enhance our existing business or develop new products and services. These transactions could be material to our financial condition and results of operations if consummated. If we are able to identify an appropriate business opportunity, we may not be able to successfully consummate the transaction and, even if we do consummate the transaction, we may be unable to obtain the benefits or avoid the difficulties and risks of such a transaction.

Any acquisition or alliance will involve risks commonly encountered in business relationships, including:

●	difficulties in assimilating and integrating the operations, personnel, systems, data, technologies, products and services of the acquired business;

●	inability of the acquired technologies, products or businesses to achieve expected levels of revenue, profitability, productivity or other benefits;

●	difficulties in retaining, training, motivating and integrating key personnel;

●	diversion of management’s time and resources from our normal daily operations;

●	difficulties in successfully incorporating licensed or acquired technology and rights into our products;

●	difficulties in retaining relationships with customers, employees and suppliers of the acquired business;

●	regulatory risks; and

●	liability for activities of the acquired business before the acquisition, including patent, copyright and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities.

We may not make any acquisitions or consummate any alliances, or any future acquisitions or alliances may not be successful. Furthermore, we may not benefit from our business strategy, nor generate sufficient revenue to offset the associated costs or may otherwise not result in the intended benefits. In addition, we cannot assure you that any future acquisition of, or alliance with respect to, new businesses or technology will lead to the successful development of new or enhanced products and services or that any new or enhanced products and services, if developed, will achieve market acceptance or prove to be profitable.

We may need additional capital, and financing may not be available on terms acceptable to us, or at all.

Although our current cash and cash equivalents, anticipated cash flows from operating activities and the proceeds from the proposed offering pursuant to a registration statement on the Form S-1 (No. 333-229492) will be sufficient to meet our anticipated working capital requirements and capital expenditures in the ordinary course of business for at least 12 months following the proposed offering, there is a risk that we may need additional cash resources in the future to fund our growth plans or if we experience adverse changes in business conditions or other developments. We may also need additional cash resources in the future if we find and wish to pursue opportunities for new investments, acquisitions, capital expenditures or similar actions. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain credit facilities. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. The issuance and sale of additional equity would result in further dilution to our shareholders.

We may incur substantial debt in the future, which may adversely affect our financial condition and negatively impact our operations.

We may decide in the future to finance our company through incurring debt. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating cash flow is insufficient to repay debt obligations;

●	acceleration of obligations to repay the indebtedness (or other outstanding indebtedness), even if we make all principal and interest payments when due, if we breach any covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	diverting a substantial portion of cash flow to pay principal and interest on such debt, which would reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes; and

●	creating potential limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate.

The occurrence of any of these risks could adversely affect our operations or financial condition.

Our business is subject to risks related to lawsuits and other claims brought by our clients or business partners. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, results of operations and financial condition.

We are subject to lawsuits and other claims in the ordinary course of our business. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, companies, governmental or other entities in civil, administrative or criminal investigations and proceedings. These claims could be asserted under a variety of laws and regulations, including but not limited to contract laws, product liability laws, consumer protection laws or regulations, intellectual property laws, environmental laws, and labor and employment laws. These actions could expose us to adverse publicity and to monetary damages, fines and penalties, as well as suspension or revocation of licenses or permits to conduct business. Even if we eventually prevail in these matters, we could incur significant legal fees or suffer reputational harm, which could have a material adverse effect on our business and results of operations as well as our future growth and prospects.

We may have exposure to greater than anticipated tax liabilities.

We are subject to enterprise income tax, value-added tax, and other taxes in each province and city in China where we have operations. Our tax structure is subject to review by various local tax authorities. The determination of our provision for income tax and other tax liabilities requires significant judgment. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate decisions by the relevant tax authorities may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Certain data and information in this report were obtained from third-party sources and were not independently verified by us.

This report contains certain data and information that we obtained from various government and private entity publications including industry information from government publications and publicly available third party publications. Statistical data in these publications also include projections based on a number of assumptions.

We have not independently verified the data and information contained in such third-party publications and reports. Data and information contained in such third-party publications and reports may be collected using third-party methodologies, which may differ from the data collection methods used by us. In addition, these industry publications and reports generally indicate that the information contained therein is believed to be reliable, but do not guarantee the accuracy and completeness of such information. However, we are responsible for the accuracy and completeness of the disclosure herein including the data from third parties and investors are entitled to rely on such disclosure.

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

We are exposed to inventory risks that may adversely affect operating results as a result of changes in sales channels, product pricing, consumer demand, and other factors. As of October 7, 2019, we had a bottled wine inventory of 66,992 bottles and an un-bottled inventory of approximately 195 tons. We endeavor to predict accurately, based on information from distributors and reasonable assumptions, the expected demand for their products in order to avoid overproduction. We plan to sell the products through our sales channels, including stores, gas stations and direct sales. Demand for products, however, can change significantly between the time of production and the date of sale. It may be more difficult to make accurate predictions regarding new products. In part, we depend on the marketing initiatives and efforts of distributors in promoting products and creating consumer demand and we have limited or no control regarding their promotional initiatives or the success of their efforts. If we fail to predict accurately demand for products and market and sell our products diligently, we may face write-downs or other charges on inventories.

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

Risks Related to Doing Business in the PRC

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.

All of our revenue generating operations are located in China. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic and social conditions in China generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in China, in the policies of the Chinese government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our business and operating results, leading to a reduction in demand for our services and adversely affecting our competitive position. The Chinese government has implemented various measures to encourage economic growth and to guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. More so, in the past, the Chinese government had implemented certain measures, including interest rate adjustments, to control the pace of economic growth. These measures may have caused a decrease in economic activity in China, which could adversely affect our business and operating results.

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

A severe or prolonged downturn in the Chinese or global economy or markets, including as a result of escalating trade disputes with the United States and other factors, could materially and adversely affect our business and financial condition.

Any prolonged slowdown in the Chinese or global economy may have a negative impact on our business, results of operations and financial condition. Economic conditions in China are sensitive to global economic conditions. The global financial markets have experienced significant volatility in recent years, which may continue. While the Chinese economy has experienced significant growth over past decades, growth has been unsteady, both geographically and among various sectors of the economy. There are also uncertainties (and resulting capital market turbulence) regarding the likelihood and timing of policy changes (including the imposition of tariffs on Chinese goods) by the Trump Administration in the United States and the subsequent impact on world economy. Also, there are considerable uncertainties over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and China. There have also been concerns over the unrest in the Middle East and Africa, which have resulted in volatility of financial and other markets. In addition, significant uncertainty exists regarding the timing of the United Kingdom’s anticipated withdrawal from the European Union and the effects such withdrawal may have on world economy. There have also been concerns regarding the economic effects involving the tensions between China and other surrounding Asian countries.

If present Chinese and global economic uncertainties persist, the taxable and other income of the local government and fiscal support from central government may be limited and the government’s demand and budget to procure our products and services may decline. Should any of this situation occur, our operating income would decline, and our business and financial condition would be negatively impacted. Additionally, continued turbulence in the international markets may adversely affect our ability to access the capital markets to meet liquidity needs.

Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

We are required under PRC laws and regulations to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of our employees up to a maximum amount specified by the local government from time to time at locations where we operate our businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. We have not made adequate employee benefit payments. As of July 31, 2019 and July 31, 2018, the outstanding employee  benefits payments due to the local labor bureau were $199,500 and $174,971, respectively. We may be required to make up the contributions for these plans as well as to pay late fees and fines. If we are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

Uncertainties with respect to the PRC legal system could adversely affect us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protection afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in the report based on foreign laws.

We are a company incorporated under the laws of Nevada, but we conduct substantially all of our operations in China, and substantially all of our assets are located in China. In addition, all our senior executive officers reside within China for a significant portion of the time and most are PRC nationals. As a result, it may be difficult for our shareholders to effect service of process upon us or upon those located in China. In addition, China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States or many other countries or regions. Therefore, recognition and enforcement in China of judgments of a court in any of these non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

We may rely on dividends and other distributions on equity paid by our PRC subsidiary to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiary to make payments to us could have a material adverse effect on our ability to conduct our business.

We are a Nevada holding company and we rely principally on dividends and other distributions on equity from our PRC subsidiary and consolidated affiliates for our cash requirements, including for services of any debt we may incur. Our PRC subsidiary and consolidated affiliates’ ability to distribute dividends is based upon their distributable earnings. Current PRC regulations permit our PRC subsidiary and consolidated affiliates to pay dividends to their shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiary and consolidated affiliates are required to set aside at least 10% of their after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of their registered capital. Our PRC subsidiary as a “foreign invested enterprise” under PRC law is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at its discretion. These reserves are not distributable as cash dividends. If our PRC subsidiary and consolidated affiliates incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Any limitation on the ability of our PRC subsidiary and consolidated affiliates to distribute dividends or other payments to their shareholders could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated, excluding Hong Kong resident enterprises.

Substantial uncertainties exist with respect to the enactment timetable, interpretation and implementation of the draft PRC Foreign Investment Law, and its enactment may materially and adversely affect our business and financial condition.

In December 2018, the National People’s Congress of China published a discussion draft of a new proposed Foreign Investment Law aiming to replace the major existing laws governing foreign direct investment in China. The draft Foreign Investment Law applies to PRC enterprises established, acquired or otherwise invested wholly or partially by foreign investors in a manner prescribed under applicable PRC laws and regulations. It also governs investment activities in China by foreign investors. The draft Foreign Investment Law does not clearly define “foreign investor”. Therefore, we cannot assure you if Xiangtian Shenzhen, our wholly owned subsidiary in China will be deemed as a “foreign investor” and subject to the draft Foreign Investment Law once such proposed legislation becomes effective.

Once an entity is determined to be an FIE and its investment amount exceeds certain thresholds or its business operations fall within a restricted industry under the “negative list” issued or approved by the State Council, such entity will be required to obtain market entry clearance from the PRC Ministry of Commerce (“MOFCOM”) or its local counterparts and other relevant PRC government agencies. If a foreign investor is found to invest in any prohibited industry in the “negative list”, such foreign investor may be required to, among other aspects, suspend its investment activities, dispose of its equity interests or assets of the FIEs and forfeit its income.

In addition, Xiangtian Shenzhen may enter into procurement agreements with local government agencies, and the relevant business carried out by our Xiangtian Shenzhen and our investment in the Xiangtian Shenzhen currently are not subject to the national security review under applicable PRC laws and regulations. However, if Xiangtian Shenzhen is deemed as a “foreign investor” and our future business operations or potential mergers and acquisitions we enter into in the PRC are related to material infrastructure or other national security sensitive areas or industries involving certain key technologies, national security review requirements will likely apply. According to the draft Foreign Investment Law as proposed, if a foreign investor fails to apply for the national security review, a joint committee established by the State Council may require the investor to suspend or terminate its investment, dispose of relevant equity interests in the FIE or take other actions to mitigate or eliminate the national security risk. Under such circumstances, our business, operations, financial conditions and future investments may be adversely affected.

The approval of the China Securities Regulatory Commission may be required in connection with this offering under a regulation adopted in August 2006, as amended, and, if required, we cannot predict whether we will be able to obtain such approval.

The Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), adopted by six PRC regulatory agencies in August 2006 and amended in 2009, requires an overseas special purpose vehicle formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals to obtain the approval of the China Securities Regulatory Commission (the “CSRC”), prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. In September 2006, the CSRC published a notice on its official website specifying documents and materials required to be submitted to it by a special purpose vehicle seeking CSRC approval of its overseas listings. The application of the M&A Rules remains unclear.

Our PRC counsel, Beijing Docvit Law Firm, has advised us based on their understanding of the current PRC laws, rules and regulations that the CSRC’s approval is not required for the listing and trading of our securities on the Nasdaq in the context of this offering, given that:

(i)	our PRC subsidiary, Xiangtian Shenzhen, was incorporated as a wholly foreign-owned enterprise by means of direct investment rather than by merger or acquisition by our company of the equity interest or assets of any “domestic company” as defined under the M&A Rules, and no provision in the M&A Rules classifies the contractual arrangements between our company, our PRC subsidiary and any of our consolidated affiliated entities as a type of acquisition transaction falling under the M&A Rules;

(ii)	we do not hold any equity interests in Xianning Xiangtian or any of its PRC subsidiaries; and

(iii)	the CSRC currently has not issued any definitive rule concerning whether offerings like the offering contemplated by our company under this prospectus are subject to prior CSRC approval.

However, there remains some uncertainty as to how the M&A Rules will be interpreted or implemented in the context of an overseas offering and the CSRC’s opinions summarized above are subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules. We cannot assure you that relevant PRC government agencies, including the CSRC, would reach the same conclusion as we do. If the CSRC or any other PRC regulatory agencies subsequently determines that we need to obtain the CSRC’s approval for this offering or if the CSRC or any other PRC government agencies promulgates any interpretation or implements rules before our listing that would require us to obtain CSRC or other governmental approvals for this offering, we may face adverse actions or sanctions by the CSRC or other PRC regulatory agencies. Sanctions may include fines and penalties on our operations in the PRC, limitations on our operating privileges in the PRC, delays in or restrictions on the repatriation of the proceeds from this offering into the PRC, restrictions on or prohibition of the payments or remittance of dividends by our PRC subsidiary, or other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to halt this offering before the settlement and delivery of the securities that we are offering. Consequently, if you engage in market trading or other activities in anticipation of and prior to the settlement and delivery of the securities we are offering, you would be doing so at the risk that the settlement and delivery may not occur. In addition, if the CSRC or other PRC regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals for this offering, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such approval requirement could have a material adverse effect on the trading price of our securities.

Fluctuations in the value of the Renminbi could have a material adverse effect on your investment.

The change in the value of the Renminbi against the U.S. dollar and other currencies is affected by various factors such as changes in political and economic conditions in the PRC. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar, and the Renminbi appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the Renminbi and the U.S. dollar remained within a narrow band. Since June 2010, the Renminbi has fluctuated against the U.S. dollar, at times significantly and unpredictably. It is difficult to predict how market forces or PRC or U.S. government policies may impact the exchange rate between the Renminbi and the U.S. dollar in the future.

Any significant appreciation or revaluation of the Renminbi may have a material adverse effect on the value of, and any dividends payable on, our common stock in foreign currency terms. More specifically, if we decide to convert our Renminbi into U.S. dollars, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. To the extent that we need to convert U.S. dollars that we receive from our initial public offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount that we receive from the conversion. In addition, appreciation or depreciation in the exchange rate of the Renminbi to the U.S. dollar could materially and adversely affect the price of our common stock in U.S. dollars without giving effect to any underlying change in our business or results of operations.

Governmental control of currency conversion may limit our ability to utilize our operating income effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our operating income in Renminbi. Under our current corporate structure, our Nevada holding company primarily relies on dividend payments from our PRC subsidiary and consolidated entities to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be converted into foreign currencies without prior approval of SAFE by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, cash generated from the operations of our PRC subsidiary and consolidated entities in China may be used to pay dividends to our company. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of PRC subsidiary and consolidated entities to pay off their respective debt in a currency other than Renminbi owed to entities outside of China, or to make other capital expenditure payments outside of China in a currency other than Renminbi. The PRC government may at its own discretion restrict access to foreign currencies for current account transactions in the future. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our stockholders, including holders of our common stock.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident beneficial owners or our PRC subsidiary to liability or penalties, limit our ability to inject capital directly into our PRC subsidiary, limit our PRC subsidiary’s ability to increase its registered capital or distribute profits to us, or may otherwise adversely affect us.

In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles (“SAFE Circular 37”), to replace the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles (“SAFE Circular 75”), which ceased to be effective upon the promulgation of SAFE Circular 37. SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our stockholders who are PRC residents and may be applicable to any offshore acquisitions that we make in the future.

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles (the “SPVs”), will be required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV is required to update its filed registration with the local branch of SAFE with respect to that SPV, to reflect any material change. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE. If any PRC shareholder of such SPV fails to make the required registration or to update the previously filed registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiary in China. On February 13, 2015, the SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound overseas direct investments, including those required under SAFE Circular 37, will be filed with qualified banks instead of SAFE. The qualified banks will directly examine the applications and accept registrations under the supervision of SAFE.

Our PRC stockholders are subject to SAFE regulations, and are in the process of obtaining necessary registrations with the local SAFE branch or qualified banks as required by SAFE Circular 37. We cannot assure you, however, that all of these individuals will obtain necessary SAFE registrations or may continue to make required filings or updates on a timely manner, or at all. We can provide no assurance that we are or will in the future continue to be informed of identities of all PRC residents holding direct or indirect interest in our company. Any failure or inability by such individuals to comply with SAFE regulations may subject us to fines or legal sanctions, such as restrictions on our cross-border investment activities or our PRC subsidiary’s ability to distribute dividends to, or obtain foreign exchange-denominated loans from, our company or prevent us from making distributions or paying dividends. As a result, our business operations and our ability to make distributions to you could be materially and adversely affected.

Furthermore, as these foreign exchange regulations are still relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly Listed Company (the “Stock Option Rules”, replacing earlier rules promulgated in 2007. Pursuant to these rules, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiaries of such overseas-listed company, and complete certain other procedures. In addition, an overseas-entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. Failure to complete the SAFE registrations may subject the grantees of stock incentive awards to fines and legal sanctions, there may be additional restrictions on the ability of them to exercise their stock options or remit proceeds gained from the sale of their stock into the PRC. We also face regulatory uncertainties that could restrict our ability to adopt incentive plans for our directors, executive officers and employees under PRC law. See “Regulation – Regulations on Employee Stock Incentive Plans.”

If we are classified as a PRC resident enterprise for PRC enterprise income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC stockholders.

Under the PRC Enterprise Income Tax Law and its implementation rules, an enterprise established outside of the PRC with its “de facto management body” within the PRC is considered a “resident enterprise” and will be subject to the enterprise income tax on its global income at the rate of 25%. The implementation rules define the term “de facto management body” as the body that exercises full and substantial control and overall management over the business, productions, personnel, accounts, and properties of an enterprise. In 2009, the State Administration of Taxation (“SAT”), issued a circular, known as SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although this circular only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the criteria set forth in the circular may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the tax resident status of all offshore enterprises. According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be regarded as a PRC tax resident by virtue of having its “de facto management body” in China, and will be subject to PRC enterprise income tax on its global income only if all of the following conditions are met: (i) the primary location of the day-to-day operational management is in the PRC; (ii) decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC; (iii) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions are located or maintained in the PRC; and (iv) at least 50% of voting board members or senior executives habitually reside in the PRC.

We do not believe our company is a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to the determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that our company is a PRC resident enterprise for enterprise income tax purposes, we will be subject to PRC enterprise income tax on our worldwide income at the rate of 25%. Furthermore, we will be required to withhold a 10% withholding tax from dividends we pay to our stockholders that are non-resident enterprises, including the holders of our common stock. In addition, non-resident enterprise stockholders may be subject to PRC tax at a rate of 10% on gains realized on the sale or other disposition of common stock, if such income is treated as sourced from within the PRC. Furthermore, if we are deemed a PRC resident enterprise, dividends paid to our non-PRC individual stockholders and any gain realized on the transfer of our common stock by such stockholders may be subject to PRC tax at a rate of 20% (which, in the case of dividends, may be withheld at source). These rates may be reduced by an applicable tax treaty, but it is unclear whether non-PRC stockholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in our common stock.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

On February 3, 2015, the SAT issued the Public Notice Regarding Certain Corporate Income Tax Matters on Indirect Transfer of Properties by Non-Tax Resident Enterprises (“SAT Bulletin 7”). SAT Bulletin 7 extends its tax jurisdiction to transactions involving the transfer of taxable assets through the offshore transfer of a foreign intermediate holding company. In addition, SAT Bulletin 7 has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. SAT Bulletin 7 also brings challenges to both foreign transferor and transferee (or another person who is obligated to pay for the transfer) of taxable assets.

On October 17, 2017, the SAT issued the Announcement of the State Administration of Taxation on Issues Concerning the Withholding of Nonresident Enterprise Income Tax at Source (“SAT Bulletin 37”), which came into effect on December 1, 2017. The SAT Bulletin 37 further clarifies the practice and procedure of withholding of nonresident enterprise income tax.

Where a nonresident enterprise transfers taxable assets indirectly by disposing of the equity interests of an overseas holding company, which is an Indirect Transfer, the nonresident enterprise as either transferor or transferee, or the PRC entity that directly owns the taxable assets, may report such Indirect Transfer to the relevant tax authority. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and if it was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC enterprise income tax, and the transferee or another person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise. Both the transferor and the transferee may be subject to penalties under PRC tax laws if the transferee fails to withhold the taxes and the transferor fails to pay the taxes.

We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, the sale of the shares in our offshore subsidiaries and investments. Our company may be subject to filing obligations or taxed if our company is transferor in such transactions, and may be subject to withholding obligations if our company is transferee in such transactions, under SAT Bulletin 7 and/or SAT Bulletin 37. For transfer of shares in our company by investors who are non-PRC resident enterprises, our PRC subsidiaries may be requested to assist in the filing under SAT Bulletin 7 and/or SAT Bulletin 37. As a result, we may be required to expend valuable resources to comply with SAT Bulletin 7 and/or SAT Bulletin 37 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that our company should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

Failure to comply with the U.S. Foreign Corrupt Practices Act and Chinese Anti-Corruption laws could subject us to penalties and other adverse consequences.

We are required to comply with China’s anti-corruption laws and the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or the price of our common stock could be adversely affected if we become the target of any negative publicity as a result of actions taken by our employees or other agents.

PRC laws and regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

PRC laws and regulations, such as the M&A Rules, the Anti-Monopoly Law promulgated by the PRC National People’s Congress in 2007 and the Notice on the Establishment of the Security Review System in Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by the State Council, or the Security Review Rule, establish procedures and requirements that could make some acquisitions of Chinese companies by foreign investors and companies more time-consuming and complex, including requirements in some instances that various governmental authorities be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. For example, on February 3, 2011, the State Council promulgated the Security Review Rule, which provides, among other things, that merger and acquisition transactions by foreign investors of PRC enterprises in sensitive sectors or industries, such as Internet information service industry, which our operations fall within, could be subject to security review. Consequently, any such transaction could be blocked due to their effect on the national defense security, national economic stability, basic social life order, or capacity of indigenous research and development of key technologies. On August 25, 2011, the Ministry of Commerce promulgated the Regulations on Implementing the Security Review System in Mergers and Acquisition of Domestic Enterprises by Foreign Investors, which, among other things, set forth detailed provisions on how the security review of relevant transactions would be conducted, and provide for that foreign investors could not for any reason evade the security review process through entrustment, phased-in investment, leasing, loans and control agreement, and overseas transactions. We could expand our business in part by acquiring complementary businesses. Complying with the requirements of the relevant PRC laws and regulations to complete such transactions could be time-consuming, and any required approval processes could delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

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

PRC regulation of loans to, and direct investment in, PRC entities by offshore holding companies and governmental control of currency conversion could limit our use of the proceeds we receive from the proposed offering to fund our expansion or operations.

As an offshore holding company with PRC subsidiaries and affiliated entities, we may transfer funds to our PRC Entities or finance our operating entity by means of loans or capital contributions. Any loans to our PRC Entities, which are foreign-invested enterprises, cannot exceed statutory limits based on the difference between the amount of our investments and registered capital in such subsidiaries, and shall be registered with SAFE, or its local counterparts. Furthermore, any capital increase contributions we make to our PRC Entities, which are foreign-invested enterprises, shall be approved by China’s Ministry of Commerce, or its local counterparts. We may not be able to obtain these government registrations or approvals on a timely basis, if at all. If we fail to receive such registrations or approvals, our ability to provide loans or capital to increase contributions to our PRC Entities may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

Risks Related to Our Common Stock

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

Our Common Stock is quoted on the OTCQB, which provides significantly less liquidity than a securities exchange (such as the NYSE American, New York Stock Exchange or the Nasdaq). There is uncertainty that we will ever be accepted for a listing on a national securities exchange.

There is currently a very limited volume of trading in our Common Stock, and on many days there has been no trading activity. The purchasers of shares of our Common Stock may find it difficult to resell their shares at prices quoted in the market or at all.

Two persons have significant voting power and may take actions that may not be in the best interests of other stockholders.

Zhou Jian, our Chairman, and Zhou Deng Hua, our Chief Executive Officer, who are also on our Board, control an aggregate of 61.5% of our voting securities. If Zhou Jian and Zhou Deng Hua act together, they will be able to exert significant control over the Company’s management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of the common stock. This concentration of ownership may not be in the best interests of all of the Company’s stockholders.

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

Future sales of our common stock by our existing stockholders may negatively impact the trading price of our common stock.

If a substantial number of our existing stockholders decide to sell shares of their common stock in the public market following the completion of the proposed offering, the price at which our common stock trades could decline.  Additionally, the public market’s perception that such sales might occur may also depress the price of our common stock.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our corporate headquarters are located at No.1, Fuqiao Village, Henggouqiao Town, Xianning, Hubei, China 437012, where we lease an office area of approximately 3,128 square meters for our management, sales and marketing, product development and administrative departments.

A summary of the properties owned or leased by us as of the date of this report is shown below:

Company	Ownership	Area (in Square Meters)	Annual Rent	Purpose	Property Location	Expiration Date
Sanhe Xiangtian	Lease	7,656	$124,580	Principal office, factory and dormitory	Sanhe City, Hebei Province	August 31, 2024(terminated in April 2019)
Sanhe Xiangtian	Lease	100	$7,000	Office	Sanhe City, Hebei Province	June 14, 2020
Xianning Xiangtian	Lease	3,128	$17,561	Office	Xianning, Hubei Province	July 31, 2020
Xianning Xiangtian	Lease	-	$581,387	Factory	Xi'an, Shaanxi Province	October 31, 2021
Jingshan Sanhe	Lease	59,956	$400,000	Office and factory	Jingshan, Hubei Province	April 10, 2023
Xiangtian Zhongdian	Lease	4,628	$25,982	Factory and research center	Xianning, Hubei Province	February 5, 2021
Hubei Jinli	Owns	7,924.44	-	Office and factory	Xianning, Hubei Province	November 11, 2056
Tianjin Jiabaili	Lease	-	$440	Factory	Tianjin	August 8, 2026
Tianjin Jiabaili	Lease	-	$20,918	Office	Tianjin	July 8, 2023
Rongentang Wine	Owns	48,507.57	-	Factory and office	Xianning Hubei	December 8, 2055 and November 23, 2056

Sanhe Xiangtian’s office with an annual rent of $7,000 was leased from a company controlled by Zhou Deng Rong. All other leased facilities that we currently occupy are leased from independent third parties. We believe that the facilities that we currently own or lease are adequate to meet our needs for the foreseeable future, and we believe that we will be able to obtain adequate facilities, principally through leasing of additional properties, to accommodate our future expansion plans. We are subject to PRC regulations on property lease. See “Business – PRC Governmental Regulations – Regulations Relating to Property Lease.”

ITEM 3. Legal Proceedings

Cancellation of restricted common stock

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

Contract dispute – Sanhe Xiangtian vs. Shandong Taidai

Sanhe Xiangtian is involved in a litigation with Shandong Taidai Photovoltaic Technology Co., Ltd. (“Shandong Taidai”) for contractual dispute. Sanhe Xiangtian filed a complaint on January 24, 2018 with the Sanhe People’s Court and claimed for damages of RMB 1,000,000 (approximately $149,245) caused by Shandong Taidai as it provided the unqualified construction project. On June 5, 2019, the court ruled Shandong Taidai to pay for the damages of Sanhe Xiangtian in the amount RMB 15,826,000 (approximately $2.3 million) and other associated fees of RMB 23,000 (approximately $3,000). As of the date of this report, the Company has not received any appealing notice from Shandong Taidai. The Company does not believe the litigation will have significant impact on its consolidated financial statements as the Company will record the gain contingency upon receiving the settlement charges.

Shandong Taidai filed a lawsuit against Sanhe Xiangtian with Dongying City Intermediate People’s Court of Shandong Province on November 29, 2018 regarding the same project and claimed unpaid work of RMB 4,089,150 (approximately $610,284) and liquidated damages of RMB 2,025,139 (approximately $302,242). As of December 19, 2018, Sanhe Xiangtian has submitted an application objecting to the jurisdiction of Dongying City Intermediate People’s Court of but the application was rejected. On January 23, 2019, Sanhe Xiangtian appealed the ruling in the jurisdiction of Dongying City Intermediate People’s Court. Currently, the case is under review by the Dongying City Intermediate People’s Court. The Company does not believe the litigation will have a material impact on its current operations and financial statements as the accounts payable amount has been properly accrued.

Acquisition payment dispute – Sanhe Xiangtian vs. Wehhan Han and Guifen Wang

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

On April 15, 2019, Xianning Xiangtian filed a lawsuit against Wenhan Han and Guifen Wang, former shareholders of Tianjin Jiabaili, for the same dispute over the equity transfer of Tianjin Jiabaili in the People’s Court of Jizhou District, Tianjin City. Xianning Xiangtian claimed a damage amounting to RMB 2,000,000 (approximately $0.3 million) and demanded immediate refund of RMB 5,080,000 (approximately $0.8 million) plus a 6% annual interest starting from April 15, 2019 due to misrepresentation of the production facility of Tianjin Jiabaili from the former shareholders of Tianjin Jiabiali. A hearing is scheduled on June 11, 2019 and the court approved the request of the Company to freeze Wenhan Han and Guifen Wang’s personal assets worth of RMB 7,080,000 (approximately $1.0 million). Currently, the case is under review by the Dongying City Intermediate People’s Court. Management currently cannot estimate the outcome of the litigation.

Labor dispute – Qiao Lijuan vs. Tianjin JiaBaiLi

Regarding the labor dispute lawsuit between Qiao Lijuan and Tianjin JiaBaiLi Petroleum Products Co., Ltd. (Hereinafter referred to as “JiaBaiLi”), on July 23, 2019, Qiao Lijuan sued JiaBaiLi (Defendant A) and the 1st Sales Company of JiaBaiLi (Defendant B) before Jizhou Court claiming Defendant B to pay RMB 7,000 (approximately $1,000) for salary, Defendant A to bear the joint and several liability and both Defendant A and B to bear the litigation fees. Currently, such case is in the process of court hearing and deliberation. The Company does not believe the litigation will have a material impact on its current operations and financial statements.

Negotiable instruments dispute – Kelin Environmental Protection Equipment, Inc.

Regarding the negotiable instruments dispute of Kelin Environmental Protection Equipment, Inc. (Hereinafter referred to as “Kelin”), as Kelin had not paid the draft due and expired, it was pursued by the holders. Xiangtian Zhongdian, as the one of the endorsers, are involved in 14 lawsuits currently and the amount is RMB 4.1 million (approximately $0.6 million). Xiangtian Zhongdian may be jointly and severally liable in the above cases, but it may recourse to the former endorsers after compensation.

Shimen Government Inquiry

On June 10, 2019, Xianning Xiangtian received an inquiry from Shimen County Market Supervision Bureau (the "Bureau") with respect to a formal investigation it initiated against Xianning Xiangtian on May 10, 2019.  The Bureau stated it is investigating that Xianning Xiangtian was selling its shares to the public in anticipation of a Nasdaq listing in the near future as part of a multi-level marketing scheme.  On June 14, 2019, Xianning Xiangtian issued a Letter of Statement in response to the inquiry and stated Xianning Xiangtian never issued any shares to the unspecified public since its incorporation and that all of the Company's shares are registered with VStock Transfer Agent. Following Xianning Xiangtian’s delivery of its Letter of Statement, it has not received any further inquiries from the Bureau. We believe that these allegations are false and without merit, and intends to vigorously defend against it.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Our Common Stock is quoted on the OCTQB tier of the OTC Markets (“OTCQB”) under the symbol “XTEG.”

The following table shows, for each quarter of the 2019 and 2018 fiscal years, the range of reported high and low bid quotations of our Common Stock as reported by the OTCQB. The quotations from the OTCQB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	High	Low

2019:
Fourth quarter, ended July 31, 2019	$4.18	$4.18
Third quarter, ended April 30, 2019	5.08	5.08
Second quarter ended January 31, 2019	4.60	4.59
First quarter ended October 31, 2018	4.51	3.26

2018:
Fourth quarter, ended July 31, 2018	$4.64	$4.64
Third quarter, ended April 30, 2018	4.20	4.20
Second quarter ended January 31, 2018	3.90	3.90
First quarter ended October 31, 2017	2.78	2.78

The last reported sale price for our Common Stock on OTCQB on October 14, 2019 was $3.88 per share.

VSTOCK Transfer, LLC is our stock transfer agent. They can be contacted by telephone at (212) 828-8436 and by facsimile at (646) 536-3179.

Holders

As of October 14, 2019, 531,042,000 shares of Common Stock were issued and outstanding and there were 371 shareholders of record of our Common Stock.

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

The consolidated statements of operations data for the years ended July 31, 2019, 2018, and 2017 and the consolidated balance sheets data as of July 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this annual report. The consolidated statements of operations data for the years ended July 31, 2016 and 2015 and the consolidated balance sheets data as of July 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements included in our prior annual reports. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	Year Ended July 31,
	2019	2018	2017	2016	2015
Consolidated statement of operations data:
Revenue	$53,126,913	$15,269,788	$9,521,371	$10,839,955	$20,772,028
Cost of revenue	40,216,790	12,631,464	8,543,207	9,642,803	17,781,011
Gross profit	12,910,123	2,638,324	978,164	1,197,152	2,991,017
Operating expenses	11,572,919	3,487,755	5,393,633	1,723,863	1,237,953
Income (loss) from operations	1,337,204	(849,431)	(4,415,469)	(526,711)	1,753,064
Other income (expenses), net	(1,163,099)	(269,844)	9,551	145,209	(178,764)
Income (loss) before income taxes	174,105	(1,119,275)	(4,405,918)	(381,502)	1,574,300
Income tax expense	(1,964,238)	(180,147)	(158,241)	(226,682)	(916,840)
Net Income (loss) from continuing operations	(1,790,133)	(1,299,422)	(4,564,159)	(608,184)	657,460
Net income from discontinued operations, net of applicable income taxes	1,051,152	-	-	-	-
Net income (loss)	(738,981)	(1,299,422)	(4,564,159)	(608,184)	657,460
Less: Net income attributable to non-controlling interest from continuing operations	241,197	66,883	-	-	-
Less: Net income attributable to non-controlling interest from discontinued operations	105,115	-	-	-	-
Net income (loss) attributable to common stockholders	$(1,085,293)	$(1,366,305)	$(4,564,159)	$(608,184)	$657,460
Net income (loss) per share attributable to common stockholders - basic & diluted
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$0.00
Discontinued operations	$0.00	$-	$-	$-	$-

	As of July 31,
	2019	2018	2017	2016	2015

Consolidated balance sheet data:
Cash	$3,459,783	$14,245,783	$1,156,969	$1,226,220	$502,029
Restricted cash	76,698	-	-	-	-
Short-term investment	435,787	-	-	-	-
Notes receivable	2,064,405	1,303,443	-	-	-
Accounts receivable, net	3,928,854	5,142,780	1,142,631	2,848,904	4,720,093
Inventories, net	6,839,579	5,141,533	550,413	2,080,853	1,463,856
Advances to suppliers	4,723,258	1,101,472	1,168,867	4,594,299	5,173,680
Contract assets	-	2,883,408	2,916,902	710,652	-
Loan receivables	-	1,759,428	-	-	-
Other current assets	2,067,166	1,881,586	12,308	617,685	1,693,818
Current assets of discontinued operations	4,441,772	-	-	-	-
Total current assets	28,037,302	33,459,433	6,948,090	12,078,613	13,553,476

Property, plant and equipment, net	15,061,856	11,966,233	4,330,333	4,520,735	7,679,323
Intangible assets, net	7,789,979	9,260,643	-	-	-
Deposit for property, plant and equipment	-	-	2,080,436	178,617	90,826
Goodwill	3,758,145	4,133,143	-	-	-
Other non-current assets	192,327	208,498	-	-	-
Other assets of discontinued operations	9,537,179	-	-	-	-
Total assets	64,376,788	59,027,950	13,358,859	16,777,965	21,323,625
Total current liabilities	29,965,564	48,365,755	9,352,725	8,275,631	9,086,256
Capital lease obligations - non-current	-	-	-	-	2,687,887
Investment payable - non-current	279,764	7,205,133	-	-	-
Total stockholders’ equity	$34,131,460	$3,457,062	$4,006,134	$8,502,334	$9,549,482

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

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

In March 2018, Xianning Xiangtian formed Xiangtian Zhongdian (Hubei) New Energy Co. Ltd. (“Xiangtian Zhongdian”), a joint venture in China, in which Xianning Xiangtian holds a 70% ownership interest with the remaining 30% ownership held by Nanjing Zhongdian Photovoltaic Co. Ltd. Xiangtian Zhongdian is in the business of manufacturing and sales of PV panels. In April 2018, Xianning Xiangtian formed a wholly owned subsidiary, Jingshan Sanhe Xiangtian New Energy Technology Co. Ltd. (“Jingshan Sanhe”), which is engaged in the business of researching, manufacturing and sales of high-grade synthetic fuel products. In June 2018, Xianning Xiangtian acquired Hubei Jinli Hydraulic Co., Ltd. (“Hubei Jinli”), which is engaged in the business of manufacturing and sales of hydraulic parts and electronic components, and acquired Tianjin Jiabaili Petroleum Products Co. Ltd. (“Tianjin Jiabaili”), which is engaged in the business of manufacturing and sales of petroleum products (Note 3 – Business combinations). In August 2018, Xianning Xiangtian formed a wholly owned subsidiary, Xianning Xiangtian Trade Co. Ltd. (“Xiangtian Trade”), which engaged in trading general merchandise.

In December 2018, Xianning Xiangtian acquired Hubei Rongentang Wine Co., Ltd. (“Wine Co.”), which is engaged in the business of manufacturing and sales of wine, and acquired Hubei Rongentang Herbal Wine Co., Ltd. (“Herbal Wine Co.”), which is engaged in the business of manufacturing and sales of herbal wine products.

The table below illustrates the businesses we conduct through our subsidiaries and consolidated affiliated entities:

Subsidiary	Principal Business	Location
Sanhe Xiangtian	Sales of PV panels, air compression equipment and heat pump products and sale and installation of power generation systems and PV systems	Hebei Province
Xiangtian Zhongdian	Manufacture and sales of PV panels	Hubei Province
Jingshan Sanhe	Manufacturing and sales of Synthetic fuel products	Hubei Province
Hubei Jinli	Manufacture and sales of hydraulic parts and electronic components	Hubei Province
Tianjin Jiabaili	Synthetic fuel production	Tianjin
Xianning Xiangtian	Manufacturing and sales of air compression equipment and heat pump products	Hubei Province
Xiangtian Trade	Sale of synthetic fuel products	Hubei Province
Rongentang Wine	Wine production	Hubei Province
Rongentang Herbal Wine	Herbal Wine production	Hubei Province

In September and October 2018, January 2019 and March 2019, Mr. Jian Zhou, our Chairman and principal shareholder as well as a shareholder of Xianning Xiangtian, and Zhou Deng Rong, the Company’s former Chief Executive Officer and director, injected an aggregate of RMB 209,260,000 (approximately $30.8 million) as capital contribution to Xianning Xiangtian.

On November 5, 2018, we changed our name to XT Energy Group, Inc. through a merger with and into our newly formed wholly-owned subsidiary formed for the purpose of affecting the name change.

On May 24, 2019, the Company’s Board of Directors (the “Board”), discussed a plan to pursue the potential sale of all its ownership interest in Herbal Wine Co. and Wine Co. in order to shift its business focus on its energy related business. Therefore the result of operations was presented as discontinued operations as of and for the year ended July 31, 2019 consolidated financial statements.

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

Results of Operations

The following discussion should be read in conjunction with the audited consolidated financial statement of the Company for the years ended July 31, 2019, 2018 and 2017 and related notes thereto.

The Year Ended July 31, 2019 Compared to the Year Ended July 31, 2018

Continuing Operations

Revenue

Our revenue was derived from the installation of power generation systems, the sales of PV panels and others, air compression equipment and other components, heat pump products, high-grade synthetic fuel products, and hydraulic parts and electronic components for the year ended July 31, 2019.

Total revenues increased by $37,857,125 or 247.9%, to $53,126,913 for the year ended July 31, 2019 as compared to $15,269,788 for the year ended July 31, 2018. The overall increase was primarily attributable to the increase of revenue generated from sales of PV panels and other products, heat pumps, high-grade synthetic fuel and hydraulic parts and electronic components.

Our revenue from our revenue categories is summarized as follows:

	For the Year ended July 31, 2019	For the Year ended July 31, 2018	Change	Change (%)

Revenue
Installation of power generation systems	$391,837	$5,456,463	$(5,064,626)	(92.8)%
PV panels and others	23,321,989	5,583,858	17,738,131	317.7%
Air compression equipment and other components	1,373,196	1,101,744	271,452	24.6%
Heat pumps	8,771,452	1,533,845	7,237,607	471.9%
High-grade synthetic fuel	12,957,944	1,351,215	11,606,729	859.0%
Hydraulic parts and electronic components	6,310,495	242,663	6,067,832	2,500.5%
Total revenue	$53,126,913	$15,269,788	$37,857,125	247.9%

Installation of power generation systems revenue decreased by $5,064,626 or 92.8% from $5,456,463 for the year ended July 31, 2018 to $391,837 for the year ended July 31, 2019 because we did not have any new installation projects performed during the year ended July 31, 2019. We will keep searching for large installation projects to increase our revenue. Sales of PV panels and others increased by $17,738,131 or 317.7% from $5,583,858 for the year ended July 31, 2018 to $23,321,989 for the same period in 2019. The increase in sales of PV panels and others was mainly attributable to the Company commencing sales of PV panels in March 2018 and therefore we had a full year of sales for the year ended July 31, 2019 as compared to four months sales during the year ended July 31, 2018. Sales of air compression equipment and other components increased by $271,452 or 24.6% and the sales of heat pumps increased by $7,237,607 or 471.9% for the year ended July 31, 2019 as compared to the year ended July 31, 2018. Air compression equipment and other components and heat pumps are parts of the installation of power generation systems, which were not sold separately during the year ended July 31, 2018 while we sold them as separate components as a result of our marketing efforts during the year ended July 31, 2019, which resulted in the increase of sales revenues.

Sales of high-grade synthetic fuel increased by $11,606,729 or 859.0% for the year ended July 31, 2019 as compared to the year ended July 31, 2018 was mainly due to our entering into the business of researching, manufacturing and sales of high-grade synthetic fuel products in April 2018. We expect our sales of high-grade synthetic fuel to continue to increase significantly as we expand our product offering to include synthetic fuel for diesel vehicles, which has already passed the testing production.

Sales of hydraulic parts and electronic components increased by $6,067,832 or 2,500.5% for the year ended July 31, 2019 as compared to the year ended July 31, 2018 due to our acquisition of Hubei Jinli in June 2018 which is engaged in the business of manufacturing and sales of hydraulic parts and electronic components.

Cost of Revenue

Total cost of revenue increased by $27,585,326, or 218.4%, to $40,216,790 for the year ended July 31, 2019 as compared to $12,631,464 for the year ended July 31, 2018. The increase in cost of revenue was due to the increase of revenue.

Our cost of revenue from our revenue categories is summarized as follows:

	For the Year ended July 31, 2019	For the Year ended July 31, 2018	Change	Change (%)

Cost of revenue
Installation of power generation systems	$359,870	$4,721,798	$(4,361,928)	(92.4)%
PV panels and others	21,098,520	4,860,179	16,238,341	334.1%
Air compression equipment and other components	1,119,578	910,680	208,898	22.9%
Heat pumps	7,302,741	1,100,448	6,202,293	563.6%
High-grade synthetic fuel	7,974,159	834,070	7,140,089	856.1%
Hydraulic parts and electronic components	2,361,922	204,289	2,157,633	1,056.2%
Total cost of revenue	$40,216,790	$12,631,464	$27,585,326	218.4%

Gross Profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Year ended July 31, 2019	For the Year ended July 31, 2018	Change	Change (%)

Installation of power generation systems
Gross profit margin	$31,968	$734,665	$(702,697)	(95.6)%
Gross profit percentage	8.2%	13.5%	(5.3)%

PV panels and others
Gross profit margin	$2,223,468	$723,679	$1,499,789	207.2%
Gross profit percentage	9.5%	13.0%	(3.5)%

Air compression equipment and other components
Gross profit margin	$253,618	$191,064	$62,554	32.7%
Gross profit percentage	18.5%	17.3%	1.2%

Heat pumps
Gross profit margin	$1,468,711	$433,397	$1,035,314	238.9%
Gross profit percentage	16.7%	28.3%	(11.6)%

High-grade synthetic fuel
Gross profit margin	$4,983,785	$517,145	$4,466,640	863.7%
Gross profit percentage	38.5%	38.3%	0.2%

Hydraulic parts and electronic components
Gross profit margin	$3,948,573	$38,374	$3,910,199	10,189.7%
Gross profit percentage	62.6%	15.8%	46.8%

Total
Gross profit margin	$12,910,123	$2,638,324	$10,271,799	389.3%
Gross profit percentage	24.3%	17.3%	7.0%

Our gross profit increased by $10,271,799, or 389.3%, to $12,910,123 during the year ended July 31, 2019 from $2,638,324 for the year ended July 31, 2018. The increase in gross profit was primarily due to the significant increase in revenues contributed by PV panels business, established in March 2018, high-grade synthetic fuel business, established in April 2018, and hydraulic parts and electronic components business, acquired in June 2018.

For the years ended July 31, 2019 and 2018, our overall gross profit percentage was 24.3% and 17.3%, respectively. The increase in gross profit percentage was primarily due to the increase in sales of our air compression equipment and other components, high-grade synthetic fuel products and hydraulic parts and electronic components, which generally have a higher gross profit percentage.

Gross profit percentage for our installation of power generation systems revenue was 8.2% and 13.5% for the years ended July 31, 2019 and 2018, respectively. The decrease in gross profit percentage is mainly due to our final installation project for the year ended July 31, 2019 has a lower gross profit percentage as the project is smaller in size with a lesser profit margin.

Gross profit percentage for PV panels and others revenue was 9.5% and 13.0% for the years ended July 31, 2019 and 2018, respectively. The decrease of gross profit percentage was due to the increase in sales volume as we expanded our business by lowering prices to attract more sales volume, which resulted in lower gross profit percentage in the current period.

Gross profit percentage for air compression equipment and other components revenue was 18.5% and 17.3% for the years ended July 31, 2019 and 2018, respectively. The slightly increase in gross profit percentage is mainly due to new value-added taxes rate enacted in April 2019 from 16% to 13% for which we were able to slightly increasing our unit selling price which caused the gross profit percentage to be slightly increased.

Gross profit percentage for heat pumps revenue was 16.7% and 28.3% for the years ended July 31, 2019 and 2018, respectively. The decrease in gross profit percentage was due to the increase in sales volume as we expanded our business by lowering prices to attract more sales volume, which resulted in lower gross profit percentage in the current period.

Gross profit percentage for high-grade synthetic fuel revenue was 38.5% and 38.3% for the years ended July 31, 2019 and 2018, respectively. The slightly increase in gross profit percentage is mainly due to new value-added taxes rate enacted in April 2019 from 16% to 13% for which we were able to slightly increasing our unit selling price which caused the gross profit percentage to be slightly increased.

Gross profit percentage for hydraulic parts and electronic components revenue was 62.6% and 15.8% for the years ended July 31, 2019 and 2018, respectively. The increase in gross profit percentage was due to we obtaining a few large specialty governmental contracts with higher selling price during the year ended July 31, 2019, which increased our gross profit percentage to 62.6%. Historically, our gross profit has been around 45% to 60% depends on the market price of steel, our major raw materials cost. On the other hand, we acquired Hubei Jinli for the hydraulic parts and electronic components operations at the end of June 2018. We wrote off approximately $58,000 of raw materials in July 2018 and our gross profit for July 2018 of Hubei Jinli became lower than our average gross profit. As a result, our gross profit percentage for hydraulic parts and electronic components revenue increased from 15.8% in the year ended July 31, 2018 to 62.6% in the year ended July 31, 2019.

Operating Expenses

Total operating expenses increased by $8,085,164 or 231.8% from $3,487,755 during the year ended July 31, 2018 to $11,572,919 during the same period in 2019. The increase in operating expenses was mainly attributable to (i) the increase in selling expenses of $1,370,010, (ii) the increase in general and administrative expenses of $4,306,210, (iii) the increase in research and development expenses of $319,539, (iv) the increase in provision for doubtful accounts of $541,687 as we have more aged receivables, (v) the increase in impairment loss of intangible assets and goodwill of $983,603 as we determined that Tianjin Jiabaili Petroleum Products Co. Ltd.’s (“Tianjin Jiabaili”) operation would not be able to begin production due to misrepresentation of the production facility of Tianjin Jiabaili from the former shareholders of Tianjin Jiabiali, (vi) the increase in impairment loss of deposit for investment of $320,457 as we were not able to collect the investment deposit after exhaustive efforts at collection were made, and (vii) the increase in change in estimated contingent liabilities of $243,658 as Hubei Jinli Hydraulic Co., Ltd.’s (“Jinli”) operation result were better than our previous estimates at July 31, 2018 for profit sharing clause payable to the former shareholder of Jinli for the year ended July 31, 2019 as compared to the year ended July 31, 2018.

The increase in selling expenses of approximately $1,370,000 was mainly attributable to the increase in salaries, social insurance expenses and benefits of approximately $212,000, and the increase in commission of approximately $495,000 due to the increased number of sales representatives and the increase in shipping expense of approximately $652,000 as a result of the increase in products sold. The above increases were mainly attributable to the added operations from PV panels business, established in March 2018, high-grade synthetic fuel business, established in April 2018, and hydraulic parts and electronic components business, acquired in June 2018.

The increase in general and administrative expenses of approximately $4,306,000 was mainly attributable to (i) the increase in salaries, social insurance expenses, and benefits expenses of approximately $1,056,000, (ii) the increase in depreciation and amortization expenses of approximately $388,000, (iii) the increase in rent and property management expenses of approximately $524,000, (iv) the increase in utility expenses of approximately $221,000, (v) the increase in travel expenses of approximately $86,000, (vi) the increase of meal and entertainment expenses of approximately $128,000 and (vii) the increase in professional fees including legal fees, audit fees and consulting fees of approximately $1,397,000. The above increases were mainly attributable to the added operations from PV panels business, established in March 2018, high-grade synthetic fuel business, established in April 2018, and hydraulic parts and electronic components business, acquired in June 2018. This increase is offset by (i) approximately $101,000 decrease in services expenses and (ii) approximately $74,000 decrease in inspection expenses.

Research and Development (“R&D”)

For the years ended July 31, 2019 and 2018, we have incurred R&D expense of $323,216 and $3,677, respectively. The increase of R&D expenses are mainly due to our research and development costs incurred on improving our hydraulic parts and electronic components products as well as researching and developing new high-grade synthetic fuel products.

Other (Expenses) Income, Net

Total other expenses increased by $893,255 or 331.0% from $269,844 during the year ended July 31, 2018 to $1,163,099 during the year ended July 31, 2019. The increase in total other expenses was mainly attributable to the increase in interest expense as a result of the third party loans that we obtained in 2018 to pay for the initial payments in relation to the acquisition of Hubei Jinli and Tianjin Jiabaili in June 2018. In addition, Hubei Jinli had existing bank loans prior to our acquisition. We also obtained a new related party loan in January 2019 for the payments in relation to the acquisition of Wine Co. and Herbal Wine Co. As a result, we incurred approximately $462,000 interest expense for the year ended July 31, 2019 as compared to $0 for the year ended July 31, 2018. Furthermore, the acquisition of Hubei Jinli also includes three installment payments each due on June 20 of 2019, 2020 and 2021, respectively, which resulted in amortization of debt discount of our investment payable of approximately $493,000 for the year ended July 31, 2019 as compared to $0 for the year ended July 31, 2018. Furthermore, we made the payment for acquisition of Hubei Jinli prior to the original due date, as a result, we recognized a one-time finance expenses of approximately $490,000 at the time for which the discount portion of the payment for the original due date were prepaid for the year ended July 31, 2019 as compared to $0 for the year ended July 31, 2018.

Income Tax Expense

Our current income tax expense was $1,964,238 and $180,147 for the years ended July 31, 2019 and 2018, respectively. Our income tax expense was incurred by our profitable VIEs and controlled entities in both periods and we have provided 100% allowance on net operating losses for our VIEs and controlled entities which incurred losses. Our effective tax rate for the year ended July 31, 2019 was 1,128.2% mainly due to we had significant income taxes expenses incurred in our profitable VIEs and controlled entities, which is significant higher than our consolidated income before income taxes, and resulted in significant effective tax rate during the period.

Loss from continuing operations

Our net loss from continuing operations increased by $490,711, or 37.8%, to net loss of $1,790,133 for the year ended July 31, 2019, from a net loss of $1,299,422 for the year ended July 31, 2018. Such change was the result of the combination of the changes discussed above.

Discontinued operations

Net income from discontinued operations

Our net income from discontinued operations increased by $1,051,152, or 100.0%, to net income of $1,051,152 for the year ended July 31, 2019, from a net income of $0 for the year ended July 31, 2018. The increase in income from discontinued operations was predominantly due to the revenue generated by Herbal Wine Co. and Wine Co. which considered as discontinued operations since the board discussed a plan to pursue the potential sale of all its ownership interest in Herbal Wine Co. and Wine Co. in order to shift its business focus on its energy related business. See Note 4 – Discontinued operations. We did not have such operations during the year ended July 31, 2018.

Net Loss

Our net loss decreased by $560,441, or 43.1%, to net loss of $738,981 for the year ended July 31, 2019, from a net loss of $1,299,422 for the year ended July 31, 2018. Such change was the result of the combination of the changes discussed above.

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

Our revenue from our revenue categories is summarized as follows:

	For the Year ended July 31, 2018	For the Year ended July 31, 2017	Change	Change (%)

Revenue
Installation of power generation systems	$5,456,463	$7,299,943	$(1,843,480)	(25.3)%
PV panels and others	5,583,858	2,221,428	3,362,430	151.4%
Air compression equipment	1,101,744	-	1,101,744	100.0%
Heat pumps	1,533,845	-	1,533,845	100.0%
High-grade synthetic bio-fuel	1,351,215	-	1,351,215	100.0%
Hydraulic parts and electronic components	242,663	-	242,663	100.0%
Total revenue	$15,269,788	$9,521,371	$5,748,417	60.4%

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

During the quarter ended July 31, 2018, the Company recognized sales and installation of power generation systems of approximately $2.1 million with gross profit of approximately $343,000 and sales of PV panels of approximately $1.5 million with gross profit of approximately $245,000. The completion of installation and delivery of products occurred during the quarter ended July 31, 2017. These revenues were contributed from the same customer and being deferred and recognized during the quarter ended July 31, 2018 mainly because the collectability were assured after additional inspections of the Company’s projects and products with payment approval in September 2018 before the issuance of the Company’s financial statements for the fiscal year 2018. The Company also performed an impairment test on the deferred cost as of July 31, 2017 and determined no allowance on deferred cost were deemed necessary as our products can easily be dismantled and resold above its deferred cost if the Company were unable to pass the second inspections.

Sales of high-grade synthetic fuel increased by $1,351,215 or 100% for the year ended July 31, 2018 as compared to the year ended July 31, 2017 due to our establishment of Jingshan Sanhe in April 2018 which is engaged in the business of researching, manufacturing and sales of high-grade synthetic fuel products. We expect our sales of high-grade synthetic fuel will continue to increase significantly as we expand our product offering to include a new product, Xiangtian No. 5, gas or diesel engine cleaner we developed to clean and lubricate fuel system and stops corrosion, and protect engines of vehicles.  We began marketing and selling Xiangtian No. 5 in September 2019.

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

Our cost of revenue from our revenue categories are summarized as follows:

	For the Year ended July 31, 2018	For the Year ended July 31, 2017	Change	Change (%)

Cost of revenue
Installation of power generation systems	$4,721,798	$6,332,093	$(1,610,295)	(25.4)%
PV panels and others	4,860,179	2,211,114	2,649,065	119.8%
Air compression equipment	910,680	-	910,680	100.0%
Heat pumps	1,100,448	-	1,100,448	100.0%
High-grade synthetic bio-fuel	834,070	-	834,070	100.0%
Hydraulic parts and electronic components	204,289	-	204,289	100.0%
Total cost of revenue	$12,631,464	$8,543,207	$4,088,257	47.9%

Gross Profit

Our gross profit from our major revenue categories are summarized as follows:

	For the Year ended July 31, 2018	For the Year ended July 31, 2017	Change	Change (%)

Installation of power generation systems
Gross profit margin	$734,665	$967,850	$(233,185)	(24.1)%
Gross profit percentage	13.5%	13.3%	0.2%

PV panels and others
Gross profit margin	$723,679	$10,314	$713,365	6,916.5%
Gross profit percentage	13.0%	0.5%	12.5%

Air compression equipment
Gross profit margin	$191,064	$-	$191,064	100.0%
Gross profit percentage	17.3%	-%	17.3%

Heat pumps
Gross profit margin	$433,397	$-	$433,397	100.0%
Gross profit percentage	28.3%	-%	28.3%

High-grade synthetic bio-fuel
Gross profit margin	$517,145	$-	$517,145	100.0%
Gross profit percentage	38.3%	-%	38.3%

Hydraulic parts and electronic components
Gross profit margin	$38,374	$-	$38,374	100.0%
Gross profit percentage	15.8%	-%	15.8%

Total
Gross profit margin	$2,638,324	$978,164	$1,660,160	169.7%
Gross profit percentage	17.3%	10.3%	7.0%

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

Operating Expenses

Total operating expenses decreased by $1,905,878 or 35.3% from $5,393,633 during the year ended July 31, 2017 to $3,487,755 during the year ended July 31, 2018. The decrease in operating expenses were mainly attributable to the decrease in provision for doubtful accounts of $1,395,152, the increase of recovery for doubtful accounts of $119,003, and the decrease of impairment of advance to suppliers of $1,404,565 offset by the increase of selling expenses of $268,212 and the increase of general and administrative expenses of $740,953 for the year ended July 31, 2018 as compared to the year ended July 31, 2017.

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

The increase of general and administrative (“G&A”) expenses of approximately $741,000 is mainly attributable to the increase of rental expenses of approximately $146,000, the increase of depreciation and amortization expense of approximately $144,000, the increase of salary and social insurance expenses of approximately $134,000, the increase of professional fees such as legal, audit and consulting of approximately $99,000, the increase of product inspection expense of approximately $140,000, the increase of late filing U.S. tax return penalty of approximately $80,000, and the increase of other miscellaneous G&A expenses $1,000. The above increases are mainly attributable to the increased operations from Xiangtian Zhongdian, established in March 2018, Jingshan Sanhe, established in April 2018, Hubei Jinli, acquired in June 2018 and Tianjin Jiabaili acquired in June 2018.

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

Liquidity and Capital Resources

Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Debt financing in the form of loans including related party loans have been utilized to finance our working capital requirements. As of July 31, 2019, the Company’s working deficit was approximately $1.9 million and the Company had cash and restricted cash of approximately $3.5 million.

Given our expected expenditures in the foreseeable future together with our cash flow from the financing activities, we have comprehensively considered our available sources of funds as follows:

●	we will continuously seek equity financing (including a proposed underwritten public offering pursuant to a registration statement on Form S-1 on February 1, 2019) to support its working capital;

●	other available sources of financing from PRC banks and other financial institutions;

●	financial support and credit guarantee commitments from the Company’s related parties.

Based on the above considerations, our management is of the opinion that we have sufficient funds to meet our working capital requirements and current liabilities as they become due for at least one year from the date of this report. However, there is no assurance that management will be successful in our plans. There are a number of factors that could potentially arise that could undermine our plans, such as changes in the demand for our products or installations, PRC government policy, economic conditions, and competitive pricing in the industries that we operates in.

Our management has considered whether there is a going concern issue due to our recurring losses from operations. Based upon the continuing financial support and credit guarantee commitments from our related parties to provide the necessary funds to us to continue our operations should the need arise, our management believes that we have alleviated the going concern issue.

We also expect to raise additional capital through public offerings with the proceeds to be used for 1) leasing additional production facilities for synthetic fuel and related products, 2) adding a new packaging line for our synthetic fuel and related products in Jingshan Sanhe, and 3) general corporate purpose.

The following summarizes the key components of our cash flows for the years ended July 31, 2019, 2018 and 2017.

	For the Years Ended July 31,
	2019	2018	2017
Net cash provided by (used in) operating activities from continuing operations	$3,824,555	$(389,902)	$944,246
Net cash provided by operating activities from discontinued operations	1,474,719	-	-
Net cash used in investing activities from continuing operations	(12,710,870)	(7,178,565)	(1,813,140)
Net cash used in investing activities from discontinued operations	(9,737,061)	-	-
Net cash provided by financing activities from continuing operations	9,075,662	21,316,253	947,729
Net cash used in financing activities from discontinued operations	(442,946)	-	-
Effect of exchange rate change on cash and restricted cash	(263,462)	(658,972)	(148,086)
Net change in cash and restricted cash	$(8,779,403)	$13,088,814	$(69,251)

As of July 31, 2019 and 2018, we had a cash and restricted cash balance of $3,536,481 and $14,245,783, respectively, from continuing operations.

Operating Activities

Net cash provided by operating activities from continuing operations was approximately $3.8 million for the year ended July 31, 2019. Cash provided by operating activities for the year ended July 31, 2019 was mainly comprised of non-cash effects of depreciation and amortization expense of approximately $1.8 million, impairment of inventories of approximately $0.3 million, bad debt allowance of approximately $0.4 million, impairment of intangible assets and goodwill of approximately $1.0 million, impairment of deposit for investment of approximately $0.3 million, amortization of debt discount of approximately $0.5 million, and the decrease of contract assets of approximately $2.9 million, the increase of advance from customers of approximately $7.4 million as we have received significant sales orders for our high-grade synthetic fuel products which require customer deposits. The net cash provided by operating activities was partially offset by net loss from continuing operations of approximately $1.8 million, the increase in notes receivable of approximately $0.8 million as our customers used bank notes to pay for our products, the increase in inventories of approximately $2.0 million, the increase in advances to suppliers of approximately $3.7 million as we prepaid for more purchases in anticipation of productions, the increase in other receivables of approximately $0.5 million, the decrease in accounts payable of approximately $2.2 million and the decrease in other payables and accrued liabilities of approximately $0.6 million.

Net cash used in operating activities was approximately $0.4 million for the year ended July 31, 2018. Cash used in operating activities for the year ended July 31, 2018 was mainly due to net loss of approximately $1.3 million, the increase in notes receivable of approximately $1.4 million as our customers used bank notes to pay for our products which notes will be cashed out within the 3-6 month maturities, the increase in accounts receivable of approximately $1.5 million due to the PV panels credit sales which were made near year end but may not be collected until after the year end, the increase in inventories of approximately $4.4 million which were stocked up in anticipation of our sales after year end, the increase of prepaid expense of approximately $1.6 million as we incurred more VAT credit on our inventories that we can use to offset our sales VAT payables, which is in line with the increase of inventories, offset by the non-cash effect of depreciation and amortization of approximately $0.5 million, the decrease in advance to suppliers of approximately $0.2 million, the increase in accounts payable of approximately $0.4 million as we increased our purchase of our inventories on credit, the increase in other payable and tax payables of approximately $0.6 million as we incurred more payables due to increase of our operations, and the increase of advance from customers of approximately $8.2 million which we received prior to the year-end.

Net cash provided by operating activities was approximately $0.9 million for the year ended July 31, 2017. Cash provided by operating activities for the year ended July 31, 2017 was mainly due to various non-cash items, such as depreciation expense, provision for warranty expense, allowance for doubtful accounts, impairment of advance to suppliers and inventories, of approximately $3.5 million, the decrease of accounts receivable of approximately $0.3 million, the decrease of inventories of approximately $1.2 million, the decrease of advance to suppliers of approximately $2.0 million, the decrease in other receivables of approximately $0.3 million, the decrease in other current assets of approximately $0.1 million, the increase in accounts payable of approximately $0.2 million and the increase in other payables and taxes payable of approximately $0.3 million offset by net loss of approximately $4.6 million, the increase in costs and estimated earnings in excess of billings of approximately $2.2 million, decrease in advance from customers of approximately $149,000.

Investing Activities

Net cash used in investing activities from continuing operations was approximately $12.7 million for the year ended July 31, 2019. Cash used in investing activities for the year ended July 31, 2019 was mainly comprised of the partial investment payments of approximately $10.0 million that we made in relation to the acquisition of Hubei Jinli and Tianjin Jiabaili, the purchase of property and equipment of approximately $4.1 million for our business expansion, and the purchase of short-term investment of approximately $0.4 million offset by the collection of loan receivable of approximately $1.8 million.

Net cash used in investing activities was approximately $7.2 million for the year ended July 31, 2018. Cash used in investing activities for the year ended July 31, 2018 was mainly due to the partial investment payments of approximately $6.8 million that we made in relation to the acquisition of Hubei Jinli and Tianjin Jiabaili, the purchase of property and equipment of approximately $0.5 million for our business expansion in Jingshan Xiangtian and Xiangtian Zhongdian, deposit for an equity investment of approximately $0.5 million which we have already requested for a refund, and loan to a former shareholder of Hubei Jinli which were already repaid by the former shareholder after July 31, 2018, offset by the proceeds from sales of our equipment of approximately $0.9 million.

Net cash used in investing activities was approximately $1.8 million for the year ended July 31, 2017.Cash used in investing activities for the year ended July 31, 2017 was mainly due to the purchase of property and equipment of approximately $2.0 million offset by the decrease in other assets of approximately $0.2 million.

Financing Activities

Net cash provided by financing activities from continuing operations was approximately $9.1 million for the year ended July 31, 2019. Cash provided by financing activities for the year ended July 31, 2019 was comprised of borrowings from related parties of approximately $2.1 million, capital contribution from shareholders of approximately $30.8 million and proceeds from related party loans of approximately $15.2 million partially offset by the payments of short-term bank loan and related party loans of approximately $3.8 million and $35.3 million, respectively.

Net cash provided by financing activities was approximately $21.3 million for the year ended July 31, 2018. Cash provided by financing activities for the year ended July 31, 2018 was mainly due to the borrowings from related parties and directors of approximately $1.4 million, proceeds from third party loan of approximately $0.2 million, proceeds from related parties loans of approximately $21.1 million offset by the payments of short-term bank loan of $1.4 million.

Net cash provided by financing activities was approximately $0.9 million for the year ended July 31, 2017. Cash provided by financing activities for the year ended July 31, 2017 was mainly due to the borrowings from related parties and directors of approximately $0.9 million.

See Note 12 of our accompanying notes to consolidated financial statements for the detail terms of our borrowings.

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

Contractual Obligations

As of July 31, 2019, the future minimum payments under certain of our contractual obligations were as follows:

		Payments Due In
Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Operating leases obligations	$2,536,956	$531,058	$1,670,874	$334,152	$872
Long-term debt obligations*	657,297	249,851	407,446	-	-
Due to related parties and third party	6,375,385	6,375,385	-	-	-
Total	$9,569,638	$7,156,294	$2,078,320	$334,152	$872

*	Represent future value of acquisition payments in relation to our acquisitions of Hubei Jinli and Tianjin Jiabaili.

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

 Contract Assets

The differences between the timing of the Company’s revenue recognized (based on costs incurred) and customer billings (based on unconditional rights to receive the consideration in the contractual terms) results in changes to our contract asset or contract liability positions. Provisions for estimated losses of contract assets on uncompleted contracts are made in the period in which such losses are determined.

Discontinued operations

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meet the criteria in paragraph 205-20-45-1E to be classified as discontinued operations. When all of the criteria to be classified as discontinued operations are met, including management having the authority to approve the action and committing to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from the balances of the continuing operations. At the same time, the results of operations discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45. See Note 4 – Discontinued operations.

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

Warranty

We generally provide limited warranties for work performed under our contracts. At the time a sale is recognized, we record estimated future warranty costs under ASC 460. Such estimated costs for warranties are estimated at completion and these warrants are not service warranties separately sold by us. Generally, the estimated claim rates of warranty are based on actual warranty experience or our best estimate.

Recent Accounting Pronouncements

See Note 2 of our notes to consolidated financial statements for a discussion of recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Inflation in China has recently increased substantially. Based on publicly available sources, the inflation rate in China was reported at 2.28% for 2019, 2.48% for 2018 and 1.56% percent for 2017.

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

ITEM 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of XT Energy Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XT Energy Group, Inc. and Subsidiaries (the “Company”) as of July 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, change in stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 15, 2019, expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the acquisition-date fair value of production licenses

Description of Critical Audit Matter

As described in Note 3 to the consolidated financial statements, the Company completed its acquisition of 90% of the equity interests in each of Hubei Rongentang Wine Co. and Hubei Rongentang Herbal Wine Co., each a limited liability company incorporated in the PRC, pursuant to an equity investment agreement dated December 14, 2018. As a result of the transaction, the Company acquired the production licenses which allow the Company to produce medicinal liquor products.

The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. Asset acquired included intangible assets representing production licenses with a total fair value of approximately $2.4 million. Management estimated the fair value of the production licenses using a discounted cash flow method. The fair value determination of these intangibles assets required management to make significant estimates and assumptions related to forecasted revenue, earnings, and the selection of the discount rates. Given that the fair value determination of these intangible assets required management to make significant estimates and assumptions related to revenue and earnings forecasts, and the selections of the discount rates, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgement and an increased extent of effort.

How We Addressed the Matter in Our Audit

Our audit procedures related to the revenue and earnings forecasts and the selections of the discount rates to estimate the fair value for the production licenses included the following, among others:

●	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the valuation of the production licenses, including management’s controls over revenue and earnings forecasts and selection of the discount rates.

●	We evaluated the reasonableness of management’s forecasted revenue growth rates from existing customers by comparing the growth assumptions to those of the Company’s peers and industry report. In connection with our assessment of the revenue and earnings forecasts used in the valuation, we compared to the historical actual results. We also evaluated whether the revenue and earnings forecasts were consistent with evidence obtained in other areas of the audit.

●	With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology and discount rates by testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rates selected by management.

Evaluation of the Company’s goodwill impairment assessment

Description of Critical Audit Matter

As described in Note 11 to the consolidated financial statements, the goodwill balance as of July 31, 2019 and 2018 was $5.8 million and $4.1 million, respectively, and goodwill is qualitatively or quantitatively tested for impairment at least annually, or more frequently when necessary. If the fair value of the goodwill is less than its carrying amount, an impairment loss is recognized.

Auditing management’s annual goodwill impairment tests was complex as considerable management judgment was necessary to estimate fair values of the reporting units. Significant assumptions used in management’s evaluations included projections of revenue growth rates and profitability, estimated working capital needs and the discount rates. The aforementioned assumptions are affected by expectations about future market or economic conditions that materially impact the fair value of the reporting units.

How We Addressed the Matter in Our Audit

Our audit procedures related to the evaluating the management’s goodwill impairment tests included the following, among others:

●	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the management’s goodwill impairment evaluation process.

●	We assessed the historical accuracy of management’s significant assumptions, such as projections of revenue growth rates and profitability, and estimated working capital needs, by comparing management’s past projections to actual performance.

●	We evaluated the reasonableness of management’s significant assumptions, such as future projections of revenue growth rates and profitability, and estimated working capital needs by testing the underlying data used by the management in its analyses to compare to historical and other industry data, as well as validating certain assertions with data internal to the management and from other sources. We compared the significant assumptions used by management to current industry and economic trends while also considering changes to the Company’s business model, customer base and product mix.

●	With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology and discount rates by testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Friedman LLP

We have served as the Company’s auditor since 2018.

New York, New York

October 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

XT Energy Group, Inc. (formerly known as Xiangtian (USA) Air Power Co., Ltd.)

We have audited the accompanying consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows of XT Energy Group, Inc. (formerly known as Xiangtian (USA) Air Power Co., Ltd.) and subsidiaries (the “Company”) for the year ended July 31, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of XT Energy Group, Inc. (formerly known as Xiangtian (USA) Air Power Co., Ltd.) and subsidiaries for the year ended July 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Weinberg & Company, P.A.
Los Angeles, California
October 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and
Stockholders of XT Energy Group, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited XT Energy Group, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of July 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flow for each of the years in the two-year period ended July 31, 2019, and the related notes (collectively referred to as the “financial statements”) and our report dated October 15, 2019 expressed an unqualified opinion thereon.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

1.	Ineffective Control Environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) had insufficient number of knowledgeable personnel qualified to perform risk assessment, control design, execution and monitoring activities (ii) had insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC reporting and disclosure requirements commensurate with the Company's financial reporting requirements; (iii) did not formally implement some policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities, including forecast budget-to-actual analysis and lack of evidence supporting performance of certain management review controls.

2.	Ineffective controls over Information Technology Entity Level Control and General Control. The Company did not maintain effective internal control over its information technology control environment. Specifically, the Company (i) did not establish an effective risk assessment and monitoring mechanism; (ii) did not establish appropriate backup and restoration plan; (iii) did not establish and perform periodic review and security monitoring of unauthorized access to the financial system; (iv) did not establish and perform appropriate reconciliation to ensure accuracy and completeness of data conversion. (v) did not maintain proper segregation of duties for its operating, application and data base system.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report dated October 15, 2019, on those financial statements.

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

/s/ Friedman LLP

New York, New York

October 15, 2019

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co., Ltd.)

Consolidated Balance Sheets

(Stated in U.S. Dollars)

	July 31, 2019	July 31, 2018

ASSETS
Current assets
Cash	$3,459,783	$14,245,783
Restricted cash	76,698	-
Short-term investment	435,787	-
Notes receivable	2,064,405	1,303,443
Accounts receivable, net	3,928,854	5,142,780
Inventories, net	6,839,579	5,141,533
Advances to suppliers, net	4,723,258	1,101,472
Contract assets	-	2,883,408
Prepaid expenses	1,551,203	1,364,501
Other receivables	509,426	77,228
Other receivables - related parties	6,537	-
Loan receivables	-	1,759,428
Deposit for investment, net	-	439,857
Current assets of discontinued operations	4,441,772	-
Total current assets	28,037,302	33,459,433

Other assets
Property, plant and equipment, net	15,061,856	11,966,233
Intangible assets, net	7,789,979	9,260,643
Prepaid expenses - non-current	192,327	208,498
Goodwill	3,758,145	4,133,143
Other assets of discontinued operations	9,537,179	-
Total other assets	36,339,486	25,568,517

Total assets	$64,376,788	$59,027,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term loan - bank	$-	$733,095
Current maturities of long-term loan	-	3,069,113
Short-term loan - third party	-	175,943
Short-term loans - related parties	-	20,145,446
Accounts payable	3,164,927	5,349,445
Accounts payable - related party	9,554	-
Advance from customers	15,599,402	8,326,929
Other payables and accrued liabilities	2,117,660	2,424,228
Other payables - related parties and director	6,375,385	4,230,118
Income taxes payable	858,662	898,424
Current maturities of investment payable	136,314	2,505,871
Current maturities of investment payable - related parties	204,648	507,143
Current liabilities of discontinued operations	1,499,012	-
Total current liabilities	29,965,564	48,365,755

Other liabilities
Investment payable	-	6,700,774
Investment payable - related parties	279,764	504,359
Total other liabilities	279,764	7,205,133

Total liabilities	30,245,328	55,570,888

Commitments and contingencies

Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 531,042,000 and 591,042,000 shares issued and outstanding as of July 31, 2019 and 2018	531,042	591,042
Additional paid-in capital	40,680,195	9,860,068
Subscription receivable	(250,000)	(310,000)
Statutory reserves	572,642	108,487
Accumulated deficit	(8,292,847)	(6,743,399)
Accumulated other comprehensive loss	(1,425,617)	(932,061)
Total XT Energy Group, Inc. common stockholders’ equity	31,815,415	2,574,137

Noncontrolling interests	2,316,045	882,925

Total equity	34,131,460	3,457,062

Total liabilities and equity	$64,376,788	$59,027,950

The accompanying notes are an integral part of these consolidated financial statements.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co., Ltd.)

Consolidated Statements of Operations and Comprehensive Loss

(Stated in U.S. Dollars)

	For the Years Ended July 31,
	2019	2018	2017

Revenue:
Significant customer, former related party	$1,679,679	$1,155,524	$6,798,985
Other customers	51,442,378	13,956,373	2,551,798
Other related parties	4,856	157,891	170,588
Total revenue	53,126,913	15,269,788	9,521,371

Cost of sales	40,216,790	12,631,464	8,543,207

Gross profit	12,910,123	2,638,324	978,164

Operating expenses:
Selling expenses	1,671,658	301,648	33,436
General and administrative expenses	7,607,643	3,301,433	2,560,480
Research and development expenses	323,216	3,677	-
(Recovery) provision for doubtful accounts	422,684	(119,003)	1,395,152
Impairment of advances to suppliers	-	-	1,404,565
Impairment loss of intangible assets and goodwill	983,603	-	-
Impairment loss of deposit for investment	320,457	-	-
Change in estimated contingent liabilities	243,658	-	-
Total operating expenses	11,572,919	3,487,755	5,393,633

Income (loss) from operations	1,337,204	(849,431)	(4,415,469)

Other income (expenses)
Other (expense) income, net	(244,578)	22,114	8,222
Interest income	36,912	7,837	1,329
Interest expense	(955,433)	(299,795)	-
Total other (expenses) income, net	(1,163,099)	(269,844)	9,551

Income (loss) before income taxes	174,105	(1,119,275)	(4,405,918)

Income tax expense	(1,964,238)	(180,147)	(158,241)

Loss from continuing operations	(1,790,133)	(1,299,422)	(4,564,159)

Net income from discontinued operations, net of applicable income taxes	1,051,152	-	-

Net loss	(738,981)	(1,299,422)	(4,564,159)

Less: Net income attributable to noncontrolling interest from continuing operations	241,197	66,883	-
Less: Net income attributable to noncontrolling interest from discontinued operations	105,115	-	-

Net loss attributable to XT Energy Group, Inc.	$(1,085,293)	$(1,366,305)	$(4,564,159)

Net loss	$(738,981)	$(1,299,422)	$(4,564,159)

Foreign currency translation adjustment	(492,428)	(114,539)	(180,921)

Total comprehensive loss	(1,231,409)	(1,413,961)	(4,745,080)

Less: Comprehensive income attributable to non-controlling interest	347,440	24,036	-

Comprehensive loss attributable to XT Energy Group, Inc.	$(1,578,849)	$(1,437,997)	$(4,745,080)

Earnings (loss) per common share - basic and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.01)
Discontinued operations	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding - basic and diluted	574,723,319	591,042,000	591,042,000

The accompanying notes are an integral part of these consolidated financial statements.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co., Ltd.)

Consolidated Statements of Changes in Stockholders’ Equity

(Stated in U.S. Dollars)

									Accumulated
					Additional		Accumulated deficit		other
	Preferred stock		Common stock		paid-in	Subscription	Statutory		comprehensive	Noncontrolling
	Shares	Par Value	Shares	Par value	capital	receivable	reserves	Unrestricted	loss	interests	Total
BALANCE, July 31, 2016	-	$-	591,042,000	$591,042	$9,713,675	$(310,000)	$-	$(812,935)	$(679,448)	$-	$8,502,334
Rent contributed by shareholders	-	-	-	-	6,000	-	-	-	-	-	6,000
Cancellation of lease obligation to shareholders recorded as capital contribution	-	-	-	-	242,880	-	-	-	-	-	242,880
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(180,921)	-	(180,921)
Net loss	-	-	-	-	-	-	-	(4,564,159)	-	-	(4,564,159)
BALANCE, July 31, 2017	-	-	591,042,000	591,042	9,962,555	(310,000)	-	(5,377,094)	(860,369)	-	4,006,134
Rent contributed by shareholders	-	-	-	-	6,000	-	-	-	-	-	6,000
Contribution from noncontrolling interest	-	-	-	-	-	-	-	-	-	858,889	858,889
Allocation of acquired statutory reserves	-	-	-	-	(108,487)	-	108,487	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(71,692)	(42,847)	(114,539)
Net loss attributable to XT Energy Group, Inc.	-	-	-	-	-	-	-	(1,366,305)	-	-	(1,366,305)
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	66,883	66,883
BALANCE, July 31, 2018	-	-	591,042,000	591,042	9,860,068	(310,000)	108,487	(6,743,399)	(932,061)	882,925	3,457,062
Contribution by shareholder	-	-	-	-	30,820,127	-	-	-	-	-	30,820,127
Statutory reserves	-	-	-	-		-	464,155	(464,155)	-	-	-
Cancellation of issued shares	-	-	(60,000,000)	(60,000)	-	60,000	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(493,556)	1,128	(492,428)
Net loss attributable to XT Energy Group, Inc.	-	-	-	-	-	-	-	(1,085,293)	-	-	(1,085,293)
Contribution by noncontrolling interest shareholder	-	-	-	-	-	-	-	-	-	223,487	223,487
Noncontrolling interest from acquisitions	-	-	-	-	-	-	-	-	-	862,193	862,193
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	346,312	346,312
BALANCE, July 31, 2019	-	$-	531,042,000	$531,042	$40,680,195	$(250,000)	$572,642	$(8,292,847)	$(1,425,617)	$2,316,045	$34,131,460

The accompanying notes are an integral part of these consolidated financial statements.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co., Ltd.)

Consolidated Statements of Cash Flows

(Stated in U.S. Dollars)

	For the Years Ended July 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(738,981)	$(1,299,422)	$(4,564,159)
Net income from discontinued operations	1,051,152	-	-
Net loss from continuing operations	(1,790,133)	(1,299,422)	(4,564,159)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	999,036	439,314	281,722
Amortization expense	752,826	88,534	-
Deferred tax expense	-	9,469	-
Provision for warranty reserve	-	-	65,833
(Recovery of) allowance for doubtful accounts	422,684	(119,003)	1,395,152
Impairment of advances to supplies	-	-	1,404,565
Impairment of inventories	263,720	-	337,000
Impairment of intangible assets and goodwill	983,603	-	-
Impairment of deposit for investment	320,457	-	-
Gain from sales of equipment	(28,794)	(30,923)	-
Amortization of debt discount	493,102	43,328	-
Rent contributed by shareholders	-	6,000	6,000
Change in estimated contingent liabilities	243,658	-	-
Changes in operating assets and liabilities
Notes receivable	(778,690)	(1,367,420)	-
Accounts receivable	752,206	(1,484,806)	292,492
Inventories	(2,022,141)	(4,360,895)	1,188,831
Advances to suppliers	(3,658,604)	198,312	2,020,867
Contract assets	2,877,670	(8,114)	(2,206,250)
Prepaid expenses	(186,442)	(1,648,103)	-
Other receivables	(515,237)	(59,506)	302,927
Other current assets	-	-	129,463
Accounts payable	(2,150,670)	372,445	164,176
Accounts payable - related party	9,624	-	-
Advance from customers	7,403,404	8,243,425	(148,934)
Other payables and taxes payable	(566,724)	587,463	274,561
Net cash provided by (used in) operating activities from continuing operations	3,824,555	(389,902)	944,246
Net cash provided by operating activities from discontinued operations	1,474,719	-	-
Net cash used in operating activities	5,299,274	(389,902)	944,246

Cash flows from investing activities:
Cash acquired through business combination	-	36,806	-
Payment to former shareholders on businesses acquired	(10,065,638)	(6,780,190)	-
Purchases of property, plant and equipment	(4,144,467)	(582,463)	(1,989,195)
Proceeds from sales of equipment	65,847	923,436	-
Purchase of short-term investment	(438,982)	-	-
Refund of (deposit for) long-term investment	118,525	(461,447)	-
Purchase of intangible assets	(2,081)	(5,537)	-
Other assets	-	-	176,055
Collection of loan receivable	1,755,926	-	-
Loan to third party	-	(309,170)	-
Net cash used in investing activities from continuing operations	(12,710,870)	(7,178,565)	(1,813,140)
Net cash used in investing activities from discontinued operations	(9,737,061)	-	-
Net cash used in investing activities	(22,447,931)	(7,178,565)	(1,813,140)

Cash flows from financing activities:
(Repayments to) borrowings from related parties	2,107,638	1,381,757	947,729
Capital contribution from stockholders	30,820,127	-	-
Contribution by noncontrolling interest shareholder	223,487	-	-
Payments of short-term loan - bank	(3,794,642)	(1,384,340)	-
(Payments of) Proceeds from third party loan	(175,593)	184,579	-
Proceeds from related party loans	15,218,028	21,134,257	-
Payments of related party loans	(35,323,383)	-	-
Proceeds from note payable	77,261	-	-
Payments of note payable	(77,261)	-	-
Net cash provided by financing activities from continuing operations	9,075,662	21,316,253	947,729
Net cash used in financing activities from discontinued operations	(442,946)	-	-
Net cash provided by financing activities	8,632,716	21,316,253	947,729

Effect of exchange rate change on cash and restricted cash	(263,462)	(658,972)	(148,086)

Net change in cash and restricted cash	(8,779,403)	13,088,814	(69,251)

Cash and restricted cash - beginning of year	14,245,783	1,156,969	1,226,220

Cash and restricted cash - end of year	5,466,380	14,245,783	1,156,969

Less: Cash and restricted cash from discontinued operations	(1,929,899)	-	-

Cash and restricted cash from continuing operations, end of year	$3,536,481	$14,245,783	$1,156,969

Supplemental disclosure of cash flow information:
Interest paid	$164,250	$27,016	$-
Income tax paid	$1,988,722	$20,446	$46,405

Supplemental non-cash investing and financing information:
Cancellation of lease obligation recorded as capital contribution	$-	$-	$242,880
Rent contributed by shareholders	$-	$6,000	$6,000
Businesses acquired through investment payable	$-	$11,619,514	$-
Contingent liability obligated from business combinations	$-	$347,777	$-
Loan to third party offset with investment payable	$-	$943,150	$-
Receipt of intangible assets from noncontrolling interest capital contribution	$-	$858,887	$-
Receipt of property, plant and equipment from deposit made in prior year	$-	$2,151,703	$-
Purchase of property, plant and equipment paid by a third party	$380,024	$-	$-
Other receivables outstanding from sales of equipment	$300,874	$-	$-
Noncontrolling interest from acquisitions	$862,193	$-	$-

The following table provides a reconciliation of cash and restricted cash reported within the statements of financial position that sum to the total of the same amounts shown in the statements of cash flows:

	July 31,	July 31,	July 31,
	2019	2018	2017
Cash	$3,459,783	$14,245,783	1,156,969
Restricted cash	76,698	-	-
Total cash and restricted cash shown in the consolidated statements of cash flows from continuing operations	$3,536,481	$14,245,783	1,156,969

The accompanying notes are an integral part of these consolidated financial statements.

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

Effective October 31, 2016, the Company was reincorporated in Nevada as a result of its merger with and into its wholly owned Nevada subsidiary.

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

In August 2018, Xianning Xiangtian formed a wholly owned subsidiary, Xianning Xiangtian Trade Co. Ltd. (“Xiangtian Trade”), which engaged in trading general merchandise.

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

Notes to Consolidated Financial Statements

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

On May 24, 2019, the Company’s Board of Directors (the “Board”), discussed a plan to pursue the potential sale of all its ownership interest in Herbal Wine Co. and Wine Co. in order to shift its business focus on its energy related business. Therefore, the result of operations was presented as discontinued operations as of and for the year ended July 31, 2019 consolidated financial statements. (See Note 4 – Discontinued operations).

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

On the same day, the Company, through Xiangtian Shenzhen and Xiangtian HK, entered into a new series of variable interest entity agreements (“New VIE Agreements”), pursuant to which Xianning Xiangtian became the Company’s new contractually controlled affiliate. The New VIE Agreements allow the Company to:

●	exercise effective control over Xianning Xiangtian;

●	receive substantially all of the economic benefits of Xianning Xiangtian; and

●	have an exclusive option to purchase all or part of the equity interests in Xianning Xiangtian when and to the extent permitted by the laws of the PRC.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

The accompanying consolidated financial statements reflect the activities of XT Energy and each of the following entities:

Name	Background	Ownership
Xiangtian HK	● A Hong Kong company	100% owned by XT Energy

Xiangtian BVI	● A British Virgin Islands company	100% owned by XT Energy

Xiangtian Shenzhen	● A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by Xiangtian HK

Sanhe Xiangtian

● A PRC limited liability company

● Incorporated on July 8, 2013

● Sales and installation of power generation systems and PV systems and sales of PV Panels, air compression equipment and heat pump products

VIE of Xiangtian Shenzhen prior to September 30, 2018 and became subsidiary of Xianning Xiangtian on September 30, 2018 and thereafter

Xianning Xiangtian	● A PRC limited liability company ● Incorporated on May 30, 2016 ● Manufacturing and sales of air compression equipment and heat pump products	100% owned by Sanhe Xiangtian prior to September 30, 2018 and became VIE of Xiangtian Shenzhen on September 30, 2018 and thereafter

Xiangtian Zhongdian	● A PRC limited liability company ● Incorporated on March 7, 2018 ● Manufacturing and sales of PV panels	70% owned by Xianning Xiangtian

Jingshan Sanhe	● A PRC limited liability company ● Incorporated on April 17, 2018 ● Researching, manufacturing and sales of high-grade synthetic fuel products	100% owned by Xianning Xiangtian

Hubei Jinli	● A PRC limited liability company ● Incorporated on December 27, 2004 and acquired on June 30, 2018 ● Manufacturing and sales of hydraulic parts and electronic components	100% owned by Xianning Xiangtian

Tianjin Jiabaili	● A PRC limited liability company ● Incorporated on April 10, 2007 and acquired on June 30, 2018 ● Manufacturing and sales of petroleum products	100% owned by Xianning Xiangtian

Xiangtian Trade	● A PRC limited liability company ● Incorporated on August 9, 2018 ● Expected to engage in trading chemical raw materials to support fuel production	100% owned by Xianning Xiangtian

Wine Co.*	● A PRC limited liability company ● Incorporated on August 9, 2011 and acquired on December 14, 2018 ● Manufacturing and sales of wine products	90% owned by Xianning Xiangtian

Herbal Wine Co.*	● A PRC limited liability company ● Incorporated on August 9, 2018 and acquired on December 14, 2018 ● Manufacturing and sales of herbal wine products	90% owned by Xianning Xiangtian

*See Note 4 – Discontinued operations for details.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

Note 2 – Summary of significant accounting policies

Liquidity

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Debt financing in the form of loans payable and loans from related parties have been utilized to finance the working capital requirements of the Company and acquisitions of businesses. As of July 31, 2019, the Company’s working deficit was approximately $1.9 million and the Company had cash of approximately $3.5 million. Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets and the future operating revenues generated from its operations.

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

Based on the above considerations, the Company’s management is of the opinion that it has sufficient funds to meet the Company’s working capital requirements and current liabilities as they become due one year from the date of this report. However, there is no assurance that management will be successful in their plans. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as changes in the demand for the Company’s products or installations, PRC government policy, economic conditions, and competitive pricing in the industries that the Company operates in.

The Company’s management has considered whether there is a going concern issue due to the Company’s recurring losses from operations. Based upon the continuing financial support and credit guarantee commitments from the Company’s related parties to provide the necessary funds to the Company to continue its operations should the need arise, the management of the Company believes that it has alleviated the going concern issue.

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

Use of estimates and assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the estimated cost used to calculate the percentage of completion recognized in the Company’s revenues, the useful lives of property, plant and equipment, impairment of long-lived assets, allowance for accounts receivable doubtful accounts, allowance for inventory obsolescence reserve, allowance for advance to suppliers doubtful accounts, allowance for deferred tax assets, fair value of the assets and the liabilities of the entities acquired through its business combination, valuation of warranty reserves, contingent consideration liabilities, and the accrual of potential liabilities. Actual results could differ from these estimates.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

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

The principal terms of the agreements entered into among Xianning Xiangtian and Xiangtian Shenzhen, the primary beneficiary, are described below:

●	Framework Agreement on Business Cooperation, entered between Xiangtian Shenzhen and Xianning Xiangtian, pursuant to which Xiangtian Shenzhen and Xianning Xiangtian have agreed to enter into a series of VIE agreements and to cooperate in all prospective of Xianning Xiangtian’s business operation and management.

●	Agreement of Exclusive Management, Consulting and Training and Technical Service, entered between Xiangtian Shenzhen and Xianning Xiangtian, pursuant to which Xiangtian Shenzhen has agreed to provide Xianning Xiangtian with complete business support and technical support and related management, training and consulting services. In consideration for such services, Xiangtian Shenzhen is entitled to receive an amount equal to 100% of Xianning Xiangtian’s net income.

●	Exclusive Option Agreement, entered among Xiangtian HK, Xiangtian Shenzhen, Fei Wang, Zhou Jian and Xianning Xiangtian, pursuant to which Fei Wang and Zhou Jian, the owners of Xianning Xiangtian, have granted to Xiangtian Shenzhen and Xiangtian HK the irrevocable right and option to acquire all of their equity interests in Xianning Xiangtian.

●	Equity Pledge Agreement, entered among Xiangtian Shenzhen, Fei Wang, Zhou Jian, and Xianning Xiangtian, pursuant to which Fei Wang and Zhou Jian, the owners of Xianning Xiangtian, have pledged all of their rights, titles and interests in Xianning Xiangtian to Xiangtian Shenzhen to guarantee Xianning Xiangtian’s performance of its obligations under all the other VIE Agreements.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

●	Know-How Sub-License Agreement, entered between Xiangtian Shenzhen and Xianning Xiangtian, pursuant to which Xiangtian Shenzhen has granted Xianning Xiangtian an exclusive right to use and develop a series of aerodynamics related patents and technologies with respect to electrical generation for commercial and residential structures, not including automobile and wind towers. Xiangtian Shenzhen possesses the rights licensed under this agreement through two license agreements dated September 30, 2018 with Fei Wang, Zhou Jian and Lucksky Group, the owners of the aforesaid patents and technologies. For the sublicense contemplated under this agreement, Xianning Xiangtian will pay Xiangtian Shenzhen an annual royalty fee of five percent of revenue. For the year ended July 31, 2019, the annual royalty fee was waived by Xiangtian Shenzhen; and

●	Power of Attorney. Pursuant to a power of attorney, each of the Xianning Xiangtian stockholders agreed to irrevocably entrust Xiangtian Shenzhen with the stockholder voting rights and other stockholder rights for representing them to exercise such rights at the stockholders’ meeting of Xianning Xiangtian in accordance with applicable laws and its Article of Association, including, but not limited to, the right to sell or transfer all or any of their equity interest in Xianning Xiangtian, and appoint and vote for the directors and Chairman of Xianning Xiangtian as the authorized representative of the Xianning Xiangtian stockholders. The term of each proxy and voting agreement is as long as each of the Xianning Xiangtian stockholders is a shareholder of Xianning Xiangtian and is binding on any transferee.

●	Spousal Consent Letters. Pursuant to the Powers of Attorney executed by the Xianning Xiangtian Shareholders, each of the shareholders irrevocably appoints Xiangtian Shenzhen as his attorney-in-fact to exercise any and all rights as a shareholder of Xianning Xiangtian, including, but not limited to, the right to attend shareholders’ meetings, to execute shareholders’ resolutions, to sell, assign, transfer or pledge any or all of his equity interest of Xianning Xiangtian, to vote as a shareholder for all matters, as well as full power to execute equity transfer agreement as referenced in the Exclusive Option Agreement and to perform under the Exclusive Option Agreement and Equity Pledge Agreement without limitation. Xiangtian Shenzhen is also authorized to transfer, allocate or use any cash dividends and non-cash income in accordance with the respective shareholder’s instructions and to exercise all the necessary rights associated with the equity interest at Xiangtian Shenzhen’s sole discretion and without the consent of the Xianning Xiangtian Shareholders. The Powers of Attorney will remain effective as long as the Xianning Xiangtian Shareholders remain the shareholders of Xianning Xiangtian.

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

The Company’s total assets and liabilities presented in the accompanying consolidated financial statements represent substantially all of total assets and liabilities of the VIE because the other entities in the consolidation are non-operating holding entities with nominal assets and liabilities. The following financial statement amounts and balances of the VIE were included in the accompanying consolidated financial statements as of July 31, 2019 and 2018 and for the years ended July 31, 2019, 2018 and 2017, respectively:

	July 31, 2019	July 31, 2018

Current assets	$22,287,078	$33,240,433
Current assets of discontinued operations	4,441,772	-
Non-current assets	26,783,807	25,568,517
Non-current assets of discontinued operations	9,537,179	-
Total assets	$63,049,836	$58,808,950

Current liabilities	$23,617,149	$46,576,026
Current liabilities of discontinued operations	1,499,012	-
Non-current liabilities	279,764	7,205,133
Total liabilities	$25,395,925	$53,781,159

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

	For the year ended July 31, 2019	For the year ended July 31, 2018	For the year ended July 31, 2017

Revenues	$53,126,913	$15,269,788	$9,502,952
Gross Profit	$12,910,123	$2,632,324	$1,296,745
Income (loss) from continuing operations	$3,296,310	$144,953	$(4,089,881)
Net loss from continuing operations attributable to XT Energy Group, Inc.	$(78,826)	$(380,049)	$(4,124,909)
Net income from discontinued operations attributable to XT Energy Group, Inc.	946,037	-	-
Net income (loss) attributable to XT Energy Group, Inc.	$867,211	$(380,049)	$(4,124,909)

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

Cash

Cash denominated in RMB with a U.S. dollar equivalent of $3,250,535 and $14,207,358 at July 31, 2019 and 2018, respectively, were held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies. In addition, these balances are not covered by insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk. As of July 31, 2019 and 2018, cash balance of $177,107 and $2,481, respectively, were maintained at U.S. financial institutions, and were insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of July 31, 2019 and 2018, cash balance of $26,288 and $26,402, respectively, were maintained at financial institutions in Hong Kong, and were insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 (approximately $64,000).

Restricted Cash

Restricted cash represents cash held by banks as guarantee deposit collateralizing notes payable pending to be released back to unrestricted cash.

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

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

Short-term Investment

Short-term investment consists of time deposit placed with a bank, which contains a fixed or variable interest rate and has original maturity within one year. Such investment is permitted to be redeemed early without penalties prior to maturity. Given the short-term nature, the carrying value of short-term investment approximates its fair value. The Company does not intend to withdraw early. There was no other-than-temporary impairment of short-term investment for the years ended July 31, 2019, 2018 and 2017.

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

Inventories, net

Inventories, net, consist of raw materials, work in progress and finished goods and are stated at the lower of cost or net realizable value using the weighted average method. When appropriate, impairment to inventories are recorded to write down the cost of inventories to their net realizable value.

Advances to Suppliers, net

Advances to suppliers, net, are cash deposited or advanced to outside vendors or services providers for future inventory purchases or future services. This amount is refundable and bears no interest. For any advances to suppliers determined by management that such advances will not be in receipts of inventories or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its advances to suppliers on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of July 31, 2019 and 2018, there were no such allowances.

Contract Assets

The differences between the timing of the Company’s revenue recognized (based on costs incurred) and customer billings (based on unconditional rights to receive the consideration in the contractual terms) results in changes to the Company’s contract asset or contract liability positions. Provisions for estimated losses of contract assets on uncompleted contracts are made in the period in which such losses are determined.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

Prepaid Expenses

Prepaid expenses represent advance payments made to vendors for services such as rent, consulting and certification.

Other Receivables

Other receivables primarily include advances to employees, receivables from sales of equipment, and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. No allowance was required as of July 31, 2019 and 2018.

Other Receivables – Related Parties

Other receivables – related parties presents advances to management of the Company for business development and travel advances.

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

Property, Plant and Equipment, net

Property, plant and equipment are stated at cost net of accumulated depreciation and impairment losses. Depreciation is provided over the estimated useful lives of the assets using the straight-line method from the time the assets are placed in service. Estimated useful lives are as follows, taking into account the assets’ estimated residual value:

Classification	Estimated Useful Life	Estimated Residual Value
Plant and buildings	5-20 years	0-5%
Machinery equipment	5-10 years	0-5%
Computer and office equipment	3-10 years	0-5%
Vehicles	5-10 years	0-5%
Plant improvement and fixtures	Shorter of lease term or estimated useful live of 5 - 20 years	0-5%

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

Construction-in-progress represents contractor and labor costs, design fees and inspection fees in connection with the construction of the Company’s synthetic fuel raw materials production line, factory plantation, fire safety equipment installation, piping and plant improvement. No depreciation is provided for construction-in-progress until it is completed and placed into service.

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

Notes to Consolidated Financial Statements

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

The Company reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist annually or more frequently if events and circumstances indicate that it is more likely than not that an impairment has occurred. The Company has the opinion to access qualitative factors to determine whether it is necessary to perform the two-step in accordance with ASC 350-20. If the Company believes, as a result of the qualitative carrying amount, the two-step quantities impairment test described below is required.

The first step compares the fair values of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required.

If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business acquisition with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow.

If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of operations and comprehensive loss. Impairment losses on goodwill are not reversed. For the years ended July 31, 2019, 2018 and 2017, an impairment of $339,221, $0, and $0, respectively were recorded for goodwill.

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

For the years ended July 31, 2019, 2018 and 2017, an impairment of $644,382,   $0, and $0, respectively were recorded for intangible assets.

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

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 31, 2019 and 2018:

Financial Assets	Carrying Value as of July 31, 2019	Fair Value Measurements at July 31, 2019 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Short-term investment	$435,787	$435,787	$-	$-

Financial Liabilities	Carrying Value as of July 31, 2018	Fair Value Measurements at July 31, 2018 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Contingent payment consideration liabilities (see Note 3)	$331,505	$-	$-	$331,505

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis on level 3 measurements for the years ended July 31, 2019 and 2018:

	July 31, 2019	July 31, 2018
Beginning balance	$331,505	$-
Contingent liability obligated from business combinations	-	341,411
Change in estimated contingent liabilities	243,658	-
Release from level 3 measurement due to contingent payments has been finalized	(570,322)	-
Exchange rate effect	(4,841)	(9,906)
Ending balance	$-	$331,505

The Company believes the carrying amount reported in the consolidated balance sheet for cash, restricted cash, notes receivable, accounts receivable, inventories, advance to suppliers, contract assets, prepaid expenses, other receivables, loan receivables, deposit for investments, short-term loans, accounts payable, advances from customers, other payables and accrued liabilities, tax payables and short-term investment payable approximate fair value because of the short-term nature of such instruments. The carrying amount of long-term investment payable reported in the consolidated balance sheets at carrying value, which approximates fair value as the rate of amortization of investment payment discount used were similar to interest rate charged by the bank in the PRC. As of July 31, 2019 and 2018, long-term investment payable balance was $279,764, net of discount of $25,999, and $7,205,133, net of discount of $869,173, respectively.

Discontinued operations

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meet the criteria in paragraph 205-20-45-1E to be classified as discontinued operations. When all of the criteria to be classified as discontinued operations are met, including management having the authority to approve the action and committing to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from the balances of the continuing operations. At the same time, the results of discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45. See Note 4 – Discontinued operations.

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

Notes to Consolidated Financial Statements

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

The key assumptions used in the estimate of costs to complete relate to the unit material cost, the quantity of materials to be used, the installation cost and those indirect costs related to contract performance. The estimate of unit material cost is reviewed and updated on a quarterly basis, based on the updated information available in the supply markets. The estimate of material quantity to be used for completion and the installation cost is also reviewed and updated on a quarterly basis, based on the updated information on the progress of project execution. If the supply market conditions or the progress of project execution were different, it is likely that materially different amounts of contract costs would be used in the input method of accounting. Thus the uncertainty associated with those estimates may impact the Company’s consolidated financial statements. Selling, general, and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements. Claims for additional contract costs are recognized upon a signed change order from the customer.

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

The Company’s sale and installation of power generation systems revenue for the years ended July 31, 2019, 2018 and 2017 were $391,837, $5,456,463, and $7,299,943, respectively.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

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

The Company’s disaggregate sale of products streams for the years ended July 31, 2019, 2018 and 2017 are summarized as follows:

	For the Year Ended July 31, 2019	For the Year Ended July 31, 2018	For the Year Ended July 31, 2017
Revenues – sales of products
PV panels and others	$23,321,989	$5,583,858	$2,221,428
Air compression equipment and other components	1,373,196	1,101,744	-
Heat pumps	8,771,452	1,533,845	-
High-grade synthetic fuel	12,957,944	1,351,215	-
Hydraulic parts and electronic components	6,310,495	242,663	-
Wine and herbal wine	2,107,593	-	-
Total revenue – sales of products	54,842,669	9,813,325	2,221,428
Less: revenues – sales of products from discontinued operations	(2,107,593)	-	-
Revenues – sales of products from continuing operations	$52,735,076	$9,813,325	$2,221,428

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

Warranty

The Company generally provides limited warranties for work performed under its contracts. At the time a sale is recognized, the Company records estimated future warranty costs under ASC 460. Such estimated costs for warranties are estimated at completion and these warrants are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranty are based on actual warranty experience or Company’s best estimate. There were no such reserves recorded for the years ended July 31, 2019 and 2018. No right of return exists on sales of inventory. As of July 31, 2019 and 2018, accrued warranty expense amounted to $65,182 and $65,791, respectively, and classified in the caption “other payables and accrued liabilities” in the accompanying consolidated balance sheets.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

Advertising Costs

Advertising costs are expensed as incurred and included in selling and general and administrative expenses. Advertising costs amounted to $63,595, $12,892, and $1,896 for the years ended July 31, 2019, 2018, and 2017, respectively.

Employee Benefit

The full-time employees of the Company are entitled to staff welfare benefits including medical care, housing fund, pension benefits, unemployment insurance and other welfare, which are government mandated defined contribution plans. The Company is required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued. Total expenses for the plans were $248,904, $151,167, and $131,923 for the years ended July 31, 2019, 2018, and 2017, respectively.

Research and development (“R&D”)

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses amounted to $323,216, $3,677 and $0 for the years ended July 31, 2019, 2018 and 2017, respectively.

Value Added Taxes

The Company is subject to value added tax (“VAT”). Revenue from sales of goods purchased from other entities is generally subject to VAT at the rate of 13% starting in April 2019, 16% starting in April 2018 and 17% prior to April 2018 and prior for all of its products except Herbal Wine which is at the rate of 3%. The Company is entitled to a refund for VAT already paid on goods purchased. The VAT balance is recorded in other payables on the consolidated balance sheets. Revenues are presented net of applicable VAT.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. PRC tax returns filed in 2014 to 2018 are subject to examination by any applicable tax authorities.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

Comprehensive Income (Loss)

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) ASC 220 “Reporting Comprehensive Income”. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company had other comprehensive loss of ($492,428), ($114,539) and ($180,921) for the years ended July 31, 2019, 2018, and 2017, respectively, from foreign currency translation adjustments.

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

For the purpose of presenting these financial statements of subsidiaries in PRC, the Company’s assets and liabilities are expressed in U.S. dollars at the exchange rate on the balance sheet date, which is 6.8841 and 6.8204 as of July 31, 2019 and 2018, respectively; stockholders’ equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 6.8340, 6.5013, and 6.8160 for the years ended July 31, 2019, 2018 and 2017, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheets.

For the purpose of presenting these financial statements of the subsidiary in Hong Kong, the Company’s assets and liabilities are expressed in U.S. dollars at the exchange rate on the balance sheet date, which is 7.8275 and 7.8490 as of July 31, 2019 and 2018, respectively; stockholders’ equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 7.8369, 7.8280 and 7.7696 for the years ended July 31, 2019,2018 and 2017, respectively. The resulting translation adjustments are reported under accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheets.

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

Statutory Reserves

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable statutory surplus reserve fund. Subject to certain cumulative limits, the statutory surplus reserve fund requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the reserve fund. For foreign invested enterprises, the annual appropriation for the reserve fund cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). If the Company has accumulated loss from prior periods, the Company is able to use the current period net income after tax to offset against the accumulate loss. For the years ended July 31, 2019 and 2018, the Company has contributed $572,642 and $108,487, respectively, to the statutory reserves.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

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

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption assuming the Company will remain an emerging growth company at that date. Early adoption is permitted. In September 2017, the FASB issued ASU No. 2017-13, which to clarify effective dates that public business entities and other entities were required to adopt ASC Topic 842 for annual reporting. A public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for annual reporting periods beginning after December 15, 2019, and interim reporting periods within annual reporting periods beginning after December 15, 2020. ASU No. 2017-13 also amended that all components of a leveraged lease be recalculated from inception of the lease based on the revised after tax cash flows arising from the change in the tax law, including revised tax rates. The difference between the amounts originally recorded and the recalculated amounts must be included in income of the year in which the tax law is enacted. The Company adopted ASU 2016-02 on August 1, 2019. The Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as single lease component. The impact of the adoption of the Topic 842, as of August 1, 2019, the Company recognized approximately $2.9 million right of use (“ROU”) assets and approximately $2.3 million lease liabilities. The adoption of this standard resulted in the recording of operating lease assets and operating lease liabilities as of August 1, 2019, with no related impact on the Company’s consolidated statement of changes in stockholders’ equity or consolidated statements of operations and comprehensive loss. The recognition of ROU assets and lease liabilities are based on the present value of the remaining lease payments over the lease term with a term of longer than 12 months.  Since the implicit rate for the Company’s leases is not readily determinable, the Company use its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term of 4.75% and 4.90% of PRC borrowing rate as of August 1, 2019.

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

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework —Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for annual and interim reporting periods beginning August 1, 2020. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning August 1, 2020. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

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

Pursuant to the Jinli Agreement, Xianning Xiangtian agreed to acquire 100% of the capital stock of Hubei Jinli collectively held by the Jinli Sellers (the “Jinli Acquisition”), for an aggregate consideration of RMB 150 million (approximately $23.18 million), consisting of the following: (a) RMB 40 million (approximately $6.18 million) in cash (the “Jinli Cash Portion”); and (b) shares of the Company’s common stock (the “Jinli Stock Portion”) which shall have a value equal to RMB 80.07 million (approximately $12.37 million). The price per share will be determined by the average daily closing price of Xiangtian’s common stock for the period from January 1, 2018 to June 30, 2018; and (c) an assumption by Xianning Sanhe of Hubei Jinli’s existing bank loan from Hubei Xianning Rural Commercial Bank in the principal amount of RMB 29.93 million (approximately $4.63 million). The existing bank loan did not count toward the purchase price as it is considered to be assumed debt as part of the Hubei Jinli’s net assets. Pursuant to the Jinli Agreement, the Jinli Cash Portion shall be paid within seven days of the Jinli Agreement, and the Jinli Acquisition shall be closed within one month after payment of the Jinli Cash Portion. On June 21, 2018, Xianning Xiangtian, entered into a supplemental agreement to the Stock Purchase Agreement (the “Supplement Agreement”) with the Jinli Sellers, pursuant to which the Jinli Sellers have the right to demand that Xianning Xiangtian pay RMB 80.07 million (approximately $12.37 million) plus interest to repurchase the Stock Portion if the Company does not list its common stock on the Nasdaq Stock Market by June 21, 2019. This clause was automatically forfeited after the payment term was amended on August 11, 2018.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

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

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Hubei Jinli based on a valuation performed by an independent valuation firm engaged by the Company:

Fair Value
Cash	$33,402
Accounts receivable, net	2,561,863
Inventories, net	455,247
Advances to suppliers	143,129
Other receivables	8,622
Loan receivables	2,434,381
Plant and equipment, net	6,550,446
Intangible assets, net	7,899,887
Deferred tax assets	9,295
Goodwill	3,906,599
Total assets	24,002,871

Short-term loan - bank	(2,114,005)
Current maturities of long-term loan	(3,160,828)
Accounts payable	(357,188)
Advance from customers	(4,099)
Other payables and accrued liabilities	(844,926)
Other payables - related party	(30,200)
Income taxes payable	(317,920)
Total liabilities	(6,829,166)
Net assets acquired	$17,173,705

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

Approximately $3.9 million of goodwill arising from the acquisition consists largely of synergies expected from combining the operations of Xianning Xiangtian and Hubei Jinli. None of the goodwill is expected to be deductible for income tax purposes.

The change in fair value measurement of contingent liability amounted to $441,199 for the year ended July 31, 2019 and the contingent liability increased to $570,322.

The following pro forma combined results of operations present the Company’s financial results as if the acquisition of Hubei Jinli had been completed on August 1, 2017. The pro forma results do not reflect operating efficiencies or potential cost savings which may result from the consolidation of operations. Accordingly, the pro forma financial information is not necessarily indicative of the results of operations that the Company would have recognized had it completed the transaction on August 1, 2017. Future results may vary significantly from the results in this pro forma information because of future events and transactions, as well as other factors.

	For the Years Ended
	July 31, 2018	July 31, 2017
	(Unaudited)	(Unaudited)
Revenue	$19,049,576	$11,649,664
Cost of revenue	14,409,989	9,496,952
Gross profit	4,639,587	2,152,712
Total operating expenses	4,359,578	6,235,229
Income (loss) from operations	280,009	(4,082,517)
Other income (expenses), net	(530,989)	(13,796)
Loss before income taxes	(250,980)	(4,096,313)
Income tax expense	(337,243)	(242,822)
Net loss attributable to XT Energy Group, Inc.	(588,223)	(4,339,135)
Less: Net income attributable to non-controlling interest	66,883	-
Net loss attributable to XT Energy Group, Inc.	$(655,106)	$(4,339,135)
Weighted average number of common shares outstanding - basic and diluted	591,042,000	591,042,000
Net loss per common share - basic and diluted	$(0.00)	$(0.01)

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

Notes to Consolidated Financial Statements

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

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Tianjin Jiabaili based on a valuation performed by an independent valuation firm engaged by the Company:

Fair Value
Cash	$2,731
Other current assets	2,065
Intangible assets, net	875,802
Goodwill	350,055
Total assets	1,230,653
Total liabilities	-
Net assets acquired	$1,230,653

Approximately $0.4 million of goodwill arising from the acquisition consists largely of synergies expected from combining the operations of Xianning Xiangtian and Tianjin Jiabaili. None of the goodwill is expected to be deductible for income tax purposes.

During the year ended July 31, 2019, the Company determined that Tianjin Jiabaili operation would not be able to begin production due to misrepresentation of the production facility of Tianjin Jiabaili from the former shareholders of Tianjin Jiabiali. As a result, the Company recognized impairment of loss of its intangible assets and goodwill of $983,603 for the year ended July 31, 2019. The contingent profit sharing purchase price payment has also been reduced to $0 as the Company is not expecting to generate any profit from Tianjin Jiabaili. Also see Note 17 – Commitments and Contingencies with the former shareholders of Tianjin Jiabaili.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

For the year ended July 31, 2018, the impact of the acquisition of Tianjin Jiabaili to the pro forma consolidated statements of operations and other comprehensive loss was not material.

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

Pursuant to the Agreement, Xianning Xiangtian paid a total cash consideration of RMB67.5 million (approximately $9.7 million) (“Total Consideration”) to be contributed into Wine Co. as registered capital. RMB60 million (approximately $8.7 million) of the Total Consideration was deposited into an escrow account held by Xianning Wenquan Branch of Agricultural Bank of China as escrow agent on December 14, 2018. As of December 21, 2018, the Rongentang Shareholders completed the equity interest transfer registration with relevant PRC government authorities and the fund in the escrow was released.

In addition, Rongentang Shareholders completed the title transfer procedures with the PRC government authorities for all the real property and land use rights possessed by Rongentang to Wine Co. (“Title Transfer”) from the owner of such real property and land use rights, Xianning Rongentang Wine Co., Ltd. (“Xianning Rongentang”), an entity controlled by the Rongentang Shareholders, in February 2019. Rongentang also obtained a three-year royalty-free license from Xianning Rongentang, the owner of the trademark “Rongentang,” to use such trademark, in January 2019. The Company paid the remaining RMB7.5 million (approximately $1.1 million) of the Total Consideration to Wine Co. as registered capital in March 2019.

Rongentang Shareholders were responsible for taxes and undisclosed liabilities of Rongentang prior to the closing, including but not limited to, the guarantee liability of Wine Co. under certain loan agreement, pursuant to which a security interest in the real property possessed by Rongentang was granted to secure the repayment of a loan of a party related to Rongentang Shareholders of up to RMB10 million (approximately $1.5 million) to a PRC commercial bank. RMB10 million (approximately $1.5 million) of the funds received by the Rongentang Shareholders in connection with the Transaction was used to pay off this loan on January 18, 2019.

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

Notes to Consolidated Financial Statements

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date, which represents the net purchase price allocation on the date of the acquisition of Wine Co. and Herbal Wine Co. based on a valuation performed by an independent valuation firm engaged by the Company:

Fair Value
Cash	$6,890
Accounts receivable, net	23,612
Inventories, net	1,035,186
Advances to suppliers	25,719
Other receivables	244,279
Plant and equipment, net	4,351,805
Intangible assets, net	2,999,442
Goodwill	1,976,878
Total assets	10,663,811

Advance from customers	13,904
Other payables and accrued liabilities	6,128,289
Other payables – related parties and director	3,653,843
Taxes payable	5,582
Total liabilities	9,801,618
Net assets acquired prior to capital contribution	$862,193
Total consideration for capital injection	9,699,669
Additional capital contribution by noncontrolling shareholder	215,548
Net assets acquired after capital contribution	10,777,410
Percentage of interest acquired	90.0%
Total net assets acquired	$9,699,669

The above fair value valuation is a preliminary assessment. The Company will continue to evaluate the fair value and to be finalized within one year from acquisition date on December 21, 2018.

Approximately $1.9 million of goodwill arising from the acquisition consists largely of synergies expected from the sales distribution networks of the Company to boost its wine and herbal wine sales. None of the goodwill is expected to be deductible for income tax purposes.

For the years ended July 31, 2019, 2018 and 2017, the impact of the acquisition of Wine Co. and Herbal Wine Co. to the pro forma consolidated statements of operations and comprehensive loss was not material.

On May 24, 2019, the Board discussed a plan to pursue the potential sale of all its ownership interest in Herbal Wine Co. and Wine Co. in order to shift its business focus on its energy related business. Therefore, the result of operations was presented as discontinued operations as of and for the year ended July 31, 2019 consolidated financial statements. See Note 4 – Discontinued operations.

Profit sharing payments

Profit sharing payments represent estimated contingent profit sharing payments that the Company agreed to as a purchase price consideration in relation to the acquisition of Hubei Jinli and Tianjin Jiabaili to the former shareholders’ of Hubei Jinli and Tianjin Jiabaili.

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

The change in fair value measurement of contingent liability loss amounted to $441,199 with foreign translation rate effect of $4,447 for the year ended July 31, 2019 as the operations result of Hubei Jinli has changed. As of July 31, 2019 and 2018, profit sharing payments to the former shareholders of Hubei Jinli were $570,322 and $133,570, respectively and classified in the caption “other payables and accrued liabilities” in the accompanying consolidated balance sheets.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

Profit sharing payments to former shareholders of Tianjin Jiabaili

Xianning Xiangtian shall pay the former shareholders of Tianjin Jiabaili 10% of the Tianjin Jiabaili’s annual net profit indefinitely from the date of acquisition on June 30, 2018. The change in fair value measurement of contingent liability gain amounted to $197,541 with foreign translation rate effect of $393 for the year ended July 31, 2019 as Tianjin Jiabaili operations will no longer to continue. As of July 31, 2019 and 2018, profit sharing payments to the former shareholders of Tianjin Jiabaili were $0 and $197,935, respectively, and classified in the caption “other payables and accrued liabilities” in the accompanying consolidated balance sheets.

Investment payable

Investment payable consists of the following:

Name of Payee	Relationship	Nature	July 31, 2019	July 31, 2018

Sheng Zhou	Former shareholder of Hubei Jinli	Payment for acquisition of Hubei Jinli	$-	$9,069,058
Guifen Wang	Former shareholder of Hubei Jinli	Payment for acquisition of Tianjin Jiabaili	136,314	137,587
Total			136,314	9,206,645
Short-term			(136,314)	(2,505,871)
Long-term			$-	$6,700,774

The maturities schedule is as follows as of July 31, 2019:

Repayment date	Amount
Due on demand (see Note 17 – Commitments and Contingencies)	$136,314
Total	$136,314

Investment payable – related parties

Investment payable – related parties consist of the following:

Name of Related Party	Relationship	Nature	July 31, 2019	July 31, 2018

Wenhe Han (see Note 17 – Commitments and Contingencies)	Vice general manager of Tianjin Jiabaili	Payment for acquisition of Tianjin Jiabaili	$113,537	$261,216
Heping Zhang	General manager of Hubei Jinli	Payment for acquisition of Hubei Jinli	370,875	750,286
Total			484,412	1,011,502
Short-term			(204,648)	(507,143)
Long-term			$279,764	$504,359

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

The maturities schedule is as follows as of July 31, 2019:

Repayment date	Amount
Due on demand	$113,537
June 2020	101,683
June 2021	305,763
Debt discount	(36,571)
Total	$484,412

Debt discount

Debt discount, net of accumulated amortization, totaled $36,571 and $1,021,413 as of July 31, 2019 and 2018, respectively, are recognized as a reduction of investment payable. Amortization expense related to the debt discount, included in interest expense, was $493,102, $43,328 and $0 for the years ended July 31, 2019, 2018 and 2017, respectively.

The Company repaid the payment for acquisition of Hubei Jinli prior to the original due date, as a result, the Company recognized a one-time finance expenses of $489,439 at the time for which the discount portion of the original due date payment were prepaid for the year ended July 31, 2019 and is included in the caption “other (expense) income, net” on the accompanying consolidated statements of operations and comprehensive loss.

Note 4 – Discontinued operations

On May 24, 2019, the Company’s Board, discussed a plan to pursue the potential sale of all its ownership interest in Herbal Wine Co. and Wine Co. in order to shift the business focus on its energy related business. The decision and action taken by the Company of disposing Herbal Wine Co. and Wine Co. represent a major shift that will have a major effect on the Company’s operations and financial results, which trigger discontinued operations accounting in accordance with ASC 205-20-45.

The fair value of discontinued operations, determined as of July 31, 2019, includes estimated consideration expected to be received, less costs to sell. After consideration of the determination of fair value of the discontinued operations, no impairment were indicated as of July 31, 2019.

Reconciliation of the carrying amounts of major classes of assets and liabilities from discontinued operations in the consolidated balance sheets, including Herbal Wine Co. and Wine Co. as of July 31, 2019.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

Carrying amounts of major classes of assets included as part of discontinued operations:

July 31,
2019
CURRENT ASSETS:
Cash	$1,929,899
Accounts receivable, net	471,889
Inventories, net	1,785,176
Advances to suppliers	181,101
Other current assets	73,707
Total current assets of discontinued operations	4,441,772

OTHER ASSETS:
Property, plant and equipment, net	4,588,449
Intangible assets, net	2,950,343
Goodwill	1,998,387
Total other assets of discontinued operations	9,537,179

Total assets of the disposal group classified as discontinued operations	$13,978,951
Carrying amounts of major classes of liabilities included as part of discontinued operations:
CURRENT LIABILITIES:
Accounts payable	$25,266
Advance from customers	1,124,608
Other payables and accrued liabilities	42,778
Income taxes payable	306,360
Total current liabilities of discontinued operations	1,499,012

Total liabilities of the disposal group classified as discontinued operations	$1,499,012

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

Reconciliation of the amounts of major classes of income and losses from discontinued operations in the consolidated statements of operations and comprehensive loss, including Herbal Wine Co. and Wine Co. for the year ended July 31, 2019.

For the Year Ended July 31,
2019
Revenue:
Significant customer, former related party	$246,939
Other customers	1,860,654
Total revenue	2,107,593

Cost of revenue	271,919

Gross profit	1,835,674

OPERATING EXPENSES:
Selling expenses	24,644
General and administrative expenses	416,228
Total operating expenses	440,872

Income from operations	1,394,802

OTHER INCOME (EXPENSE)
Other expense, net	(37,256)
Interest income	2,211
Total other expenses, net	(35,045)

Income before income taxes	1,359,757

Income tax expenses	(308,605)

Net income from discontinued operations	1,051,152

Less: Net income attributable to non-controlling interest from discontinued operations	105,115

Net income from discontinued operations attributable to XT Energy Group, Inc.	$946,037

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

Note 5 – Accounts receivable, net

Accounts receivable, net, consist of the following:

	July 31, 2019	July 31, 2018

Accounts receivable	$6,096,212	$6,516,935
Less: allowance for doubtful accounts	(1,695,469)	(1,374,155)
Accounts receivable, net	4,400,743	5,142,780
Less: accounts receivable – discontinued operations	(471,889)	-
Accounts receivable, net – continuing operations	$3,928,854	$5,142,780

During the year ended July 31, 2019, the Company recorded a provision of $422,684 of allowance for doubtful accounts and wrote off $118,684 accounts receivable. Addition of $32,478  was attributable to the acquisition of Wine Co. and Herbal Wine Co. Foreign currency translation effect amounted to $15,164. Balance of allowance for doubtful accounts from discontinued operations amounted to $32,242.

During the year ended July 31, 2018, the Company recognized $119,003 of recovery of allowance for doubtful accounts with foreign currency translation effect of $20,862. During the year ended July 31, 2017, the Company recorded a provision of $1,395,152 of allowance for doubtful account. There are no write-off and allowance for doubtful accounts from discontinued operations during the years ended July 31, 2018 and 2017.

Note 6 – Inventories, net

Inventories, net, consist of the following:

	July 31, 2019	July 31, 2018

Raw materials and parts	$1,607,472	$1,725,258
Work in progress	258,634	124,507
Semi-finished goods	392,772	-
Finished goods	6,420,298	3,291,768
Total	8,679,176	5,141,533
Less: allowance for inventory reserve	(54,421)	-
Inventories, net	8,624,755	5,141,533
Less: inventories – discontinued operations	(1,785,176)	-
Inventories, net – continuing operations	$6,839,579	$5,141,533

For the year ended July 31, 2019, 2018 and 2017, an impairment of $263,720, $0, and $337,000, respectively, were recorded for inventories and reflected as cost of sales on the accompanying statement of operations. For the years ended July 31, 2019, 2018 and 2017, the Company wrote off inventories of $208,900, $341,609, and $0, respectively, from allowance for inventory reserve.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

Note 7 – Contract assets

Contract assets consist of the following:

	July 31, 2019	July 31, 2018
Revenue recognized to date	$-	$5,025,892
Billings to date	-	(2,142,484)
Contract assets	$-	$2,883,408

Note 8 – Deposit for investment, net

On March 16, 2018, the Company entered into a letter of intent to establish a 60% majority-owned subsidiary for a proposed supermarket project. Pursuant to the letter of intent, the Company paid a deposit to an unrelated party that will be the 40% noncontrolling interest in the proposed project. The deposit was $439,857 (RMB 3,000,000) and is expected to be used as working capital once the subsidiary is formed. On July 20, 2018, the Company rescinded the letter of intent and the unrelated party is required to fund the deposit to the Company by October 20, 2018. The Company collected $14,539 (RMB 100,000) as of October 31, 2018. The Company has received additional approximately $0.1 million (RMB 710,000) in November 2018. In May 2019, the Company entered an extension agreement with the unrelated party to extend the deadline for refunding the remaining balance of approximately $0.3 million (RMB 2,190,000) by July 2019. For the year ended July 31, 2019, an impairment of $320,457 (RMB 2,190,000) was recorded for deposit for investment after collection effort was made and the Company is unable to collect the remaining due. For the years ended July 31, 2018 and 2017, there was no such impairment.

Note 9 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	July 31, 2019	July 31, 2018

Plant and buildings	$11,773,196	$6,662,554
Machinery equipment	9,040,901	6,711,556
Computer and office equipment	668,741	251,965
Vehicles	468,486	121,211
Plant improvement	1,146,692	729,766
Construction in progress	1,650,429	256,503
Subtotal	24,748,445	14,733,555
Less: accumulated depreciation	(5,098,140)	(2,767,322)
Property, plant and equipment, net	19,650,305	11,966,233
Less: property, plant and equipment – discontinued operations	(4,588,449)	-
Property, plant and equipment, net – continuing operations	$15,061,856	$11,966,233

Depreciation expenses from continuing operations for the years ended July 31, 2019, 2018 and 2017 were $999,036, $439,314 and $281,722, respectively. For the years ended July 31, 2019, 2018, and 2017, depreciation from continuing operations included in cost of sales was $590,391, $88,685, and $22,490 respectively. For the years ended July 31, 2019, 2018, and 2017, depreciation from continuing operations included in selling, general and administrative expenses was $408,645, $350,629 and $259,232, respectively.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

Depreciation expenses from discontinued operations for the year ended July 31, 2019 was $169,738. For the year ended July 31, 2019, depreciation from operations discontinued operations included in cost of sales and selling, general and administrative expenses was $144,009 and $25,729, respectively.

Construction-in-progress consist of the following as of July 31, 2019:

Construction-in-progress description	Value	Estimated Completion date	Estimated Additional Cost to Complete
Synthetic fuel raw materials production line	$860,040	Completed in August 2019	$11,621
Factory plantation	280,026	Completed in August 2019	14,526
Fire safety equipment installation	152,306	November 2019	261,472
Piping	241,161	Completed in August 2019	58,105
Plant improvement	116,896	Completed and Inspected in August 2019	-
Total construction-in-progress	1,650,429		345,724
Less: construction-in-progress – discontinued operations	(116,896)		-
Total construction-in-progress – continuing operations	$1,533,533		$345,724

Note 10 – Intangible assets, net

Intangible assets, net, consist of the following:

	July 31, 2019	July 31, 2018

Land use rights	$7,227,670	$4,581,842
Technology know-hows	1,812,147	1,829,072
Patents, licenses and certifications	2,408,430	2,935,293
Software	7,451	-
Less: accumulated amortization	(715,376)	(85,564)
Intangible assets, net	10,740,322	9,260,643
Less: intangible assets – discontinued operations	(2,950,343)	-
Intangible assets, net – continuing operations	$7,789,979	$9,260,643

Amortization expenses from continuing operations for the years ended July 31, 2019, 2018 and 2017 amounted to $752,826, $88,534 and $0, respectively.

Amortization expenses from discontinued operations for the year ended July 31, 2019 amounted to $86,716.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

Based on the finite-lived intangible assets as of July 31, 2019, the expected amortization expenses from continuing operations are estimated as follows:

Twelve Months Ending July 31,	Estimated Amortization Expense

2020	$687,773
2021	686,408
2022	684,522
2023	683,077
2024	683,077
Thereafter	7,315,465
Total	10,740,322
Less: intangible assets – discontinued operations	(2,950,343)
Total intangible assets, net – continuing operations	$7,789,979

Note 11 – Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Hubei Jinli	Tianjin Jiabaili	Wine Co. and Herbal Wine Co.	Total
Balance as of July 31, 2017	$-	$-	$-	$-
Goodwill acquired through acquisition	3,906,599	350,055	-	4,256,654
Foreign currency translation adjustment	(113,354)	(10,157)	-	(123,511)
Balance as of July 31, 2018	3,793,245	339,898	-	4,133,143
Goodwill acquired through acquisitions	-	-	1,976,878	1,976,878
Goodwill impairment	-	(339,221)	-	(339,221)
Foreign currency translation adjustment	(35,100)	(677)	21,509	(14,268)
Balance as of July 31, 2019	3,758,145	-	1,998,387	5,756,532
Less: goodwill – discontinued operations	-	-	(1,998,387)	(1,998,387)
Goodwill – continuing operations	$3,758,145	$-	$-	$3,758,145

Note 12 – Debt

Short-term loan - bank

Outstanding balance of short-term loan - bank consisted of the following:

Bank Name	Maturities	Interest rate	Collateral/Guarantee	July 31, 2019	July 31, 2018

Wuhan Rural Commercial Bank	Repaid in May 2019	7.00%	Guarantee by Sheng Zhou and Heping Zheng, former shareholders of Hubei Jinli, and three other companies related to Sheng Zhou	$-	$733,095

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

Current maturities of long-term loan

Outstanding balance of current maturities of long-term loan consisted of the following:

Bank Name	Maturities	Interest rate	Collateral/Guarantee	July 31, 2019	July 31, 2018

Xianning Rural Commercial Bank*	Repaid in April 2019	5.83%	Land use rights, plant and equipment, inventories	$-	$3,069,113

*	The current maturities of long-term loan was acquired through the acquisition of Hubei Jinli on June 30, 2018 (see Note 3).

Short-term loan – third party

Outstanding balance of short-term loan – third party consisted of the following:

Lender Name	Maturities	Interest rate	Collateral/Guarantee	July 31, 2019	July 31, 2018

Xianning Zhongying New Energy Service Co. Ltd.	Repaid in October 2018	4.75%	None	$-	$175,943

Short-term loans – related parties

Name of Related Party	Relationship	Maturities	Interest rate	Collateral/ Guarantee	July 31, 2019	July 31, 2018

Zhou Deng Hua	Chief Executive Officer of the Company	Repaid in April 2019 & July 2019	None	None	$-	$5,864,759
Jian Zhou	Chairman of the Company	Repaid in May 2019	None	None	-	703,771
Hubei Henghao Real Estate Development Co., Ltd.	Bin Zhou, son of Zhou Deng Hua, is the executive director and general manager	Repaid in October 2018	12.00%	None	-	13,195,707
Hubei Henghao Real Estate Development Co., Ltd	Bin Zhou, son of Zhou Deng Hua, is the executive director and general manager	Repaid in January 2019	4.75%	None	-	381,209
Total					$-	$20,145,446

Interest expense for the year ended July 31, 2019 amounted to $462,331, including $296,093 related parties interest expenses. Interest expense for the year ended July 31, 2018 amounted to $256,467, including $221,819 related parties interest expenses. Interest expense for the year ended July 31, 2017 amounted to $0.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

Note 13 – Related party balances and transactions

Sales to related parties

Sanhe Liguang Kelitai Equipment Ltd (“Sanhe Kelitai”)

In August 2016, Sanhe Xiangtian began three construction projects for installation of PV panels with Sanhe Kelitai. Sanhe Kelitai is majority (95%) owned by Zhou Jian, the Company’s Chairman of the Board. The Company had two construction projects for installation of PV panels with Sanhe Kelitai as well as sold various PV panels products to this related party. For the years ended July 31, 2019, 2018 and 2017, revenue of $0, $128,878 and $170,588, respectively, and costs of sales of $0, $112,890 and $147,466, respectively, were recognized related to these projects.

Jian Zhou

For the year ended July 31, 2018, the Company had one construction project for installation of PV panels with Jian Zhou’s property. Revenue of $29,013 and costs of sales of $25,823 were recognized related to this project.

For the year ended July 31, 2019, the Company sold Heat Pump products, PV Panels products and other parts to Jian Zhou. Revenue of $4,856 and costs of sales of $4,040 were recognized related to this project.

Leases with related parties

Sanhe Xiangtian leases its principal office, factory and dormitory from LuckSky Group in Sanhe City, Hebei Province, PRC. LuckSky Group is owned by Zhou Deng Rong, the Company’s former Chief Executive Officer, and Zhou Jian, the Company’s Chairman. The space in the office, factory and dormitory being leased are 1296, 5160 and 1200 square meters, respectively. The office and factory space are leased for a rent of $105,053 (RMB 697,248) per year and the dormitory is leased for a rent of $19,527 (RMB 129,600) per year. The leases expire on July 31, 2024 and are subject to renewal with a two-month advance written notice. This lease is terminated in April 2019. For the years ended July 31, 2019, 2018 and 2017, rent expense for the lease with Lucksky Group was $90,743, $127,182 and $125,930, respectively.

During year ended July 31, 2018, Sanhe Xiangtian leased another office in Sanhe City from Sanhe Dong Yi Glass Machine Company Ltd (“Sanhe Dong Yi”) which is owned by Zhou Deng Rong with the lease term expired on June 14, 2019 for a rent of approximately $7,000 (RMB 48,000) per year. Sanhe Xiangtian renewed such lease under the same terms from June 15, 2019 to June 14, 2020. For the years ended July 31, 2019, 2018 and 2017, rent expense for this lease with Sanhe Dong Yi was $7,024, $22,149 and $0, respectively.

Related party balances

a.	Short-term loans – related parties (See Note 12)

b.	Other receivables – related parties:

Name of Related Party	Relationship	Nature	July 31, 2019	July 31, 2018

Lei Su	Legal representative of Tianjin Jiabaili	Employee advances	$2,905	$-
Deng Hua Zhou	Chief Executive Officer	Employee advances	3,632	-
Total			$6,537	$-

c.	Accounts payable – related parties:

Name of Related Party	Relationship	Nature	July 31, 2019	July 31, 2018

Xianning Baizhuang Tea Industry Co., Ltd.	Bin Zhou is the CEO of the company	Purchase of materials	$9,554	$-
Total			$9,554	$-

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

d.	Other payables – related parties:

Name of Related Party	Relationship	Nature	July 31, 2019	July 31, 2018

Luck Sky International Investment Holdings Ltd.	Owned by Zhou Deng Rong, former Chief Executive Officer and director	Payment for U.S. professional fee	$593,941	$-
Lucksky Group	Owned by Zhou Deng Rong, former Chief Executive Officer and director, and Zhou Jian, Chairman	Lease payable	600,549	515,234
Sanhe Dong Yi	Owned by Zhou Deng Rong, former Chief Executive Officer and director	Lease payable	872	21,113
Hubei Henghao Real Estate Development Co., Ltd.	Bin Zhou, son of Zhou Deng Hua, is the executive director and generate manager	Interest payable	488,455	211,441
Zhou Deng Rong	Former Chief Executive Officer and director	Payment for U.S. professional fee	2,748,259	2,748,260
Zhou Deng Hua	Chief Executive Officer	Advances for operational purpose	-	289,572
Jian Zhou	Chairman	Advances for operational purpose	1,900,164	436,444
Zhimin Feng	Legal representative of Jingshan Sanhe	Advances for operational purpose	3,222	1,191
Wei Gu	General manager of Xiangtian Zhongdian	Advances for operational purpose	-	6,863
Heping Zhang	General Manager of Hubei Jinli	Payment for acquisition of Hubei Jinli	39,923	-
Total			$6,375,385	$4,230,118

e.	Investment payables – related parties (See Note 3)

Note 14 – Significant customer, former related party

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

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

During the years ended July 31, 2019, 2018 and 2017, the Company entered into a series of sales contracts with Xianning Lucksky. These contracts represented approximately $1,680,000, $1,156,000 and $6,800,000 of the Company’s revenue from continuing operations during the years ended July 31, 2019, 2018 and 2017, respectively. These contracts represented approximately $247,000 of the Company’s revenue from discontinued operations during the years ended July 31, 2019. There are no revenue generated with Xianning Lucksky from discontinued operations during the years ended July 31, 2018 and 2017.

On July 27, 2016, Xianning Xiangtian entered into a rental agreement with Xianning Lucksky to lease 4,628 square meters’ space in a factory in Xianning, Hubei Province, PRC. The space is leased for a rent of $83,132 (RMB 555,360) per year. The lease would expire on July 31, 2018 but the Company terminated the lease early in February 2018 when the Company through Xiangtian Zhongdian signed another lease agreement which expired on February 5, 2019 with a rent of approximately $25,000 (RMB 168,922) per year. Xiangtian Zhongdian renewed such lease under the same terms from February 6, 2019 to February 5, 2021. During the years ended July 31, 2019, 2018 and 2017, rent expense related to these leases was $25,000, $51,243 and $81,480, respectively.

On February 1, 2018, Xianning Xiangtian entered into a lease with Xianning Lucksky for a space of 4,628 square meters in the factory in Xianning, Hubei province. The factory space is leased for a rent of approximately $25,000 (RMB 168,922) per year from February 1, 2018 to July 31, 2020 and is subject to renewal with a one-month advance written notice. Rent expense for this lease amounted to $25,000 and $0 for the years ended July 31, 2019 and 2018, respectively.

On July 27, 2018, Xianning Xiangtian entered into a lease with Xianning Lucksky for a space of 3,128 square meters in the factory in Xianning, Hubei province. The factory space is leased for a rent of approximately $17,000 (RMB 114,172) per year from August 1, 2018 to July 31, 2020 and is subject to renewal with a one-month advance written notice. Rent expense for this lease amounted to $17,000 and $0 for the years ended July 31, 2019 and 2018, respectively.

Note 15 – Employee benefits government plan

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. PRC labor regulations require the Company to pay to the local labor bureau a monthly contribution calculated at a stated contribution rate based on the basic monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. As of July 31, 2019 and 2018, the outstanding amount due to the local labor bureau was $199,500 and $174,971, respectively, and is included in Other Payables and Accrued Liabilities on the accompanying consolidated balance sheets.

Note 16 – Income taxes

Income tax

United States

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. As the Company has a July 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of 21% and approximately 28.6% for the Company’s fiscal year ending July 31, 2019 and 2018, respectively. Accordingly, the Company has remeasured the Company’s deferred tax assets on net operating loss carryforwards (“NOLs”) in the U.S at the lower enacted cooperated tax rate of 21%. However, this remeasurement has no effect on the Company’s income tax expenses as the Company has provided a 100% valuation allowance on its deferred tax assets previously.

Additionally, the Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused the Company to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOLs and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to December 31, 2018 which the Company has foreign cumulative losses at December 31, 2018.

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

Significant components of the income tax expense consisted of the following for the years ended July 31, 2019 and 2018:

	2019	2018	2017
Current	$2,272,843	$170,678	$263,025
Deferred	-	9,469	(104,784)
Provision for income tax	2,272,843	180,147	158,241
Less: provision for income tax – discontinued operations	(308,605)	-	-
Provision for income tax – continuing operations	$1,964,238	$180,147	$158,241

Reconciliation of effective income tax rate from continuing operations is as follows for the years ended July 31:

	2019	2018	2017

Statutory U.S. tax rate	(21.0)%	(28.6)%	(34.0)%
Effect of PRC statutory tax rate	(4.0)%	3.6%	9.0%
Less: valuation allowance	(713.8)%	35.3%	27.5%
Deferred tax expense	0.0%	(0.8)%	2.4%
Permanent difference*	(389.4)%	6.6%	(1.3)%
Tax expense	(1128.2)%	16.1%	3.6%

*	Permanent difference mainly attributable to the expenses incurred in the U.S. and Hong Kong not being able to deducted in the Company’s PRC tax return and certain meal and entertainment expenses and related parties interest expenses which in partially non-deductible under PRC income tax law. For the year ended July 31, 2019, 277.5%, 0.1% and 111.8% represents U.S., Hong Kong and PRC, respectively, expenses incurred not being able to be deducted in the Company’s PRC tax return.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

Reconciliation of effective income tax rate from discontinued operations is as follows for the years ended July 31:

	2019	2018	2017

Statutory U.S. tax rate	21.0%	-%	-%
Effect of PRC statutory tax rate	4.0%	-%	-%
Less: valuation allowance	0.6%	-%	-%
Permanent difference	(2.9)%	-%	-%
Tax expense	22.7%	-%	-%

Significant components of the continuing operations of the Company’s deferred tax assets as of July 31, 2019 and 2018 are approximately as follows:

	2019	2018
Deferred tax assets:
Net operating loss carry forwards	$1,967,400	$911,400
Accounts receivable allowance	415,800	343,500
Inventory allowance	13,600	-
Deposit for investment allowance	79,500	-
Accrued liabilities	72,000	50,600
Warranty and other	16,300	16,400
Deferred tax assets before valuation allowance	2,564,600	1,321,900
Less: valuation allowance	(2,564,600)	(1,321,900)
Net deferred tax assets	$-	$-

As of July 31, 2019, the Company had U.S. federal NOLs of approximately $5,094,000 that expire beginning in 2029 to 2038 with deferred tax assets of approximately $1,070,000. As of July 31, 2019, the Company had approximately $30,000 of NOLs related to its Hong Kong holding companies that can be carryforward indefinitely with deferred tax assets of approximately $5,000. As of July 31, 2019, the Company had approximately $3,571,000 of NOLs related to its PRC subsidiaries and VIEs that expire in years 2019 through 2023 with deferred tax assets of approximately $893,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of July 31, 2019.

Significant components of the discontinued operations of the Company’s deferred tax assets as of July 31, 2019 and 2018 are approximately as follows:

	2019	2018
Deferred tax assets:
Accounts receivable allowance	$8,100	$-
Less: valuation allowance	(8,100)	-
Net deferred tax assets	$-	$-

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

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

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other Income (Expense)” in the statement of operations. Penalties would be recognized as a component of “General and Administrative Expenses” in the statement of operations. The Company filed its July 31, 2016 and 2017 corporation income tax return in November 2018. For the year ended, July 31, 2018, $2,783 of estimated interest costs and $80,000 of estimated penalty were recorded in relation to the Company’s late filing of July 31, 2016 and 2017 corporation income tax return. The Company stayed current with its July 31, 2018 tax return filing. No interest or penalty on unpaid tax was recorded during the year ended July 31, 2019. As of July 31, 2019 and 2018, other than discussed above, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next quarter.

Note 17 – Commitments and contingencies

Operating leases

The total future minimum lease payments under the non-cancellable operating leases as of July 31, 2019 are payable as follows:

Twelve months ending July 31,	Minimum Lease Payment
2020	$531,058
2021	1,069,633
2022	601,241
2023	333,716
2024	436
Thereafter	872
Total minimum payments required	$2,536,956

Rental expense of the Company from continuing operations for the years ended July 31, 2019, 2018 and 2017 were $1,102,164, $304,663, and $212,610, respectively. Rental expense of the Company from discontinued operations for the years ended July 31, 2019, 2018 and 2017 were $0.

Purchase commitment

The total future minimum purchase commitment under the non-cancelable purchase contracts as of July 31, 2019 are payable as follows:

Twelve months ending July 31,	Amount
2020	$43,837
Thereafter	-
Total minimum payments required	43,837
Less: purchase commitments – discontinued operations	(43,837)
Total purchase commitments – continuing operations	$-

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

Contingencies

Cancellation of restricted common stock

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

Contract dispute – Sanhe Xiangtian vs. Shandong Taidai

Sanhe Xiangtian is involved in a litigation with Shandong Taidai Photovoltaic Technology Co., Ltd. (“Shandong Taidai”) for contractual dispute. Sanhe Xiangtian filed a complaint on January 24, 2018 with the Sanhe People’s Court and claimed for damages of RMB 1,000,000 (approximately $149,245) caused by Shandong Taidai as it provided the unqualified construction project. On June 5, 2019, the court ruled Shandong Taidai to pay for the damages of Sanhe Xiangtian in the amount RMB 15,826,000 (approximately $2.3 million) and other associated fees of RMB 23,000 (approximately $3,000). As of the date of this report, the Company has not received any appealing notice from Shandong Taidai. The Company does not believe the litigation will have significant impact on its consolidated financial statements as the Company will record the gain contingency upon receiving the settlement charges.

Shandong Taidai filed a lawsuit against Sanhe Xiangtian with Dongying City Intermediate People’s Court of Shandong Province on November 29, 2018 regarding the same project and claimed unpaid work of RMB 4,089,150 (approximately $610,284) and liquidated damages of RMB 2,025,139 (approximately $302,242). As of December 19, 2018, Sanhe Xiangtian has submitted an application objecting to the jurisdiction of Dongying City Intermediate People’s Court of but the application was rejected. On January 23, 2019, Sanhe Xiangtian appealed the ruling in the jurisdiction of Dongying City Intermediate People’s Court. Currently, the case is under review by the Dongying City Intermediate People’s Court. The Company does not believe the litigation will have a material impact on its current operations and financial statements as the accounts payable amount has been properly accrued.

Acquisition payment dispute – Sanhe Xiangtian vs. Wehhan Han and Guifen Wang

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

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

On April 15, 2019, Xianning Xiangtian filed a lawsuit against Wenhan Han and Guifen Wang, former shareholders of Tianjin Jiabaili, for the same dispute over the equity transfer of Tianjin Jiabaili in the People’s Court of Jizhou District, Tianjin City. Xianning Xiangtian claimed a damage amounting to RMB 2,000,000 (approximately $0.3 million) and demanded immediate refund of RMB 5,080,000 (approximately $0.8 million) plus a 6% annual interest starting from April 15, 2019 due to misrepresentation of the production facility of Tianjin Jiabaili from the former shareholders of Tianjin Jiabiali. A hearing is scheduled on June 11, 2019 and the court approved the request of the Company to freeze Wenhan Han and Guifen Wang’s personal assets worth of RMB 7,080,000 (approximately $1.0 million). Currently, the case is under review by the Dongying City Intermediate People’s Court. Management currently cannot estimate the outcome of the litigation.

Other legal matters

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The majority of these claims and proceedings related to or arise from, being guarantor of a third party and employment contract dispute. The Company accrues costs related to these matters when they become probable and as a result the amount of loss can be reasonably estimated. In determining whether a loss from a claim is probable, and if it is possible to estimate the potential litigation losses. In those situations, the Company discloses an estimate of the probable losses or a range of possible losses, if such estimates can be made.

As of July 31, 2019, the type of complaints and disputes and their potential claims that the Company does not accrue costs for potential litigation losses as the probability of repaying these claims are remote. These potential are summarized as follows:

Labor dispute – Qiao Lijuan vs. Tianjin JiaBaiLi

Regarding the labor dispute lawsuit between Qiao Lijuan and Tianjin JiaBaiLi Petroleum Products Co., Ltd. (Hereinafter referred to as “JiaBaiLi”), on July 23, 2019, Qiao Lijuan sued JiaBaiLi (Defendant A) and the 1st Sales Company of JiaBaiLi (Defendant B) before Jizhou Court claiming Defendant B to pay RMB 7,000 (approximately $1,000) for salary, Defendant A to bear the joint and several liability and both Defendant A and B to bear the litigation fees. Currently, such case is in the process of court hearing and deliberation. The Company does not believe the litigation will have a material impact on its current operations and financial statements.

Negotiable instruments dispute – Kelin Environmental Protection Equipment, Inc.

Regarding the negotiable instruments dispute of Kelin Environmental Protection Equipment, Inc. (Hereinafter referred to as “Kelin”), as Kelin had not paid the draft due and expired, it was pursued by the holders. Xiangtian Zhongdian, as the one of the endorsers, are involved in 14 lawsuits currently and the amount is RMB 4.1 million (approximately $0.6 million). Xiangtian Zhongdian may be jointly and severally liable in the above cases, but it may recourse to the former endorsers after compensation.

Dispute matter	Claim amount
1) Negotiable instruments	$551,997
2) Labor	1,017
Total	$553,014

Shimen Government Inquiry

On June 10, 2019, Xianning Xiangtian received an inquiry from Shimen County Market Supervision Bureau (the "Bureau") with respect to a formal investigation it initiated against Xianning Xiangtian on May 10, 2019.  The Bureau stated it is investigating that Xianning Xiangtian was selling its shares to the public in anticipation of a Nasdaq listing in the near future as part of a multi-level marketing scheme.  On June 14, 2019, Xianning Xiangtian issued a Letter of Statement in response to the inquiry and stated Xianning Xiangtian never issued any shares to the unspecified public since its incorporation and that all of the Company's shares are registered with VStock Transfer Agent. Following Xianning Xiangtian’s delivery of its Letter of Statement, it has not received any further inquiries from the Bureau. The Company believes that these allegations are false and without merit, and intends to vigorously defend against it.

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

Note 18 – Stockholders’ equity

In June 2017, the Board of Directors of the Company adopted the 2017 Stock Incentive Plan (the “Plan”) under which 30 million shares of common stock are available for issuances.

As of July 31, 2019, the Company did not grant any awards under the Plan.

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

During the year ended July 31, 2019, Mr. Jian Zhou, the Company’s Chairman and principal stockholder as well as a shareholder of Xianning Xiangtian, and Zhou Deng Rong, the Company’s former Chief Executive Officer and director, contributed $30,820,127 of additional paid in capital in Xianning Xiangtian.

As discussed in Note 17, the Company cancelled 60 million shares in April 2019.

Note 19 – Concentrations

Customer concentration risk

For the year ended July 31, 2019, two customers accounted for 34.7% and 23.6% of the Company’s total revenues. For the year ended July 31, 2018, three customers accounted for 23.3%, 19.1% and 15.0% of the Company’s total revenues. For the year ended July 31, 2017, two customers accounted for 71.4% and 11.8% of the Company’s total revenues.

As of July 31, 2019, four customers accounted for 20.8%, 17.7%, 17.3% and 12.9% of the total balance of accounts receivable, respectively. As of July 31, 2018, three customers accounted for 32.0%, 15.0% and 12.3% of the total balance of accounts receivable, respectively.

Vendor concentration risk

For the year ended July 31, 2019, two vendors accounted for 35.0% and 20.5% of the Company’s total purchases. For the year ended July 31, 2018, four vendors accounted for 19.0%, 18.3%, 15.4% and 10.9% of the Company’s total purchases. For the year ended July 31, 2017, four vendors accounted for 13.6%, 11.6%, 11.2% and 10.9% of the Company’s total purchases.

As of July 31, 2019, three vendors accounted for 49.8%, 13.7% and 11.4% of the total balance of accounts payable, respectively. As of July 31, 2018, four vendors accounted for 29.8%, 15.7%, 14.0% and 11.7% of the total balance of accounts payable, respectively.

Note 20 – Segment reporting

Starting in April 2018, the Company began to evaluate performance and to determine resource allocations based on a number of factors, the primary measurement being income from operations of the Company’s nine reportable divisions in the PRC: Sanhe Xiangtian, Xianning Xiangtian, Xiangtian Zhongdian, Jingshan Sanhe, Hubei Jinli, Tianjin Jiabaili, Xiangtian Trade, Wine Co., and Herbal Wine Co. Tianjin Jiabaili did not have any operations as of July 31, 2019. Prior period numbers are broken down for purposes of comparison.

These reportable divisions are consistent with the way the Company manages its business and each division operates under separate management groups and produces discrete financial information. The accounting principles applied at the operating division level in determining income (loss) from operations is generally the same as those applied at the consolidated financial statement level.

The following represents results of division operations for the years ended July 31, 2019, 2018 and 2017:

	2019	2018	2017
Revenues:
Sanhe Xiangtian	$3,034,530	$9,488,621	$9,472,865
Xianning Xiangtian	8,684,086	946,780	48,506
Jingshan Sanhe	11,979,135	909,713	-
Xiangtian Zhongdian	23,080,822	3,682,011	-
Hubei Jinli	6,310,495	242,663	-
Xiangtian Trade	37,845	-	-
Wine Co.	1,820,844	-	-
Herbal Wine Co.	286,749	-	-
Consolidated revenues	55,234,506	15,269,788	9,521,371
Less: revenues – discontinued operations	(2,107,593)	-	-
Revenues – continuing operations	$53,126,913	$15,269,788	$9,521,371

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

	2019	2018	2017
Gross profit:
Sanhe Xiangtian	$1,058,894	$1,678,488	$910,106
Xianning Xiangtian	1,455,529	250,714	68,058
Jingshan Sanhe	4,250,457	225,038	-
Xiangtian Zhongdian	2,158,825	445,710	-
Hubei Jinli	3,948,573	38,374	-
Xiangtian Trade	37,845	-	-
Wine Co.	1,589,576	-	-
Herbal Wine Co.	246,098	-	-
Consolidated gross profit	14,745,797	2,638,324	978,164
Less: gross profit – discontinued operations	(1,835,674)	-	-
Gross profit – continuing operations	$12,910,123	$2,638,324	$978,164

	2019	2018	2017
Income (loss) from operations:
Sanhe Xiangtian	$(219,521)	$385,643	$(3,653,553)
Xianning Xiangtian	(342,335)	(394,376)	(436,327)
Jingshan Sanhe	1,722,380	34,279	-
Xiangtian Zhongdian	1,104,729	267,118	-
Hubei Jinli	2,453,399	(125,633)	-
Tianjin Jiabaili	(1,440,112)	(23,784)	-
Xiangtian Trade	17,772	-	-
Wine Co.	1,255,129	-	-
Herbal Wine Co.	139,673	-	-
All four holding entities	(1,959,108)	(992,678)	(325,589)
Consolidated income (loss) from operations	2,732,006	(849,431)	(4,415,469)
Less: income from operations – discontinued operations	(1,394,802)	-	-
Income (loss) from operations – continuing operations	$1,337,204	$(849,431)	$(4,415,469)

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

	2019	2018	2017
Net income (loss) attributable to controlling interest:
Sanhe Xiangtian	$(298,763)	$274,981	$(3,688,902)
Xianning Xiangtian	(1,579,641)	(650,479)	(436,007)
Jingshan Sanhe	904,315	25,006	-
Xiangtian Zhongdian	562,792	156,059	-
Hubei Jinli	1,773,869	(161,799)	-
Tianjin Jiabaili	(1,455,079)	(23,817)	-
Xiangtian Trade	13,685	-	-
Wine Co.	816,129	-	-
Herbal Wine Co.	129,908	-	-
All four holding entities	(1,952,508)	(986,256)	(439,250)
Consolidated net income (loss) attributable to controlling interest	(1,085,293)	(1,366,305)	(4,564,159)
Less: net income attributable to controlling interest - discontinued operations	(946,037)	-	-
Net loss attributable to controlling interest - continuing operations	$(2,031,330)	$(1,366,305)	$(4,564,159)

	2019	2018	2017
Depreciation and amortization expenses:
Sanhe Xiangtian	$166,547	$260,404	$261,585
Xianning Xiangtian	787	69,932	20,137
Jingshan Sanhe	98,103	1,345	-
Xiangtian Zhongdian	287,918	100,468	-
Hubei Jinli	977,661	79,178	-
Tianjin Jiabaili	220,297	16,521	-
Xiangtian Trade	549	-	-
Wine Co.	215,738	-	-
Herbal Wine Co.	40,716	-	-
Consolidated depreciation and amortization expenses	2,008,316	527,848	281,722
Less: depreciation and amortization expenses - discontinued operations	(256,454)	-	-
Depreciation and amortization expenses - continuing operations	$1,751,862	$527,848	$281,722

	2019	2018	2017
Interest expense:
Sanhe Xiangtian	$5,869	$12,827	$-
Xianning Xiangtian	783,327	256,048	-
Hubei Jinli	166,237	30,920	-
Consolidated interest expense	$955,433	$299,795	$-

	2019	2018	2017
Capital expenditures:
Sanhe Xiangtian	$106,823	$97,534	$1,940,552
Xianning Xiangtian	5,890	2,987	48,643
Jingshan Sanhe	3,371,741	450,249	-
Xiangtian Zhongdian	8,267	36,076	-
Hubei Jinli	497,402	1,154	-
Tianjin Jiabaili	135,333	-	-
Xiangtian Trade	511	-	-
Wine Co.	366,886	-	-
All four holding entities	18,500	-	-
Consolidated capital expenditures	4,511,353	588,000	1,989,195
Less: capital expenditures - discontinued operations	(366,886)	-	-
Capital expenditures - continuing operations	$4,144,467	$588,000	$1,989,195

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

Total assets of each division as of July 31, 2019 and 2018 consisted of the following:

	July 31, 2019	July 31, 2018
Total assets:
Sanhe Xiangtian	$4,889,875	$11,355,619
Xianning Xiangtian	7,969,624	4,689,100
Jingshan Sanhe	6,969,849	3,513,449
Xiangtian Zhongdian	7,731,512	12,620,210
Hubei Jinli	21,635,194	22,489,702
Tianjin Jiabaili	302,518	4,111,706
Xiangtian Trade	483,168	-
Wine Co.	11,005,886	-
Herbal Wine Co.	2,973,064	-
All four holding entities	416,098	248,164
Consolidated assets	64,376,788	59,027,950
Less: assets - discontinued operations	(13,978,950)	-
Total assets - continuing operations	$50,397,838	$59,027,950

Note 21 – Quarterly unaudited results

The results of operations by quarter for the years ended July 31, 2019, 2018 and 2017 are as follows:

	2019
	(in thousands, except per share information)
	Q1	Q2	Q3	Q4
Net revenue	$19,988	$21,411	$6,790	$4,938
Gross profit	$4,196	$5,376	$2,364	$974
Net income (loss) from continuing operations	$1,376	$1,373	$(593)	$(4,188)
Net income from discontinued operations	$-	$244	$685	$17
Earnings (loss) per common shares – basic and diluted from continuing operations	$0.00	$0.00	$(0.00)	$(0.01)
Earnings (loss) per common shares – basic and diluted from discontinued operations	$-	$0.00	$0.00	$(0.00)

XT Energy Group, Inc. and Subsidiaries

(Formerly Known as Xiangtian (USA) Air Power Co. Ltd.)

Notes to Consolidated Financial Statements

	2018
	(in thousands, except per share information)
	Q1	Q2	Q3	Q4
Net revenue	$355	$232	$424	$14,259	*
Gross profit	$38	$57	$115	$2,428	*
Net income (loss)	$(856)	$(669)	$(682)	$841
Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

*	During the quarter ended July 31, 2018, the Company recognized sales and installation of power generation systems of approximately $2.1 million with gross profit of approximately $343,000 and sales of products of approximately $1.5 million with gross profit of approximately $245,000, which the completion of installation and delivery of products were occurred during the quarter ended July 31, 2017. These revenues were contributed from the same customer and being deferred and recognized during the quarter ended July 31, 2018 mainly due the collectability were assured after additional inspections of the Company’s projects and products with payment approval in September 2018 before the issuance of the Company’s year ended July 31, 2018 financial statements. The Company also performed impairment testing on the contract assets (See Note 7) as of July 31, 2017 and determined no allowance on contract assets were deemed necessary as the Company’s products can easily be dismantled and resold above its contract assets if the Company were unable to pass the second inspections.

	2017
	(in thousands, except per share information)
	Q1	Q2	Q3	Q4
Net revenue	$87	$966	$3,277	$5,191
Gross profit	$15	$132	$512	$319
Net loss	$(651)	$(321)	$(109)	$(3,483)
Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2019.

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

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures and concluded that our disclosure controls and procedures as of July 31, 2019 were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2019. Management has designed and maintained a system of internal control over financial reporting, including programs of internal audits to carry out its responsibility.

Under the supervision and participation of our management, our internal control over financial reporting is improved by Ernest & Young (China) Advisory Limited from design and operational level to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. Our internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of financial records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are executed in accordance with management’s general or specific authorization; (iii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and to maintain accountability for assets; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Internal control, no matter how well designed, has inherent limitations, including the possibility of human error, therefore can only provide reasonable assurance with respect to the preparation of reliable financial statements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

The Company’s management has determined that the Company’s internal control over financial reporting as of July 31, 2019 was ineffective. Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

Ineffective Control Environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) had an insufficient number of knowledgeable personnel qualified to perform risk assessment, control design, execution and monitoring activities; (ii) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC reporting and disclosure requirements commensurate with the Company’s financial reporting requirements; (iii) did not formally implement some policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities, including forecast budget-to-actual analysis and lack of evidence supporting performance of certain management review controls.

Ineffective Controls over Information Technology Entity Level Control and General Controls. The Company did not maintain effective internal control over its information technology control environment. Specifically, the Company (i) did not establish an effective risk assessment and monitoring mechanism; (ii) did not establish appropriate backup and restoration plan; (iii) did not establish and perform periodic review and security monitoring of unauthorized access to the financial system; (iv) did not establish and perform appropriate reconciliation to ensure accuracy and completeness of data conversion; and (v) did not maintain proper segregation of duties for its operating, application and data base system.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) as the framework to evaluate effectiveness. Because of the material weaknesses described above, management believes that, as of July 31, 2019, the Company’s internal control over financial reporting was not effective based on those criteria.

Management is committed to remediating the material weaknesses in a timely fashion. We have begun the process of executing remediation plans to address the material weaknesses above in internal control over financial reporting. Specifically, we established Audit Committee and Nominating and Corporate Governance Committee and Compensation Committee in July 2017. We have engaged a third-party consultant to start the internal control implementation project since 2017. Our Management have taken and are implementing the following measures to address the weakness in internal control over financial reporting, include:

(i) We have set up a key monitoring mechanism including independent directors and audit compliance committee, risk management committee and strategic planning committee to oversee and monitor Company’s risk management, business strategies and financial reporting procedure.

(ii) We have established performance appraisal system and designed employees’ key performance indicators to monitor and assess employees’ performance.

(iii) In December 2018, we engaged Ernest & Young (China) Advisory Limited to assist us with our compliance under Section 404 of the Sarbanes-Oxley Act of 2002. Since January 2019, they started to work with us to help the Company establish and maintain an effective control environment, enhance our process and internal control.

(iv) We are in the process of updating the production policy, especially focusing on production plan and usages of raw materials.

(v) We have set up a key strategies mechanism including investment decision committee to control over business acquisitions and investments. We have established a formal policy and procedures in place on business acquisitions and investments.

(vi) We have kept the price comparison records of purchasing battery slices.

(vii) We have engaged a tax consultant to work on our US tax returns since October 2018. We filed 2015 and 2016 US tax return in November 2018 and timely filed 2017 US tax return in August 2019.

(viii) We are in the process of establishing the ERP system test environment. In August 2019, our IT department started to configure the server and build the test environment. We have established formal policy regarding user management and system backup strategy in the information system safety management regulations to regulate approval process of account opening, periodic account review on finance system, access rule of administrator account, operation log review on finance system and password policy. We are planning to implement data conversion confirmation to ensure that data conversion is appropriately validated for completeness and accuracy by the management.

Our independent registered public accounting firm, Friedman LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Item 15, Page F-5 of this Form 10-K.

Our management believes that the measures described above and others to be implemented will remediate the control deficiencies identified and will strengthen our internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review our financial reporting controls and procedures. The remediation efforts set out above are largely dependent upon our generating more revenue to cover the costs of implementing the changes required.

We processed various measures to rectify the deficiencies described above. After the internal control test conducted by Ernest & Young (China) Advisory Limited in May 2019 to help us improve our internal control infrastructure and system, and its further confirmations made in July 2019, the defects above are in the process of being rectified. Internal regulations and organizational charts have been formulated and updated to implement the changes. Our business is currently running orderly under the new management regulations and systems.

Because of the inherent limitations in all control systems, no controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, certain corporate governance matters, and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth in the definitive proxy statement for our 2019 Annual Meeting of Stockholders, or the 2019 Proxy Statement.

Item 11. Executive Compensation.

Information required by this item regarding executive compensation is incorporated by reference to the information set forth in our 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth in our 2019 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in our 2019 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in our 2019 Proxy Statement.

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

(3) Exhibits Required by Item 601 of Regulation S-K

No.	Description

2.1	Agreement and Plan of Merger dated May 25, 2012 by and between Goa Sweet Tours Ltd. and Xiangtian (USA) Air Power Co., Ltd. (1)

2.2	Certificate of Ownership and Merger dated May 29, 2012 (2)

2.3	Common Stock Purchase Agreement dated May 30, 2014 by and among Xiangtian (USA) Air Power Co., Ltd., Luck Sky (Hong Kong) Aerodynamic Electricity Limited and Zhou Jian (3)

2.4	Common Stock Purchase Agreement dated July 25, 2014 by and among Xiangtian (USA) Air Power Co., Ltd., Zhou Deng Rong and Zhou Jian (4)

3.1	Articles of Incorporation, as amended (5)

3.2	By-laws (6)

3.3	Articles of Merger of Subsidiary into the Company, dated November 5, 2018 (7)

10.1	English translation of Framework Agreement on Business Cooperation, dated as of September 30, 2018, by and between Xiangtian Shenzhen and Xianning Xiangtian (8)

10.2	English translation of Agreement of Exclusive Management, Consulting and Training and Technical Service, dated as of September 30, 2018, by and between Xiangtian Shenzhen and Xianning Xiangtian (9)

10.3	English translation of Exclusive Option Agreement, dated as of September 30, 2018, by and among Xiangtian Shenzhen, Xiangtian HK Zhou Deng Rong, Zhou Jian and Xianning Xiangtian (10)

10.4	English translation of Agreement on Know-How Sub-License, dated as of September 30, 2018, by and between Xiangtian Shenzhen and Xianning Xiangtian (11)

10.5	English translation of Equity Pledge Agreement, dated as of September 30, 2018, by and among Xiangtian Shenzhen, Zhou Deng Rong, Zhou Jian and Xianning Xiangtian (12)

10.6	English translation of Power of Attorney, dated as of September 30, 2018, by Zhou Deng Rong (13)

10.7	English translation of Power of Attorney, dated as of September 30, 2018, by Zhou Jian (14)

10.8	Spousal Consent, dated as of September 30, 2018, by Yu Xianbin (15)

10.9	Spousal Consent, dated as of September 30, 2018, by Xu Yan (16)

10.10	English translation of Termination Agreement, dated as of September 30, 2018, by and among Xiangtian Shenzhen, Xianning Xiangtian, Xiangtian HK, Xiangtian Holding (Group) Co., Ltd, Zhou Jian and Zhou Deng Rong (17)

10.11	English translation of Share Transfer Agreement, dated as of September 30, 2018, by and among Xianning Xiangtian, Zhou Jian and Zhou Deng Rong (18)

10.12	English translation of Share Transfer Agreement, dated as of September 30, 2018 by and among Zhou Jian, Zhou Deng Rong and Sanhe Xiangtian Power Engineering Co., Ltd. (19)

10.13	Licensing Agreement dated July 25, 2014 by and among Zhou Deng Rong, Zhou Jian and Xiangtian Shenzhen (translated to English) (20)

10.14	Licensing Agreement dated July 25, 2014 by and between LuckSky Group and Xiangtian Shenzhen (translated to English) (21)

10.15	Project Transfer Agreement dated February 28, 2014 by and between Sanhe Xiangtian and Deyang Zhenlin Technology Co., Ltd. (translated to English) (22)

10.16	Project Transfer Agreement dated April 18, 2014 by and between Sanhe Xiangtian and Bin Zhou Xin Tuo Natural Energy Electrical Engineering Limited (translated to English) (23)

10.17	Project Transfer Agreement dated April 25, 2014 by and between Sanhe Xiangtian and Xianning Auspicious Day Air Energy Power Company Limited (translated to English) (24)

10.18	Lease Agreements dated May 1, 2014 by and between Sanhe Xiangtian and LuckSky Group (translated to English) (25)

10.19	Lease Agreement dated April 1, 2014 by and between Sanhe Xiangtian and Sanhe Dong Yi (translated to English) (26)

10.20	Amendment to Project Transfer Agreement dated November 12, 2014 between Sanhe Xiangtian and Bing Zhou Xin Tuo Natural Energy Electrical Engineering Limited (translated to English) (27)

10.21	Amendment to Project Transfer Agreement dated November 12, 2014 between Sanhe Xiangtian and Xianning Xiangtian Air Energy Electric Company (28)

10.22	Equipment Transfer Contract dated May 19, 2014 between Sanhe Xiangtian and Xiangtian Kelitai (29)

10.23	Inventory Transfer Agreement dated April 30, 2014 between Sanhe Xiangtian and Xiangtian Kelitai (30)

10.24	Xiangtian (USA) Air Power Co. Ltd. 2017 Stock Incentive Plan (31)

10.25	Letter dated July 24, 2017 from Yichien Yeh, CPA to the Securities and Exchange Commission. (32)

10.26	English translation of Share Purchase Agreement, dated as of June 21, 2018, by and among Xianning Xiangtian, Sheng Zhou and Heping Zhang (33)

10.27	English translation of Supplemental Agreement, dated as of June 21, 2018, by and among Xianning Xiangtian, Sheng Zhou and Heping Zhang (34)

10.28	English translation of Amendment to the Share Purchase Agreement, dated as of August 11, 2018, by and among Xianning Xiangtian, Sheng Zhou and Heping Zhang (35)

10.29	English translation of Amendment to the Supplemental Agreement, dated as of August 24, 2018, by and among Xianning Xiangtian, Sheng Zhou and Heping Zhang (36)

10.30	English translation of Equity Transfer Agreement, dated as of June 21, 2018, by and among Xianning Xiangtian, Wenhe Han and Guifen Wang (37)

10.31	English translation of Amendment to Equity Transfer Agreement, dated as of August 17, 2018, by and among Xianning Xiangtian, Wenhe Han and Guifen Wang (38)

10.32	Employment Agreement, dated as of October 26, 2018 by and between Xiangtian (USA) Air Power Co., Ltd. and Yanhong Xue (39)

10.33	Lease Agreement, dated as of October 17, 2018, by and between Xi’An Jiadeli Fine Petrochemical Co., Ltd. and Xianning Xiangtian Energy Holding Group Co. Ltd. (40)

10.34*	Sales Agreement, dated July 23, 2019, by and between Xiangtian Zhongdian (Hubei) New Energy Co. Ltd. and Shanxi Xinrongxiang Energy Group Co. Ltd.

10.35*	Supplement Agreement to the Sales Agreement, dated July 23, 2019, by and between Xiangtian Zhongdian (Hubei) New Energy Co. Ltd. and Shanxi Xinrongxiang Energy Group Co. Ltd.

21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.1**	Certificate pursuant to 18 U.S.C. ss. 1350 for Zhou Deng Hua, Chief Executive Officer.

32.2**	Certificate pursuant to 18 U.S.C. ss. 1350 for Yanhong Xue, Chief Financial Officer.

XBRL Exhibit

101.INSXBRL	Instance Document*
101.SCH XBRL	Taxonomy Extension Schema Document.*
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document.*
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document.*
101.LAB XBRL	Taxonomy Extension Label Linkbase Document.*
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to Exhibit 2.1 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on May 29, 2012.
(2)	Incorporated by reference to Exhibit 3.1 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on May 29, 2012.
(3)	Incorporated by reference to Exhibit 2.01 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on June 9, 2014.
(4)	Incorporated by reference to Exhibit 2.4 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on August 4, 2014.
(5)	Incorporated by reference to Exhibit 3.1 to XT Energy Group, Inc.’s S-1, filed with the Commission on February 1, 2019.
(6)	Incorporated by reference to Exhibit 3.2 to Xiangtian (USA) Air Power Co., Ltd.’s Form S-1, filed with the Commission on September 18, 2009.
(7)	Incorporated by reference to Exhibit 3.1 to XT Energy Group, Inc.’s 8-K, filed with the Commission on November 6, 2018.
(8)	Incorporated by reference to Exhibit 10.1 to Xiangtian (USA) Air Power Co., Ltd.’s 10-K, filed with the Commission on October 30, 2018.
(9)	Incorporated by reference to Exhibit 10.2 to Xiangtian (USA) Air Power Co., Ltd.’s 10-K, filed with the Commission on October 30, 2018.
(10)	Incorporated by reference to Exhibit 10.3 to Xiangtian (USA) Air Power Co., Ltd.’s 10-K, filed with the Commission on October 30, 2018.
(11)	Incorporated by reference to Exhibit 10.4 to Xiangtian (USA) Air Power Co., Ltd.’s 10-K, filed with the Commission on October 30, 2018.
(12)	Incorporated by reference to Exhibit 10.5 to Xiangtian (USA) Air Power Co., Ltd.’s 10-K, filed with the Commission on October 30, 2018.
(13)	Incorporated by reference to Exhibit 10.6 to Xiangtian (USA) Air Power Co., Ltd.’s 10-K, filed with the Commission on October 30, 2018.
(14)	Incorporated by reference to Exhibit 10.7 to Xiangtian (USA) Air Power Co., Ltd.’s 10-K, filed with the Commission on October 30, 2018.
(15)	Incorporated by reference to Exhibit 10.8 to Xiangtian (USA) Air Power Co., Ltd.’s 10-K, filed with the Commission on October 30, 2018.
(16)	Incorporated by reference to Exhibit 10.9 to Xiangtian (USA) Air Power Co., Ltd.’s 10-K, filed with the Commission on October 30, 2018.
(17)	Incorporated by reference to Exhibit 10.10 to Xiangtian (USA) Air Power Co., Ltd.’s 10-K, filed with the Commission on October 30, 2018.
(18)	Incorporated by reference to Exhibit 10.11 to Xiangtian (USA) Air Power Co., Ltd.’s 10-K, filed with the Commission on October 30, 2018.
(19)	Incorporated by reference to Exhibit 10.12 to Xiangtian (USA) Air Power Co., Ltd.’s 10-K, filed with the Commission on October 30, 2018.
(20)	Incorporated by reference to Exhibit 10.7 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on August 4, 2014.
(21)	Incorporated by reference to Exhibit 10.8 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on August 4, 2014.
(22)	Incorporated by reference to Exhibit 10.9 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on August 4, 2014.
(23)	Incorporated by reference to Exhibit 10.10 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on August 4, 2014.
(24)	Incorporated by reference to Exhibit 10.11 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on August 4, 2014.
(25)	Incorporated by reference to Exhibit 10.12 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on August 4, 2014.
(26)	Incorporated by reference to Exhibit 10.13 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on August 4, 2014.
(27)	Incorporated by reference to Exhibit 10.15 to Xiangtian (USA) Air Power Co., Ltd.’s 10-K, filed with the Commission on November 20, 2014.
(28)	Incorporated by reference to Exhibit 10.16 to Xiangtian (USA) Air Power Co., Ltd.’s 10-K/A, filed with the Commission on April 24, 2015.
(29)	Incorporated by reference to Exhibit 10.18 to Xiangtian (USA) Air Power Co., Ltd.’s 10-K/A, filed with the Commission on April 24, 2015.
(30)	Incorporated by reference to Exhibit 10.21 to Xiangtian (USA) Air Power Co., Ltd.’s 10-K/A, filed with the Commission on April 24, 2015.

(31)	Incorporated by reference to Exhibit 10.2 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on July 5, 2017.
(32)	Incorporated by reference to Exhibit 16.1 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on July 24, 2017.
(33)	Incorporated by reference to Exhibit 10.1 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on September 4, 2018.
(34)	Incorporated by reference to Exhibit 10.2 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on September 4, 2018.
(35)	Incorporated by reference to Exhibit 10.3 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on September 4, 2018.
(36)	Incorporated by reference to Exhibit 10.4 to Xiangtian (USA) Air Power Co., Ltd.’s 8-K, filed with the Commission on September 4, 2018.
(37)	Incorporated by reference to Exhibit 10.35 to Xiangtian (USA) Air Power Co., Ltd.’s 10-K, filed with the Commission on October 30, 2018.
(38)	Incorporated by reference to Exhibit 10.36 to Xiangtian (USA) Air Power Co., Ltd.’s 10-K, filed with the Commission on October 30, 2018.
(39)	Incorporated by reference to Exhibit 10.37 to Xiangtian (USA) Air Power Co., Ltd.’s 10-K, filed with the Commission on October 30, 2018.
(40)	Incorporated by reference to Exhibit 10.1 to XT Energy Group, Inc.’s 10-Q, filed with the Commission on December 12, 2018.

ITEM 16. Form 10–K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

XT ENERGY GROUP, INC.

By:	/s/ Zhou Deng Hua
Name:	Zhou Deng Hua
Title:	Chief Executive Officer
(Principal Executive Officer)
Date:	October 15, 2019

By:	/s/ Yanhong Xue
Name:	Yanhong Xue
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)
Date:	October 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Zhou Deng Hua
Name:	Zhou Deng Hua
Title:	Chief Executive Officer
(Principal Executive Officer)
Date:	October 15, 2019

By:	/s/ Zhou Jian
Name:	Zhou Jian
Title:	Director
Date:	October 15, 2019

By:	/s/ Yanhong Xue
Name:	Yanhong Xue
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)
Date:	October 15, 2019

By:	/s/ Marco Hon Wai Ku
Name:	Marco Hon Wai Ku
Title:	Director
Date:	October 15, 2019

By:	/s/ Yizhao Zhang
Name:	Yizhao Zhang
Title:	Director
Date:	October 15, 2019

By:	/s/ Jiehua Zhang
Name:	Jiehua Zhang
Title:	Director
Date:	October 15, 2019