Form 10-K/A
period 2019-07-31
XT Energy Group, Inc.
filed 2020-01-08
CIK 1472468

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

As of January 7, 2020, the registrant had 531,042,000 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or Amendment, amends our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, originally filed with the Securities and Exchange Commission, or SEC, on October 15, 2019, or the Original Filing. We are filing this Amendment to include the information required by Part III and not included in the Original Filing. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing. In addition, the reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

XT Energy Group, Inc.

FORM 10-K

For the Year Ended July 31, 2019

i

Unless the context otherwise indicates, references to the “Company,” “we,” “us” or “our” refer to XT Energy Group, Inc. and its wholly owned subsidiaries.

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table below identifies our current directors and executive officers:

Name	Age	Position
Zhou Deng Hua	52	Chief Executive Officer and Director
Zhou Jian	42	Chairman of the Board
Marco Ku Hon Wai	45	Director
Yizhao Zhang	49	Director
Jiehua Zhang	46	Director
Yanhong Xue	47	Chief Financial Officer
David Chen	54	Chief Operating Officer

Zhou Deng Hua has served as our Chief Executive Officer since April 30, 2016 and he has been a member of our Board since June 2, 2012. Mr. Zhou previously served as Chief Financial Officer (from April 30, 2016 to January 24, 2017), Vice General Manager (April 2016 to present), and Project Manager of the Company (June 2014 to March 2016). Mr. Zhou had been a General Manager of Hong Kong Xiangtian International Investment Group Co., Ltd., a financial investment company, from October 2005 to December 2007, and Chairman of the Board of Directors of Liaoning Xiangtian Vehicle Air Hybrid Co., Ltd., a company doing research on air power research, from April 2009 to June 2012. Mr. Zhou is qualified to be a member of our Board due to his extensive experience in the field of air power generation.

Zhou Jian has served as our Chairman of the Board since July 29, 2014, our General Manager since May 15, 2012 and a member of our Board since June 2, 2012 and the Executive Director of Sanhe Xiangtian since April 12, 2014. From May 2005 to June 2009, Mr. Zhou has been the Chief Financial Officer of Hong Kong Xiangtian International Investment Group Co., Ltd., a financial investment company. In addition, he has been the Chairman of the Board of Directors of Xiangtian Kelitai Air Power Machinery Ltd. (“Xiangtian Keltai”), a company involved in air power research and development, from 2011 to 2012 and the Chairman of the Board of Directors of Beijing Xiangtian Hua-Chuang Air Power Science and Technology Institute Co., Ltd. (“Hua-Chuang”), a company engaged in research and development of air power technology before it became dormant, since March 2012. Mr. Zhou received a bachelor’s degree in accounting from Southwest Finance University in China. Mr. Zhou has extensive experience in finance and accounting, which we believe makes him well qualified to sit on our Board.

Marco Ku Hon Wai has served as our director since June 2017. Mr. Ku is the founder of Sensible Investment Company Limited, an investment consulting firm based in Hong Kong founded in 2013. He is also the chairman of the board of NAFE Group (HK) Limited, an investment holding company, since 2016. Mr. Ku has served on the Board of Directors of IT Tech Packaging, Inc. (NYSE American: ITP), a leading manufacturer and distributor of diversified paper products in North China, since November 2014. He was previously Chief Financial Officer of Borneo Resource Investments Limited (OTC: BRNE), an exploration-stage company engaged in mineral exploration activities in Indonesia, from October 2014 to July 2015 and China Marine Food Group Limited (OTC: CMFO), a seafood manufacturing company, from July 2007 to October 2013, respectively. Prior to his position at China Marine Food Group Limited, Mr. Ku cofounded KISS Catering Group, a food and beverage business in Beijing from October 2005 to April 2007. Mr. Ku worked at KPMG LLP from 1996 to 2000, where his last held position was Assistant Manager. Mr. Ku received a bachelor’s degree in finance from the Hong Kong University of Science and Technology in 1996, and is currently a fellow member of the Hong Kong Institute of Certified Public Accountants. Mr. Ku is qualified to be a member of our Board due to his extensive experience in the field of finance.

Yizhao Zhang has served as our director since June 2017. He has been a director of China Carbon Graphite Group, Inc. (OTC: CHGI), a company engage in research and manufacture of carbon graphite products, since 2009. He is also a director of Kaisa Group Holdings Ltd. (HK: 1638), one of the top real estate development companies in mainland China, since 2009 Mr. Zhang has over 18 years of experience in accounting and internal control, corporate finance, and portfolio management. Previously, Mr. Zhang was the CFO or director at various public companies listed in the US, Hong Kong and Tokyo including chair of the audit committee of China Green Agriculture Inc. (NYSE: CGA) from May 2008 to June 2015, China Education Alliance Inc. from June 2009 to December 2013 and HH Biotechnology Inc. from May 2015 to May 2017, respectively. He is a Certified Public Accountant of the State of Delaware, and a member of the American Institute of Certified Public Accountants. He also has the Chartered Global Management Accountant designation. Mr. Zhang graduated with a bachelor’s degree in economics from Fudan University, Shanghai in 1992 and received a Master of Business Administration with concentrations in financial analysis and accounting from the State University of New York at Buffalo in 2003. Mr. Zhang is qualified to be a member of our Board due to his extensive experience in the field of management.

Jiehua Zhang has served as our director since June 2017. Ms. Zhang has over 10 years of experience in accounting. Ms. Zhang has been the financial manager for Cheung Hong Source Co. Ltd., a health food and supplement trading company, since March 2014. She was the financial manager of Luck Sky International Investment Holding Limited, a financial investment company, from February 2012 to March 2014. Ms. Zhang worked as an accountant at the Finance Department of Sanbaimen Administrative Committee from September 1997 to January 2012, after she earned her bachelor’s degree in administration management from Sun Yat-Sen University in 1997. Ms. Zhang is qualified to be a member of our Board due to her extensive experience in the field of finance and accounting.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of Section 16(a) forms furnished to the Company, the Company believes that all applicable Section 16(a) filling requirements were met during the year ended July 31, 2019, except that Zhou Jian, director and greater than 10% stockholder, was late in filing Form 4.

Code of Ethics

We adopted a Employee Code of Conduct pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. Our Employee Code of Conduct apply to our officers, directors and all employees. Our Standard of Business Conduct provides guidelines to employees to report any suspected or known violations of the Employee Code of Conduct, or other Company policies. Under the Employee Code of Conduct, all employees will:

●	Act with honesty and integrity, avoiding actual or apparent conflicts of interest in their personal and professional relationships.

●	Provide stockholders with information that is accurate, complete, objective, fair, relevant, timely, and understandable, including information in our filings with and other submissions to the SEC and other public bodies.

●	Comply with rules and regulations of federal, state, provincial and local governments, and of other appropriate private and public regulatory agencies.

●	Action in good faith, responsibly, with due care, competence, and diligence, without misrepresenting material facts or allowing one’s independent judgment to be subordinated.

●	Respect the confidentiality of information acquired in the course of one’s work except when authorized or otherwise legally obligated to disclose.

●	Not use confidential information acquired in the course of one’s work for personal advantage.

●	Share knowledge and maintain professional skills importance and relevancy to stockholders’ needs.

●	Proactively promote and be an example of ethical behavior as a responsible individual among peers, in the working environment and the community.

●	Exercise responsible use, control, and stewardship over all Company assets and resources that are employed by or entrusted to us.

●	Not coerce, manipulate, mislead, or unduly influence any authorized audit or interfere with any auditor engaged in the performance of an internal or independent audit of Company’s system of internal controls, financial statements, or accounting books and records.

This Employee Code of Conduct embodies principles which we are expected to adhere to and advocate. These principles of ethical business conduct encompass rules regarding both individual and peer responsibilities, as well as responsibilities to the Company’s stockholders and the public. The Chief Executive Officer, Chief Financial Officer, and all employees are expected to abide by the Employee Code of Conduct. Any violations of the Employee Code of Conduct may result in disciplinary action, up to and including termination of employment.

Our Employee Code of Conduct will be provided in print without charge to any stockholder who submits a request in writing to our address. Any amendment to and waivers from the Employee Code of Conduct with respect to the Company’s Chief Executive Officer or Chief Financial Officer will be posted on the Company’s new website, when available.

Board Committees

Our Board is composed of five directors: Mr. Zhou Jian, Mr. Zhou Deng Hua, Mr. Marco Wai Ku Hon, Mr. Yizhao Zhang and Ms. Jiehua Zhang. All board action requires the approval of a majority of directors in attendance at a meeting at which a quorum is present or by unanimous written consent.

Audit Committee

On June 22, 2017, the Company established an Audit Committee of the Board. Mr. Marco Hon Wai Ku, Mr. Yizhao Zhang, and Ms. Jiehua Zhang were elected to be members of the Audit Committee and will serve on the Audit Committee until their successors are duly elected and qualified. Mr. Marco Hon Wai Ku was elected to be the chairman of the Audit Committee. Our Board has determined that Marco Hon Wai Ku qualify as audit committee financial experts as defined by the SEC rules, based on his education, experience and background.

The Audit Committee is primarily responsible for assisting the Board in fulfilling its oversight role regarding the Company’s financial reporting process, its system of internal control and its compliance with applicable laws, regulations and company policies.

Compensation Committee

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

Nominating and Corporate Governance Committee

On June 22, 2017, the Company also established a Nominating and Corporate Governance Committee. Mr. Zhou Jian, Mr. Marco Wai Ku Hon Mr. Yizhao Zhang, and Ms. Jiehua Zhang were elected to be members of the Nominating and Corporate Governance Committee and shall serve the Nominating and Corporate Governance Committee until their successors are duly elected and qualified.

The Nominating and Corporate Governance Committee is primarily responsible for overseeing the creation and implementation of the corporate governance policies and procedures; nominating directors and setting policies and procedures for the nomination of directors. The Company does not have procedures by which security holders may recommend nominees to the Board.

Item 11. Executive Compensation.

The following table sets forth the compensation paid by us for the fiscal years ended July 31, 2017, 2018 and 2019 for our principal executive officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Zhou Deng Hua	2019	$52,678	-	-	-	-	$52,678
CEO and Director(1)	2018	35,294	-	-	-	-	$35,294
	2017	35,714	-	-	-	-	$35,714

Zhou Jian	2019	$-	-	-	-	-	$-
General Manager and Director	2018	-	-	-	-	-	$-
	2017	-	-	-	-	-	$-

Yanhong Xue	2019	$150,000	-	-	-	-	$150,000
Chief Financial Officer	2018	12,500	-	-	-	-	12,500
	2017	-	-	-	-	-	-

Paul Kam Shing Chiu	2019	$-	-	-	-	-	$-
Former Chief Financial Officer	2018	111,670	-	-	-	-	$111,670
	2017	90,500	-	-	-	-	$90,500

David Chen	2019	$-	-	-	-	-	$-
Chief Operating Officer	2018	-	-	-	-	-	$-
	2017	-	-	-	-	-	-

(1)	Prior to April 30, 2016, Zhou Deng Hua was Vice General Manager.
(2)	Prior to April 30, 2016, Zhiqi Zhang was Chief Executive Officer and Acting Chief Financial Officer.

Director Compensation

Effective as of June 23, 2017, Marco Hon Wai Ku, Mr. Yizhao Zhang, and Ms. Jiehua Zhang were elected as independent directors of the Board, with a term of office expiring at the Company’s next annual meeting of stockholders and the election of successors. Each independent director receives $3,500 per month as compensation for his services as independent director of the Board. The board has not implemented a plan to award options to any director. The Company has entered into agreements with each independent Director with respect to such compensation.

Background and Compensation Philosophy

Our Compensation Committee consists of Zhou Jian, Marco Wai Ku Hon, Yizhao Zhang and Jiehua Zhang. Marco Wai Ku Hon, Yizhao Zhang, Jiehua Zhang are independent directors.

The Compensation Committee determines the compensation to be paid to our executive officers and the compensation payable to the key employees of Sanhe Xiangtian and Xianning Sane, our operating subsidiary based on our financial and operating performance and prospects. Each of the named officers will be measured by a series of performance criteria by the Board, or the compensation committee, on a yearly basis. Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

Our Board and Compensation Committee have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. The Compensation Committee makes an independent evaluation of appropriate compensation to key employees, with input from management. The Compensation Committee has oversight of executive compensation plans, policies and programs.

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

Pursuant to an amended and restated part-time employment agreement dated July 25, 2018, Ms. Xue worked as the Company’s Chief Financial Officer on a part-time basis for up to twenty hours per week and was entitled to an annual salary of $80,000, subject to an annual increase of 10%. The initial term of Ms. Xue as the part-time Chief Financial Officer was 36 months, subject to automatic renewal unless Ms. Xue was notified by the Company in writing of its intention to terminate the agreement at least 30 days prior to the expiration of the initial term.

Effective October 26, 2018, the Company and Ms. Xue entered into an employment agreement (the “Employment Agreement”) pursuant to which Ms. Xue started to serve as the Company’s Chief Financial Officer on a full-time basis. Under the Employment Agreement, Ms. Xue is entitled to a monthly salary of $12,500. Subject to the review and discretion of the board of directors of the Company, such compensation will increase by 10% per annum. In addition, she is entitled to participate in the Company’s equity incentive plans and other company benefits, each as determined by the Board from time to time. Her employment has an initial term of three years and is subject to successive, automatic three-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term.

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

Elements of Compensation

The Board’s goal in determining compensation levels is to adequately reward the efforts and achievements of executive officers for the management of the Company. The Company has adopted the 2017 Stock Incentive Plan (the “Plan”), but has no pension plan, non-equity incentive plan or deferred compensation arrangement. The Company has not used a compensation consultant in any capacity.

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

Base Salary

We provide certain of our executive officers with a base salary. To date, we have relied upon Zhou Deng Hua, our Chief Executive Officer, also being a principal shareholder to align his interest in managing the Company with the interest of stockholders.

The Board awarded Mr. Zhou Deng Hua compensation at the rate of RMB 20,000 (approximately $3,087) per month commencing in April 2016 for his services as our Chief Executive Officer, and he continues to be paid at such rate. Previously, Mr. Zhou received compensation at the rate of RMB 7,000 (approximately $1,131) per month from September 2014 through March 2016 while he served as the Vice General Manger and Project Manager of the Company. Mr. Zhou received compensation at the rate of RMB 8,500 (approximately $1,375) per month from June 2014 through August 2014.

The Board awarded Mr. Zhang Zhiqi compensation at the rate of RMB 20,000 (approximately $3,087) per month commencing on April 2016, for his services as our General Counsel, and he continues to be paid at such rate. Previously, Mr. Zhang received compensation at the rate of RMB 60,000 (approximately $9,663) per quarter from July 2014 through April 2016, for his services as the Chief Executive Officer and Acting Chief Financial Officer.

The Board awarded Ms. Xue, our Chief Financial Officer, an annual salary of $150,000, subject to an annual increase of 10%. Her employment commenced on July 21, 2018.

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

Equity Incentives

In June 2017, the Board adopted the Plan, which is intended to benefit the stockholders of the Company by providing a means to attract, retain and reward individuals who can and do contribute to the longer-term financial success of the Company. Further, the recipients of stock-based awards under the Plan should identify their success with that of the Company’s stockholders and therefore will be encouraged to increase their proprietary interest in the Company. The Compensation Committee (the “Committee”) administers the Plan.

The Plan provides for the granting of up to 30,000,000 restricted shares, non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Code), stock appreciation rights (“SARs”), stock award and stock unit awards, performance shares and other cash or share-based awards. In the event of any merger, reorganization, recapitalization, stock split, stock dividend, or other change in corporate structure that affects our Common Stock, an adjustment may be made to the (a) maximum number of shares available for grants under the plan and/or kind of shares that may be delivered under the plan, (b) the individual award limits under the plan and (c) number, kind and/or price of shares subject to outstanding awards granted under the plan, by the Committee or the Board, to prevent dilution or enlargement of rights. Shares of stock covered by an award under the plan that is cancelled, expired, forfeited or settled in cash will again be available for issuance in connection with future grants of awards under the Plan.

The Committee or Board has broad authority to administer the plan, including the authority to determine when and to whom awards will be made, determine the type and size of awards, determine the terms and conditions of awards, construe and interpret the plan and award agreements, establish rates and resolutions for the plan’s administration, and amend outstanding awards. Generally, the plan is open to directors, employees and consultants who are selected by the Committee or Board.

The Plan may be amended, suspended or terminated at any time by our Board, provided that suspension or termination shall not of itself impair any outstanding award granted under the plan or the applicable participant’s rights regarding such award.

As of the date of this prospectus, we had not made any awards under the Plan. In the future, we may adopt and establish an equity incentive plan pursuant to which awards may be granted if our Compensation Committee determines that it is in the best interests of our stockholders and the Company to do so.

Option Grants in the Last Fiscal Year

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal year ended July 31, 2019.

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

At the present time, there is no pending or threatened litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth information regarding beneficial ownership of our common stock as of July 31, 2019, (i) by each person who is known to us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated each stockholder has sole voting power and dispositive power with respect to the indicated shares.

	Amount and
	Nature of
Name & Address of Beneficial Owner(1)	Beneficial Ownership	Percent of Class
Executive Officers and Directors
Zhou Jian(2)	215,412,740	40.6%
Zhou Deng Hua	101,841,135	19.2%
Marco Hon Wai Ku	0	0%
Yizhao Zhang	0	0%
Jiehua Zhang	0	0%
Yanhong Xue	0	0%
David Chen	0	0%
Lifang Zhao(3)	52,691,675	9.9%
Executive officers and directors as a group (seven persons)	266,945,550	61.5%

(1)	Unless otherwise indicated, the address for each director and officer is c/o Lucky Sky International Investment Holdings Limited, Unit 602, Causeway Bay Common Bldg 1, Sugar Street, Causeway Bay, Hong Kong.
(2)	Mr. Zhou disclaims beneficial ownership of 8,191,260 shares owned by Zhou Deng Rong, his father.
(3)	The address for this stockholder is #236 Zhaojia Village, Zhengjia Town, Dongchangfu District, Liao Cheng, Shandong 252000, China.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Related-Person Transactions

Sales to related parties

Sanhe Liguang Kelitai Equipment Ltd (“Sanhe Kelitai”)

In August 2016, Sanhe Xiangtian began three construction projects for installation of PV panels with Sanhe Kelitai. Sanhe Kelitai is majority (95%) owned by Zhou Jian, the Company’s Chairman of the Board. The Company had two construction projects for installation of PV panels with Sanhe Kelitai as well as sold various PV panels products to this related party. For the years ended December 31, 2019, 2018 and 2017, revenue of $0, $128,878 and $170,588, respectively, and costs of sales of $112,890 and $147,466, respectively, were recognized related to these projects.

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

Related party balances

a.	Short-term loans – related parties (See Note 12 to the financial statements for the year ended July 31, 2019)

b.	Other receivables – related parties – continuing operations:

Name of Related Party	Relationship	Nature	July 31, 2019	July 31, 2018

Lei Su	Legal representative of Tianjin Jiabaili	Employee advances	$2,905	$-
Deng Hua Zhou	Chief Executive Officer	Employee advances	3,632	-
Total			$6,537	$-

c.	Accounts payable – related parties:

Name of Related Party	Relationship	Nature	July 31, 2019	July 31, 2018

Xianning Baizhuang Tea Industry Co., Ltd.	Bin Zhou is the CEO of the company	Purchase of materials	$9,554	$-
Total			$9,554	$-

d.	Other payables – related parties:

Name of Related Party	Relationship	Nature	July 31, 2019	July 31, 2018

Luck Sky International Investment Holdings Ltd.	Owned by Zhou Deng Rong, former Chief Executive Officer and director	Payment for U.S. professional fee	$593,941	$-
Lucksky Group	Owned by Zhou Deng Rong, former Chief Executive Officer and director, and Zhou Jian, Chairman	Lease payable	600,549	515,234
Sanhe Dong Yi	Owned by Zhou Deng Rong, former Chief Executive Officer and director	Lease payable	872	21,113
Hubei Henghao Real Estate Development Co., Ltd.	Bin Zhou, son of Zhou Deng Hua, is the executive director and generate manager	Interest payable	488,455	211,441
Zhou Deng Rong	Former Chief Executive Officer and director	Payment for U.S. professional fee	2,748,259	2,748,260
Zhou Deng Hua	Chief Executive Officer	Advances for operational purpose	-	289,572
Jian Zhou	Chairman	Advances for operational purpose	1,900,164	436,444
Zhimin Feng	Legal representative of Jingshan Sanhe	Advances for operational purpose	3,222	1,191
Wei Gu	General manager of Xiangtian Zhongdian	Advances for operational purpose	-	6,863
Heping Zhang	General Manager of Hubei Jinli	Payment for acquisition of Hubei Jinli	39,923	-
Total			$6,375,385	$4,230,118

d.

Name of Related Party	Relationship	Nature	July 31, 2019	July 31, 2018

Wenhe Han (see Note 17 – Commitments and Contingencies)	Vice general manager of Tianjin Jiabaili	Payment for acquisition of Tianjin Jiabaili	$113,537	$261,216
Heping Zhang	General manager of Hubei Jinli	Payment for acquisition of Hubei Jinli	370,875	750,286
Total			484,412	1,011,502
Short-term			(204,648)	(507,143)
Long-term			$279,764	$504,359

Related Person Transactions Policy and Procedures

We have adopted a written Related Person Transactions and SEC Compliance Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related persons transactions.” For purposes of our policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related person transaction, management must present information regarding the proposed related person transaction to our Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of our Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits of the transaction to us and whether any alternative transactions were available. To identify related person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, our Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to us, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our Audit Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our Audit Committee determines in the good faith exercise of its discretion.

Director Independence

An “independent” director is a director who meets the criteria for independence as required by applicable SEC rules and regulations, which includes an affirmative determination of independence by the Board. The Board has determined that each of Marco Wai Ku Hon, Yizhao Zhang and Jiehua Zhang is independent.

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for the years ended July 31, 2019 and 2018, by Friedman LLP, our principal accountant.

	Year ended July 31,
	2019	2018
Audit Fees(1)	$420,000	$265,000
Audit Related Fees	-	-
Tax Fees(2)	8,500	5,500
All Other Fees	-	-
Total	$428,500	$270,500

(1)	For the years ended July 31, 2019 and 2018, the aggregate audit fees billed for professional services rendered for audits and quarterly reviews of our consolidated financial statements.
(2)	Tax fees consist of fees for tax consultation and compliance services.

All fees described above were pre-approved by the Audit Committee.

Pre-Approval Procedures

Our Audit Committee pre-approves of audit and non-audit services rendered by our independent registered public accounting firm, Friedman LLP. Our audit committee pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service.

Our Audit Committee has determined that the rendering of services other than audit services by Friedman LLP is compatible with maintaining the principal accountant’s independence.

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

(3) Exhibits Required by Item 601 of Regulation S-K

No.	Description

31.1	Certification by Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

31.2	Certification by Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act.

32.1	Certificate pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

XT ENERGY GROUP, INC.

By:	/s/ Zhou Deng Hua
Name:	Zhou Deng Hua
Title:	Chief Executive Officer
(Principal Executive Officer)
Date:	January 7, 2020

By:	/s/ Yanhong Xue
Name:	Yanhong Xue
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)
Date:	January 7, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Zhou Deng Hua
Name:	Zhou Deng Hua
Title:	Chief Executive Officer
(Principal Executive Officer)
Date:	January 7, 2020

By:	/s/ Zhou Jian
Name:	Zhou Jian
Title:	Director
Date:	January 7, 2020

By:	/s/ Yanhong Xue
Name:	Yanhong Xue
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)
Date:	January 7, 2020

By:	/s/ Marco Hon Wai Ku
Name:	Marco Hon Wai Ku
Title:	Director
Date:	January 7, 2020

By:	/s/ Yizhao Zhang
Name:	Yizhao Zhang
Title:	Director
Date:	January 7, 2020

By:	/s/ Jiehua Zhang
Name:	Jiehua Zhang
Title:	Director
Date:	January 7, 2020