Form 10-Q
period 2019-10-31
XT Energy Group, Inc.
filed 2020-01-30
CIK 1472468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  October 31, 2019

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

As of January 30, 2020, there were 531,042,000 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.

A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made in this report. Forward-looking statements are often identified by words like: “believe,” “could,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” contained in our annual report on Form 10-K filed with the Securities and Exchange Commission on October 30, 2019, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

●	our ability to generate revenue and profit;

●	our ability to market our synthetic fuel and related products to more customers;

●	our ability to identify and acquire access to additional facilities suitable for production of our synthetic fuel and related products;

●	The effect that changes of government regulations affecting fossil fuel and renewable energy have on the solar power and synthetic fuel industry;

●	future demand for solar energy solutions;

●	fluctuations in the market price of petroleum and natural gases;

●	unexpected delays, operational difficulties, cost-overruns or failures in our production processes;

●	our ability to effectively design, launch, market, and sell new generations of our products and services;

●	our ability to manage or expand operations and to fill customers’ orders on time;

●	the effect of prices of raw materials and components and our ability to source raw materials and components at reasonable prices;

●	our ability to maintain adequate control of our expenses as we seek to grow;

●	our ability to establish or protect our intellectual property;

●	the impact of significant government regulation in China;

●	our ability to implement marketing and sales strategies and adapt and modify them as needed; and

●	our implementation of required financial, accounting and disclosure controls and procedures and related corporate governance policies.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

XT Energy Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(Stated in U.S. Dollars)

	October 31, 2019	July 31, 2019
ASSETS
Current assets
Cash	$3,233,401	$3,459,783
Restricted cash	74,859	76,698
Short-term investment	425,333	435,787
Notes receivable	2,027,354	2,064,405
Accounts receivable, net	2,822,277	3,928,854
Inventories, net	5,966,635	6,839,579
Advances to suppliers	3,415,448	4,723,258
Prepaid expenses	903,305	1,551,203
Other receivables, net	183,426	509,426
Other receivables - related parties	20,779	6,537
Current assets of discontinued operations	3,181,397	4,441,772
Total current assets	22,254,214	28,037,302

Other assets
Deposit for property, plant and equipment	429,019	-
Property, plant and equipment, net	15,421,696	15,061,856
Right-of-use assets	2,564,136	-
Intangible assets, net	7,494,729	7,789,979
Prepaid expenses - non-current	166,014	192,327
Goodwill	3,667,992	3,758,145
Other assets of discontinued operations	9,214,988	9,537,179
Total other assets	38,958,574	36,339,486

Total assets	$61,212,788	$64,376,788

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,448,553	$3,164,927
Accounts payable - related party	11,413	9,554
Advance from customers	15,210,837	15,599,402
Other payables and accrued liabilities	1,576,683	2,117,660
Other payables - related parties and director	6,912,433	6,375,385
Lease liabilities - current	855,634	-
Income taxes payable	873,009	858,662
Current maturities of investment payable	133,044	136,314
Current maturities of investment payable - related parties	110,813	204,648
Current liabilities of discontinued operations	1,397,255	1,499,012
Total current liabilities	30,529,674	29,965,564

Other liabilities
Investment payable - related parties	226,155	279,764
Lease liabilities - noncurrent	1,402,076	-
Total other liabilities	1,628,231	279,764

Total liabilities	32,157,905	30,245,328

Commitments and contingencies

Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 531,042,000 shares issued and outstanding as of October 31, 2019 and July 31, 2019	531,042	531,042
Additional paid-in capital	40,680,195	40,680,195
Subscription receivable	(250,000)	(250,000)
Statutory reserves	593,055	572,642
Accumulated deficit	(12,180,993)	(8,292,847)
Accumulated other comprehensive loss	(2,318,760)	(1,425,617)
Total XT Energy Group, Inc. common stockholders' equity	27,054,539	31,815,415

Noncontrolling interests	2,000,344	2,316,045

Total equity	29,054,883	34,131,460

Total liabilities and equity	$61,212,788	$64,376,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XT Energy Group, Inc. and Subsidiaries

 Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Stated in U.S. Dollars)

	For the Three Months Ended October 31,
	2019	2018

Revenue-products	$3,166,836	$19,599,106
Revenue-installation of power systems	-	389,332
Total revenue	3,166,836	19,988,438

Cost of sales-products	3,773,780	15,435,353
Cost of sales-installation of power systems	-	357,570
Total cost of sales	3,773,780	15,792,923

Gross (loss) profit	(606,944)	4,195,515

Operating expenses:
Selling expenses	223,292	113,062
General and administrative expenses	1,875,409	1,702,662
Research and development expenses	97,123	3,047
(Recovery) provision for doubtful accounts	1,120,131	(164,887)
Total operating expenses	3,315,955	1,653,884

(Loss) income from operations	(3,922,899)	2,541,631

Other income (expenses)
Other income, net	19,270	30,755
Interest income	2,302	9,195
Interest expense	(5,953)	(477,228)
Total other income (expenses), net	15,619	(437,278)

(Loss) income before income taxes	(3,907,280)	2,104,353

Income tax expense	(46,196)	(526,144)

(Loss) income from continuing operations	(3,953,476)	1,578,209

Net loss from discontinued operations, net of applicable income taxes	(174,762)	-

Net (loss) income	(4,128,238)	1,578,209

Less: Net (loss) income attributable to noncontrolling interests from continuing operations	(243,029)	202,442
Less: Net loss attributable to noncontrolling interests from discontinued operations	(17,476)	-

Net (loss) income attributable to XT Energy Group, Inc.	$(3,867,733)	$1,375,767

Net (loss) income	$(4,128,238)	$1,578,209

Foreign currency translation adjustment	(948,339)	(380,986)

Total comprehensive (loss) income	(5,076,577)	1,197,223

Less: Comprehensive (loss) income attributable to noncontrolling interests	(315,701)	180,157

Comprehensive (loss) income attributable to XT Energy Group, Inc.	$(4,760,876)	$1,017,066

(Loss) Earnings per common share - basic and diluted
Continuing operations	$(0.01)	$0.00
Discontinued operations	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	531,042,000	591,042,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XT Energy Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity

(Stated in U.S. Dollars)

	Preferred stock		Common stock		Additional		Accumulated deficit		Accumulated other
	Shares	Par Value	Shares	Par value	paid-in capital	Subscription receivable	Statutory reserves	Unrestricted	comprehensive loss	Noncontrolling interests	Total
BALANCE, August 1, 2018	-	$-	591,042,000	$591,042	$9,860,068	$(310,000)	$108,487	$(6,743,399)	$(932,061)	$882,925	$3,457,062
Contribution by shareholder	-	-	-	-	14,533,003	-	-	-	-	-	14,533,003
Statutory reserves	-	-	-	-	-	-	149,543	(149,543)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(358,701)	(22,285)	(380,986)
Net income attributable to XT Energy Group, Inc.	-	-	-	-	-	-	-	1,375,767	-	-	1,375,767
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	202,442	202,442
BALANCE, October 31, 2018	-	-	591,042,000	591,042	24,393,071	(310,000)	258,030	(5,517,175)	(1,290,762)	1,063,082	19,187,288

	Preferred stock		Common stock		Additional		Accumulated deficit		Accumulated other
	Shares	Par Value	Shares	Par value	paid-in capital	Subscription receivable	Statutory reserves	Unrestricted	comprehensive loss	Noncontrolling interests	Total
BALANCE, August 1, 2019	-	$-	531,042,000	$531,042	$40,680,195	$(250,000)	$572,642	$(8,292,847)	$(1,425,617)	$2,316,045	$34,131,460
Statutory reserves	-	-	-	-		-	20,413	(20,413)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(893,143)	(55,196)	(948,339)
Net loss attributable to XT Energy Group, Inc.	-	-	-	-	-	-	-	(3,867,733)	-	-	(3,867,733)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	(260,505)	(260,505)
BALANCE, October 31, 2019	-	$-	531,042,000	$531,042	$40,680,195	$(250,000)	$593,055	$(12,180,993)	$(2,318,760)	$2,000,344	$29,054,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XT Energy Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(Stated in U.S. Dollars)

	For the Three Months Ended October 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(4,128,238)	$1,578,209
Net loss from discontinued operations	(174,762)	-
Net loss from continuing operations	(3,953,476)	1,578,209
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	282,210	216,106
Amortization expense	137,770	186,902
Amortization of operating lease right-of-use assets	231,084	-
Deferred tax expense	-	(17,369)
Allowance for (recovery of) doubtful accounts	1,120,137	(164,887)
Impairment of inventories	1,434,549	-
Amortization of debt discount	5,953	123,819
Changes in operating assets and liabilities
Notes receivable	(12,469)	793,842
Accounts receivable	(108,062)	2,433,645
Inventories	(733,419)	(510,184)
Advances to suppliers	765,295	(3,687,827)
Contract assets	-	3,391
Prepaid expenses	57,404	149,023
Other receivables	313,701	(3,875)
Accounts payable	359,457	(1,711,721)
Accounts payable - related party	2,088	-
Advance from customers	(14,352)	17,323,053
Operating lease liabilities	25,417	-
Other payables and taxes payable	(451,942)	153,686
Net cash (used in) provided by operating activities from continuing operations	(538,655)	16,865,813
Net cash used in operating activities from discontinued operations	(243,265)	-
Net cash (used in) provided by operating activities	(781,920)	16,865,813

Cash flows from investing activities:
Payment to former shareholders on businesses acquired	(141,742)	(3,701,600)
Purchases of property, plant and equipment	(995,178)	(478,662)
Refund of long-term investment	-	14,539
Purchase of intangible assets	(29,418)	-
Collection of loan receivable	-	1,744,708
Net cash used in investing activities from continuing operations	(1,166,338)	(2,421,015)
Net cash used in investing activities from discontinued operations	(3,549)	-
Net cash used in investing activities	(1,169,887)	(2,421,015)

Cash flows from financing activities:
Borrowings from related parties	550,374	779,761
Capital contribution from stockholders	-	14,533,003
Payments of short-term loan - bank	-	(455,453)
Payments of from third party loan	-	(174,471)
Proceeds from related party loans	-	2,035,492
Payments of related party loans	-	(19,046,392)
Net cash provided by (used in) financing activities from continuing operations	550,374	(2,328,060)
Net cash used in financing activities from discontinued operations	(11,502)	-
Net cash provided by (used in) financing activities	538,872	(2,328,060)

Effect of exchange rate change on cash and restricted cash	(126,588)	(480,518)

Net change in cash and restricted cash	(1,539,523)	11,636,220

Cash and restricted cash - beginning of period	5,466,380	14,245,783

Cash and restricted cash - end of period	3,926,857	25,882,003

Less: Cash and restricted cash from discontinued operations	(618,597)	-

Cash and restricted cash from continuing operations, end of period	$3,308,260	$25,882,003

Supplemental disclosure of cash flow information:
Interest paid	$-	$49,848
Income tax paid	$11,260	$271,296

Supplemental non-cash information:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$2,794,579	$-

The following table provides a reconciliation of cash and restricted cash reported within the statements of financial position that sum to the total of the same amounts shown in the statements of cash flows:

	October 31,	July, 31
	2019	2019
Cash	$3,233,401	$3,459,783
Restricted cash	74,859	76,698
Total cash and restricted cash shown in the consolidated statements of cash flows from continuing operations	$3,308,260	$3,536,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1 – Nature of business and organization

XT Energy Group, Inc. (the "Company" or "XT Energy") was incorporated in the State of Delaware on September 2, 2008 as Goa Sweet Tours Ltd. On April 17, 2012, the Company entered into certain share purchase agreements, by and among Luck Sky International Investment Holdings Limited ("Luck Sky"), an entity owned and controlled by Zhou Deng Rong, the former Chief Executive Officer and director of the Company, and certain of the Company's former stockholders who owned, in the aggregate, 7,200,000 shares of the Company's common stock (90% of the then outstanding shares). On May 15, 2012, Luck Sky purchased all 7,200,000 shares for an aggregate of $235,000.

On May 30, 2014, the Company purchased 100% of the issued and outstanding shares of Luck Sky (Hong Kong) Aerodynamic Electricity Limited ("Xiangtian HK") from its sole shareholder, Zhou Jian, who is also the Chairman of the Company. As a result of the acquisition, Xiangtian HK became the Company's wholly owned subsidiary and the wholly owned subsidiary of Xiangtian HK in the People's Republic of China ("China," or the "PRC"), Luck Sky (Shenzhen) Aerodynamic Electricity Limited ("Xiangtian Shenzhen") became the Company's indirect subsidiary through Xiangtian HK.

Effective October 31, 2016, the Company was reincorporated from Delaware into Nevada as a result of its merger with and into its wholly owned Nevada subsidiary.

The Company is engaged in a variety of energy-related businesses through its subsidiaries and controlled entities in China carried out through the Company's variable interest entities ("VIEs"), formerly Sanhe Luck Sky Electrical Engineering Co., Ltd. ("Sanhe Xiangtian") and now Xianning Xiangtian Energy Holding Group Co. Ltd. ("Xianning Xiangtian"), formerly known as Xianning Sanhe Power Equipment Manufacturing Co. Ltd. One of the businesses is in the field of Compressed Air Energy Storage in China and the Company produces electricity generation systems that combine its compressed air storage technology with photovoltaic ("PV") panels to achieve a continuous supply of power under weather conditions that are unfavorable to the generation of electricity from PV panels alone. The sales and installation of power generation systems and PV systems and the sales of PV panels, air compression equipment and heat pump products have been carried out through Xianning Xiangtian.

In March 2018, Xianning Xiangtian formed Xiangtian Zhongdian (Hubei) New Energy Co. Ltd. ("Xiangtian Zhongdian"), a joint venture in China, in which Xianning Xiangtian holds a 70% ownership interest with the remaining 30% ownership held by Nanjing Zhongdian Photovoltaic Co. Ltd. Xiangtian Zhongdian is in the business of manufacturing and sales of PV panels.

In April 2018, Xianning Xiangtian formed a wholly owned subsidiary, Jingshan Sanhe Xiangtian New Energy Technology Co. Ltd. ("Jingshan Sanhe"), which is engaged in the business of researching, manufacturing and sales of high-grade synthetic fuel products.

In June 2018, Xianning Xiangtian acquired Hubei Jinli Hydraulic Co., Ltd. ("Hubei Jinli"), which is engaged in the business of manufacturing and sales of hydraulic parts and electronic components, and acquired Tianjin Jiabaili Petroleum Products Co. Ltd. ("Tianjin Jiabaili"), which is engaged in the business of manufacturing and sales of petroleum products (See Note 3 – Business combinations).

In August 2018, Xianning Xiangtian formed a wholly owned subsidiary, Xianning Xiangtian Trade Co. Ltd. ("Xiangtian Trade"), which is engaged in trading general merchandise.

In September and October 2018, January 2019 and March 2019, Mr. Jian Zhou, the Company's Chairman and principal shareholder as well as a shareholder of Xianning Xiangtian, and Zhou Deng Rong, the Company's former Chief Executive Officer and director, injected an aggregate of Renminbi ("RMB") 209,260,000 (approximately $30.8 million) as capital contribution to Xianning Xiangtian.

On November 5, 2018, the Company changed its name to XT Energy Group, Inc. through a merger with and into a newly formed, wholly-owned subsidiary, which subsidiary was formed for purposes of the name change.

In December 2018, Xianning Xiangtian acquired 90% of the equity interest in each of Hubei Rongentang Wine Co., Ltd. ("Wine Co."), which is engaged in the business of manufacturing and sales of wine, and Hubei Rongentang Herbal Wine Co., Ltd. ("Herbal Wine Co.," collectively with "Wine Co.," "Rongentang"), which is engaged in the business of manufacturing and sales of herbal wine products (See Note 3 – Business Combinations).

On May 24, 2019, the Company's Board of Directors (the "Board"), discussed a plan to pursue the potential sale of all its ownership interest in Herbal Wine Co. and Wine Co. in order to shift its business focus on its energy related business. Therefore, the result of operations was presented as discontinued operations as of and for the three months ended October 31, 2019 unaudited condensed consolidated financial statements. (See Note 4 – Discontinued Operations).

On January 6, 2020, the Company entered into an equity transfer agreement with Kairui Tong and Hao Huang (the "Buyers"), which we agreed to sell its 90% ownership in Wine Co. and Herbal Wine Co. to the Buyers for approximately $9.6 million (RMB 67.5 million), of which, 54% ownership are sold to Kairui Tong, the legal representative and general manager of Wine Co. and Herbal Wine Co, and 36% ownership are sold to Hao Huang, an unrelated third party. As of the date of this report, the Company received approximately $5.7 million (RMB 40.0 million) of the transaction.

Reorganization

On September 30, 2018, Xiangtian Shenzhen terminated its variable interest entity agreements (the "VIE Agreements") as part of its restructuring to facilitate the shift of business focus between entities controlled by the Company. After the restructuring, the Company's headquarters is located in the city of Xianning, Hubei Province, and Sanhe Xiangtian, the Company's previous headquarters, located in the city of Sanhe, Hebei Province, became the Company's sales office. The VIE Agreements include the following:

●	Framework Agreement on Business Cooperation, dated July 25, 2014, by and between Xiangtian Shenzhen and Sanhe Xiangtian;

●	Exclusive Management, Consulting and Training and Technical Service Agreement, dated July 25, 2014, by and between Xiangtian Shenzhen and Sanhe Xiangtian;

●	Exclusive Option Agreement, dated July 25, 2014, by and among Xiangtian Shenzhen, Sanhe Xiangtian and all the shareholders of Sanhe Xiangtian ("Shanhe Xiangtian Shareholders");

●	Equity Pledge Agreement, dated July 25, 2014, by and among Xiangtian Shenzhen, Sanhe Xiangtian and the Shanhe Xiangtian Shareholders;

●	Know-How Sub-License Agreement, dated July 25, 2014, by and between Xiangtian Shenzhen and Sanhe Xiangtian; and

●	Powers of Attorney of the Sanhe Xiangtian Shareholders dated July 25, 2014.

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

On the same day, the Company, through Xiangtian Shenzhen and Xiangtian HK, entered into a new series of variable interest entity agreements ("New VIE Agreements"), pursuant to which Xianning Xiangtian became the Company's new contractually controlled affiliate. The New VIE Agreements allow the Company to:

●	exercise effective control over Xianning Xiangtian;

●	receive substantially all of the economic benefits of Xianning Xiangtian; and

●	have an exclusive option to purchase all or part of the equity interests in Xianning Xiangtian when and to the extent permitted by the laws of the PRC.

The New VIE Agreements include the following:

●	Framework Agreement on Business Cooperation, entered between Xiangtian Shenzhen and Xianning Xiangtian.

●	Agreement of Exclusive Management, Consulting and Training and Technical Service, entered between Xiangtian Shenzhen and Xianning Xiangtian,.

●	Exclusive Option Agreement, entered among Xiangtian HK, Xiangtian Shenzhen, Fei Wang, Zhou Jian and Xianning Xiangtian,

●	Equity Pledge Agreement, entered among Xiangtian Shenzhen, Fei Wang, Zhou Jian, and Xianning Xiangtian,.

●	Know-How Sub-License Agreement, entered between Xiangtian Shenzhen and Xianning Xiangtian, pursuant to which Xiangtian Shenzhen; and

●	Powers of Attorney of the Xianning Xiangtian stockholders.

●	Spousal Consent Letters of each of the spouses of the Xianning Xiangtian Shareholders

Framework Agreement on Business Cooperation

Pursuant to the Framework Agreement on Business Cooperation between Xiangtian Shenzhen and Xianning Xiangtian, the parties agreed to enter into a series of agreements, including Agreement of Exclusive Management, Consulting and Training and Technical Service, Know-How Sub-License Agreement, Equity Pledge Agreement, Exclusive Option Agreement and Power of Attorney. Specifically, Xiangtian Shenzhen will dispatch an operative team to Xianning Xiangtian to assist with Xianning Xiangtian with its planning and managing and regular business operations. The parties agreed to share the cooperation profits as set forth in the New VIE Agreements. The term of cooperation is 10 years and may be unilaterally extended by Xiangtian Shenzhen.

Agreement of Exclusive Management, Consulting and Training and Technical Service

Pursuant to the Agreement of Exclusive Management, Consulting and Training and Technical Service between Xiangtian Shenzhen and Xianning Xiangtian, Xianning Xiangtian engaged Xiangtian Shenzhen to provide consulting, training, management services and technical support exclusively for a term of 10 years, which may be unilaterally extended by Xiangtian Shenzhen. Xianning Xiangtian agrees to pay Xiangtian Shenzhen a service fee equal to one hundred percent (100%) of Xianning Xiangtian's net income determined pursuant to the generally accepted accounting principles, payable quarterly.

Exclusive Option Agreement

Pursuant to the Exclusive Option Agreement among Xiangtian Shenzhen, Xiangtian HK, Xianning Xiangtian and the shareholders holding an aggregate of 100% of Xianning Xiangtian's equity interest ("Xianning Xiangtian Shareholders"), the Xianning Xiangtian Shareholders irrevocably granted Xiangtian Shenzhen and Xiangtian HK an exclusive option to purchase from them, at its discretion, to the extent permitted under the PRC law, all or part of their equity interest in Xianning Xiangtian, and the purchase price will be the lowest price permitted by applicable PRC laws. The timing, method and times of exercise of this option to purchase are within Xiangtian Shenzhen and Xiangtian HK's sole discretion. In addition, each of the Xianning Xiangtian Shareholders agreed to waive their respective preemptive rights when the other shareholder transfers the equity interest of Xianning Xiangtian to Xiangtian Shenzhen or its designated party. The Xianning Xiangtian Shareholders further agreed, among other things, without the prior written consent of Xiangtian Shenzhen and Xiangtian HK, not to transfer, sell or pledge their equity interest of Xianning Xiangtian. Without the prior written consent of Xiangtian Shenzhen and Xiangtian HK, Xianning Xiangtian may not amend its articles of association, change the amount and structure of its registered capital or sell any of its assets or beneficial interest.

Equity Pledge Agreement

Pursuant to the Equity Pledge Agreement among Xiangtian Shenzhen, Xianning Xiangtian and the Xianning Xiangtian Shareholders, the Xianning Xiangtian Shareholders pledged all of their respective equity interest in Xianning Xiangtian to Xiangtian Shenzhen to guarantee the performance of Xianning Xiangtian's obligations under the New VIE Agreements, other than the Equity Pledge Agreement. Xiangtian Shenzhen will be deemed to have created the encumbrance of the first order in priority on the pledged equity interest. In the event of any breach of the VIE Agreements, other than this Equity Pledge Agreement, or failure to satisfy the guaranteed obligations, Xiangtian Shenzhen will have the right to dispose of the pledged equity interest. The Xianning Xiangtian Shareholders may receive dividends or share profits only with prior consent from Xiangtian Shenzhen, and such dividends and profits will be deposited into a bank account designated by and under supervision of Xiangtian Shenzhen and to be used for repayment of any liability due to any breach of the VIE Agreements by Xianning Xiangtian or the Xianning Xiangtian Shareholders. The agreement will remain effective until the termination of the VIE Agreements, other than this Equity Pledge Agreement.

Know-How Sub-License Agreement

Pursuant to the Know-How Sub-License Agreement between Xiangtian Shenzhen and Xianning Xiangtian, Xiangtian Shenzhen agreed to grant an exclusive and non-transferable sublicense to use the patents, patent applications and all related trade secrets and technology and improvements on photovoltaic installation and the air energy storage power generation technology ("Technology") but without sublease right in the territory of China, exclusive of the Hong Kong Special Administrative Region, the Macao Special Administrative Region and the Taiwan Region for the purpose of the agreement. Xianning Xiangtian agreed to pay Xiangtian Shenzhen a quarterly royalty fee equal to five percent (5%) of Xianning Xiangtian's gross revenue of each quarter. The shareholders of Xianning Xiangtian pledged all of their equity interest of Xianning Xiangtian as collateral for the royalty fee payable under this agreement. The agreement will remain effective throughout the entire duration of Xianning Xiangtian operations, unless terminated by Xiangtian Shenzhen with a 30-day prior written notice.

Power of Attorney

Pursuant to the Powers of Attorney executed by the Xianning Xiangtian Shareholders, each of the shareholders irrevocably appointed Xiangtian Shenzhen as his attorney-in-fact to exercise any and all rights as a shareholder of Xianning Xiangtian, including, but not limited to, the right to attend shareholders' meetings, to execute shareholders' resolutions, to sell, assign, transfer or pledge any or all of his equity interest of Xianning Xiangtian, to vote as a shareholder for all matters, as well as full power to execute equity transfer agreement as referenced in the Exclusive Option Agreement and to perform under the Exclusive Option Agreement and Equity Pledge Agreement without limitation. Xiangtian Shenzhen is also authorized to transfer, allocate or use any cash dividends and non-cash income in accordance with the respective shareholder's instructions and to exercise all the necessary rights associated with the equity interest at Xiangtian Shenzhen's sole discretion and without the consent of the Xianning Xiangtian Shareholders. The Powers of Attorney will remain effective as long as the Xianning Xiangtian Shareholders remain the shareholders of Xianning Xiangtian.

Spousal Consent Letters

Pursuant to the Spousal Consent Letters, each of the spouses of the Xianning Xiangtian Shareholders unconditionally and irrevocably agreed to the execution of the Equity Pledge Agreement, Exclusive Option Agreement and Power of Attorney entered by her spouse and the disposal of equity interest of Xianning Xiangtian held by her spouse. Each of the spouses also agreed that she will not assert any rights over the equity interest in Xianning Xiangtian held by and registered in the name of her respective spouse. The Xianning Xiangtian Shareholders' actions to perform, amend or terminate the above-mentioned agreement do not need their spouses' authorization or consent. In addition, in the event that any of the spouses obtains any equity interest in Xianning Xiangtian held by her respective spouse for any reason, such spouse agrees to enter into similar contractual arrangements.

All of the Company's operations are through its VIEs located in the PRC.

The accompanying unaudited condensed consolidated financial statements reflect the activities of XT Energy and each of the following entities:

Name	Background	Ownership
Xiangtian HK	● A Hong Kong company	100% owned by XT Energy

Xiangtian BVI	● A British Virgin Islands company	100% owned by XT Energy

Xiangtian Shenzhen	● A PRC limited liability company and deemed a wholly foreign owned enterprise ("WFOE")	100% owned by Xiangtian HK

Sanhe Xiangtian	● A PRC limited liability company
● Incorporated on July 8, 2013
	● Sales and installation of power generation systems and PV systems and sales of PV Panels, air compression equipment and heat pump products	VIE of Xiangtian Shenzhen prior to September 30, 2018 and became subsidiary of Xianning Xiangtian on September 30, 2018 and thereafter

Xianning Xiangtian	● A PRC limited liability company ● Incorporated on May 30, 2016 ● Manufacturing and sales of air compression equipment and heat pump products	100% owned by Sanhe Xiangtian prior to September 30, 2018 and became VIE of Xiangtian Shenzhen on September 30, 2018 and thereafter

Xiangtian Zhongdian	● A PRC limited liability company ● Incorporated on March 7, 2018 ● Manufacturing and sales of PV panels	70% owned by Xianning Xiangtian

Jingshan Sanhe	● A PRC limited liability company ● Incorporated on April 17, 2018 ● Researching, manufacturing and sales of high-grade synthetic fuel products	100% owned by Xianning Xiangtian

Hubei Jinli	● A PRC limited liability company ● Incorporated on December 27, 2004 and acquired on June 30, 2018 ● Manufacturing and sales of hydraulic parts and electronic components	100% owned by Xianning Xiangtian

Tianjin Jiabaili	● A PRC limited liability company ● Incorporated on April 10, 2007 and acquired on June 30, 2018 ● Manufacturing and sales of petroleum products	100% owned by Xianning Xiangtian

Xiangtian Trade	● A PRC limited liability company ● Incorporated on August 9, 2018 ● Expected to engage in trading chemical raw materials to support fuel production	100% owned by Xianning Xiangtian

Wine Co.*	● A PRC limited liability company ● Incorporated on August 9, 2011 and acquired on December 14, 2018 ● Manufacturing and sales of wine products	90% owned by Xianning Xiangtian

Herbal Wine Co.*	● A PRC limited liability company ● Incorporated on August 9, 2018 and acquired on December 14, 2018 ● Manufacturing and sales of herbal wine products	90% owned by Xianning Xiangtian

* See Note 4 – Discontinued operations for details.

Note 2 – Summary of significant accounting policies

Going concern

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Debt financing from related parties have been utilized to finance the working capital requirements of the Company and acquisitions of businesses. As of October 31, 2019, the Company’s working capital deficit was approximately $8.3 million and the Company had cash of approximately $3.2 million. Excluding other payables to related parties and director of approximately $6.9 million, the Company’s working capital deficit was approximately $1.4 million. Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets and the future operating revenues generated from its operations.

The Company’s management has considered whether there is a going concern issue due to the Company’s recurring losses from operations. Management has determined there is substantial doubt about its ability to continue as a going concern. If the Company is unable to generate significant revenue, the Company may be required to cease or curtail its operations. Management is trying to alleviate the going concern risk through the following sources:

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company’s financial position, its results of operations and its cash flows, as applicable, have been made. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s July 31, 2019 annual report on Form 10-K filed on October 15, 2019.

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company, its subsidiaries, the VIEs for which the Company or its subsidiary is the primary beneficiary and the VIEs’ subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates and assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include the estimated cost used to calculate the percentage of completion recognized in the Company’s revenues, the useful lives of property, plant and equipment, impairment of long-lived assets, right-of-use assets, lease classification and liabilities, allowance for accounts receivable doubtful accounts, allowance for other accounts receivable doubtful accounts, allowance for inventory obsolescence reserve, allowance for deferred tax assets, fair value of the assets and the liabilities of the entities acquired through its business combination, valuation of warranty reserves, and the accrual of potential liabilities. Actual results could differ from these estimates.

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

The principal terms of the New VIE Agreements entered into among Xianning Xiangtian and Xiangtian Shenzhen, the primary beneficiary, are described below:

●	Framework Agreement on Business Cooperation, entered between Xiangtian Shenzhen and Xianning Xiangtian, pursuant to which Xiangtian Shenzhen and Xianning Xiangtian have agreed to enter into a series of VIE agreements and to cooperate in all prospective of Xianning Xiangtian’s business operation and management.

●	Agreement of Exclusive Management, Consulting and Training and Technical Service, entered between Xiangtian Shenzhen and Xianning Xiangtian, pursuant to which Xiangtian Shenzhen has agreed to provide Xianning Xiangtian with complete business support and technical support and related management, training and consulting services. In consideration for such services, Xiangtian Shenzhen is entitled to receive an amount equal to 100% of Xianning Xiangtian’s net income.

●	Exclusive Option Agreement, entered among Xiangtian HK, Xiangtian Shenzhen, Fei Wang, Zhou Jian and Xianning Xiangtian, pursuant to which Fei Wang and Zhou Jian, the owners of Xianning Xiangtian, have granted to Xiangtian Shenzhen and Xiangtian HK the irrevocable right and option to acquire all of their equity interests in Xianning Xiangtian.

●	Equity Pledge Agreement, entered among Xiangtian Shenzhen, Fei Wang, Zhou Jian, and Xianning Xiangtian, pursuant to which Fei Wang and Zhou Jian, the owners of Xianning Xiangtian, have pledged all of their rights, titles and interests in Xianning Xiangtian to Xiangtian Shenzhen to guarantee Xianning Xiangtian’s performance of its obligations under all the other VIE Agreements.

●	Know-How Sub-License Agreement, entered between Xiangtian Shenzhen and Xianning Xiangtian, pursuant to which Xiangtian Shenzhen has granted Xianning Xiangtian an exclusive right to use and develop a series of aerodynamics related patents and technologies with respect to electrical generation for commercial and residential structures, not including automobile and wind towers. Xiangtian Shenzhen possesses the rights licensed under this agreement through two license agreements dated September 30, 2018 with Fei Wang, Zhou Jian and Xianning Lucksky Aerodynamic Electricity (“Xianning Lucksky”), the owners of the aforesaid patents and technologies. For the sublicense contemplated under this agreement, Xianning Xiangtian will pay Xiangtian Shenzhen a quarterly royalty fee of five percent of revenue. For the three months ended October 31, 2019, the quarterly royalty fee was waived by Xiangtian Shenzhen; and

●	Power of Attorney. Pursuant to a power of attorney, each of the Xianning Xiangtian stockholders agreed to irrevocably entrust Xiangtian Shenzhen with the stockholder voting rights and other stockholder rights for representing them to exercise such rights at the stockholders’ meeting of Xianning Xiangtian in accordance with applicable laws and its Article of Association, including, but not limited to, the right to sell or transfer all or any of their equity interest in Xianning Xiangtian, and appoint and vote for the directors and Chairman of Xianning Xiangtian as the authorized representative of the Xianning Xiangtian stockholders. The term of each proxy and voting agreement is as long as each of the Xianning Xiangtian stockholders is a shareholder of Xianning Xiangtian and is binding on any transferee.

●	Spousal Consent Letters. Pursuant to the Spousal Consent Letters, each of the spouses of the Xianning Xiangtian Shareholders unconditionally and irrevocably agreed to the execution of the Equity Pledge Agreement, Exclusive Option Agreement and Power of Attorney entered by her spouse and the disposal of equity interest of Xianning Xiangtian held by her spouse. Each of the spouses also agreed that she will not assert any rights over the equity interest in Xianning Xiangtian held by and registered in the name of her respective spouse. The Xianning Xiangtian Shareholders' actions to perform, amend or terminate the above-mentioned agreement do not need their spouses' authorization or consent. In addition, in the event that any of the spouses obtains any equity interest in Xianning Xiangtian held by her respective spouse for any reason, such spouse agrees to enter into similar contractual arrangements.

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

The Company’s total assets and liabilities presented in the accompanying unaudited condensed consolidated financial statements represent substantially all of total assets and liabilities of the VIE because the other entities in the consolidation are non-operating holding entities with nominal assets and liabilities. The following financial statement amounts and balances of the VIE were included in the accompanying unaudited condensed consolidated financial statements as of October 31, 2019 and July 31, 2019 and for the three months ended October 31, 2019 and 2018, respectively:

	October 31, 2019	July 31, 2019

Current assets	$16,827,533	$22,287,078
Current assets of discontinued operations	3,181,397	4,441,772
Non-current assets	29,725,086	26,783,807
Non-current assets of discontinued operations	9,214,988	9,537,179
Total assets	$58,949,004	$63,049,836

Current liabilities	$23,447,115	$23,617,149
Current liabilities of discontinued operations	1,397,255	1,499,012
Non-current liabilities	1,628,231	279,764
Total liabilities	$26,472,601	$25,395,925

	For the Three Months Ended October 31, 2019	For the Three Months Ended October 31, 2018

Revenues	$3,166,836	$19,988,438
Gross (loss) profit	$(606,944)	$4,195,515
(Loss) income from continuing operations	$(3,607,152)	$3,037,062
Net (loss) income from continuing operations attributable to XT Energy Group, Inc.	$(3,396,269)	$1,869,784
Net loss from discontinued operations attributable to XT Energy Group, Inc.	(157,286)	-
Net (loss) income attributable to XT Energy Group, Inc.	$(3,553,555)	$1,869,784

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

Cash

Cash denominated in RMB with a U.S. dollar equivalent of $3,056,683 and $3,250,535 at October 31, 2019 and July 31, 2019, respectively, were held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies. $2,222,144 and $2,333,681 of these balances are not covered by insurance as the deposit insurance system in China only insured each depositor per bank for a maximum of approximately $71,000 (RMB500,000). While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk. As of October 31, 2019 and July 31, 2019, cash balance of $136,527 and $177,107, respectively, were maintained at U.S. financial institutions, and were insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of October 31, 2019 and July 31, 2019, cash balance of $28,523 and $26,288, respectively, were maintained at financial institutions in Hong Kong, and all were insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 (approximately $64,000).

Restricted Cash

Restricted cash represents cash held by banks as guarantee deposit collateralizing notes payable pending release back to unrestricted cash upon completion of administrative process.

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

Short-term Investment

Short-term investment consists of time deposit placed with a bank, which contains a fixed or variable interest rate and has original maturity within one year. Such investment is permitted to be redeemed early without penalties prior to maturity. Given the short-term nature, the carrying value of short-term investment approximates its fair value. The Company does not intend to withdraw early. There was no other-than-temporary impairment of short-term investment for the three months ended October 31, 2019 and 2018.

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

Accounts Receivable, net

Accounts receivables, net, are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary.

Inventories, net

Inventories, net, consist of raw materials, work in progress and finished goods and are stated at the lower of cost or net realizable value using the weighted average method. When appropriate, impairment to inventories are recorded to write down the cost of inventories to their net realizable value.

Advances to Suppliers

Advances to suppliers are cash deposited or advanced to outside vendors or services providers for future inventory purchases or future services. This amount is refundable and bears no interest. For any advances to suppliers determined by management that such advances will not be in receipts of inventories or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its advances to suppliers on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary.

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

Other Receivables, net

Other receivables, net primarily include advances to employees, receivables from sales of equipment, and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. Allowance amounted to $291,519 and $0 as of October 31, 2019 and July 31, 2019, respectively.

Other Receivables – Related Parties

Other receivables – related parties present advances to the management of the Company for business development and travel advances.

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the unaudited condensed consolidated statements of operations and other comprehensive loss. Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized.

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

Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiaries at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the unaudited condensed consolidated statements of operations and comprehensive loss. Impairment losses on goodwill are not reversed.

The Company reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist annually or more frequently if events and circumstances indicate that it is more likely than not that an impairment has occurred. The Company has the option to access qualitative factors to determine whether it is necessary to perform the two-step in accordance with ASC 350-20. If the Company believes, as a result of the qualitative carrying amount, the two-step quantities impairment test described below is required.

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

If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the unaudited condensed consolidated statements of operations and comprehensive loss. Impairment losses on goodwill are not reversed. For the year ended July 31, 2019, an impairment of $339,221 was recorded for goodwill. For the three months ended October 31, 2019 and 2018, no impairment of goodwill was recognized.

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

For the year ended July 31, 2019, an impairment of $644,382 was recorded for intangible assets. For the three months ended October 31, 2019 and 2018, no impairment of long-lived assets was recognized.

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

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 31, 2019 and July 31, 2019:

Financial Assets	Carrying Value as of October 31, 2019	Fair Value Measurements at October 31, 2019 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Short-term investment	$425,333	$425,333	$-	$-

Financial Assets	Carrying Value as of July 31, 2019	Fair Value Measurements at July 31, 2019 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Short-term investment	$435,787	$435,787	$-	$-

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis on level 3 measurements for the three months ended October 31, 2019 and for the year ended July 31, 2019:

	October 31, 2019		July 31, 2019
Beginning balance		$-		$331,505
Change in estimated contingent liabilities		-		243,658
Release from level 3 measurement due to contingent payments has been finalized		-		(570,322)
Exchange rate effect		-		(4,841)
Ending balance		$-		$-

The Company believes the carrying amount reported in the unaudited condensed consolidated balance sheet for cash, restricted cash, notes receivable, accounts receivable, inventories, advance to suppliers, contract assets, prepaid expenses, other receivables, short-term loans, accounts payable, advances from customers, other payables and accrued liabilities, tax payables and short-term investment payable approximate fair value because of the short-term nature of such instruments. The carrying amount of long-term investment payable reported in the unaudited condensed consolidated balance sheets at carrying value, which approximates fair value as the rate of amortization of investment payment discount used were similar to interest rate charged by the bank in the PRC. As of October 31, 2019 and July 31, 2019, long-term investment payable balance was $226,155, net of discount of $22,191, and $279,764, net of discount of $25,999, respectively.

Leases

Effective August 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. The Company recognized approximately $2.6 million right of use (“ROU”) assets and approximately $2.3 million lease liabilities based on the present value of the future minimum rental payments of leases, using incremental borrowing rate of 4.75% and 4.90% based on duration of lease terms.

Operating lease ROU assets and lease liabilities are recognized at the adoption date of August 1, 2019 or the commencement date, whichever is earlier, based on the present value of lease payments over the lease term. Since the implicit rate for the Company’s leases is not readily determinable, the Company use its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

Lease terms used to calculate the present value of lease payments generally do not include any options to extend, renew, or terminate the lease, as the Company does not have reasonable certainty at lease inception that these options will be exercised. The Company generally considers the economic life of its operating lease ROU assets to be comparable to the useful life of similar owned assets. The Company has elected the short-term lease exception, therefore operating lease ROU assets and liabilities do not include leases with a lease term of twelve months or less. Its leases generally do not provide a residual guarantee. The operating lease ROU asset also excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term.

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liabilities in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows.

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

Sale and installation of power generation systems

Sales of power generation systems in conjunction of system installation are generally recognized based on the Company’s efforts or inputs to the satisfaction of a performance obligation using an input measure method, which was essentially the same as the percentage of completion method prior to August 1, 2018 for its installation project. Therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that costs expended to date bear to anticipated final total costs, based on current estimates of costs to complete. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor and supplies. Adjustments to the original estimates of the total contract revenue, total contract costs, or the extent of progress toward completion are often required as work progresses. Such changes and refinements in estimation are reflected in reported results of operations as they occur; if material, the effects of changes in estimates are disclosed in the notes to the unaudited condensed consolidated financial statements.

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

The installation revenues and sales of equipment and system component are combined and considered as one performance obligation. The promises to transfer the equipment and system component and installation are not separately identifiable, which is evidencing by the fact that the Company provides a significant service of integrating the goods and services into a power generation system for which the customer has contracted. The Company currently does not have any modification of contract and the contract currently does not have any variable consideration.

The Company’s sale and installation of power generation systems revenue for the three months ended October 31, 2019 and 2018 were $0 and $389,332, respectively.

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

The Company’s disaggregate Revenues - sale of products information for the three months ended October 31, 2019 and 2018 are summarized as follows:

	For the Three Months Ended October 31, 2019		For the Three Months Ended October 31, 2018
Revenues – sales of products
PV panels and others		$1,704,797		$9,101,844
Air compression equipment and other components		-		1,001,211
Heat pumps		57,986		4,243,564
High-grade synthetic fuel		39,976		4,096,752
Hydraulic parts and electronic components		1,364,077		1,155,735
Wine and herbal wine		73,805		-
Total revenue – sales of products		3,240,641		19,599,106
Less: revenues – sales of products from discontinued operations		(73,805)		-
Revenues – sales of products from continuing operations		$3,166,836		$19,599,106

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

Warranty

The Company generally provides limited warranties for work performed under its contracts. At the time a sale is recognized, the Company records estimated future warranty costs under ASC 460. Such estimated costs for warranties are estimated at completion and these warrants are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranty are based on actual warranty experience or Company’s best estimate. There were no such reserves recorded for the three months ended October 31, 2019 and 2018. No right of return exists on sales of inventory. As of October 31, 2019 and July 31, 2019, accrued warranty expense amounted to $63,618 and $65,182, respectively, and classified in the caption “other payables and accrued liabilities” in the accompanying unaudited condensed consolidated balance sheets.

Advertising Costs

Advertising costs are expensed as incurred and included in selling and general and administrative expenses. Advertising costs amounted to $25,508 and $31,972 for the three months ended October 31, 2019 and 2018, respectively.

Employee Benefit

The full-time employees of the Company are entitled to staff welfare benefits including medical care, housing fund, pension benefits, unemployment insurance and other welfare, which are government mandated defined contribution plans. The Company is required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued. Total expenses for the plans were $115,035 and $42,722 for the three months ended October 31, 2019 and 2018, respectively.

Research and development (“R&D”)

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses amounted to $97,123 and $3,047 for the three months ended October 31, 2019 and 2018, respectively.

Value Added Taxes

The Company is subject to value added tax (“VAT”). Revenue from sales of goods purchased from other entities is generally subject to VAT at the rate of 13% starting in April 2019, 16% starting in April 2018 and 17% prior to April 2018 and prior for all of its products except Herbal Wine which is at the rate of 3%. The Company is entitled to a refund for VAT already paid on goods purchased. The VAT balance is recorded in other payables on the unaudited condensed consolidated balance sheets. Revenues are presented net of applicable VAT.

Income Taxes

The Company accounts for income taxes in accordance with U.S. GAAP for income taxes. The charge for taxation is based on the results for the fiscal year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred taxes are accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the unaudited condensed consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided in accordance with the laws of the relevant taxing authorities.

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

Comprehensive Income (Loss)

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) ASC 220 “Reporting Comprehensive Income”. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company had other comprehensive loss of $948,339, and $380,986 for the three months ended October 31, 2019 and 2018, respectively, from foreign currency translation adjustments.

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

For the purpose of presenting these financial statements of subsidiaries in PRC, the Company’s assets and liabilities are expressed in U.S. dollars at the exchange rate on the balance sheet date, which is 7.0533 and 6.8841 as of October 31, 2019 and July 31, 2019, respectively; stockholders’ equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 7.0551 and 6.8779 for the three months ended October 31, 2019 and 2018, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income (loss) in the stockholders’ equity section of the unaudited condensed consolidated balance sheets.

For the purpose of presenting these financial statements of the subsidiary in Hong Kong, the Company’s assets and liabilities are expressed in U.S. dollars at the exchange rate on the balance sheet date, which is 7.8376 and 7.8275 as of October 31, 2019 and July 31, 2019, respectively; stockholders’ equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 7.8398 and 7.8417 for the three months ended October 31, 2019 and 2018, respectively. The resulting translation adjustments are reported under accumulated other comprehensive loss in the stockholders’ equity section of the unaudited condensed consolidated balance sheets.

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

Statutory Reserves

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable statutory surplus reserve fund. Subject to certain cumulative limits, the statutory surplus reserve fund requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the reserve fund. For foreign invested enterprises, the annual appropriation for the reserve fund cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). If the Company has accumulated loss from prior periods, the Company is able to use the current period net income after tax to offset against the accumulated loss. For the three months ended October 31, 2019 and 2018, the Company has contributed $20,413 and $149,543, respectively, to the statutory reserves.

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

Recently issued accounting pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) which simplifies goodwill impairment testing by requiring that such periodic testing be performed by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 is effective for the Company for annual and interim reporting periods beginning August 1, 2020. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements and related disclosures, which is effective for fiscal years, including interim periods, beginning after December 15, 2019.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted this ASU on August 1, 2019 and determined the adoption of this ASU did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Note 3 – Business combination

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

Upon closing of the Transaction, Rongentang became majority owned subsidiaries of Xianning Xiangtian and the Company began in business of the production and sales of compound wine and herbal wine products through Rongentang.

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

For the three months ended October 31, 2018, the impact of the acquisition of Wine Co. and Herbal Wine Co. to the unaudited pro forma consolidated statements of operations and comprehensive loss was not material.

On May 24, 2019, the Board discussed a plan to pursue the potential sale of all its ownership interest in Herbal Wine Co. and Wine Co. in order to shift its business focus on its energy related business. Therefore, the result of operations was presented as discontinued operations as of and for the three months ended October 31, 2019 unaudited condensed consolidated financial statements. On January 6, 2020, the Company entered into an equity transfer agreement with Kairui Tong and Hao Huang (the "Buyers"), which we agreed to sell its 90% ownership in Wine Co. and Herbal Wine Co. to the Buyers for approximately $9.6 million (RMB 67.5 million), of which, 54% ownership are sold to Kairui Tong, the legal representative and general manager of Wine Co. and Herbal Wine Co, and 36% ownership are sold to Hao Huang, an unrelated third party. See Note 4 – Discontinued operations.

Investment payable

Investment payable consists of the following:

Name of Payee	Relationship	Nature	October 31, 2019	July 31, 2019

Guifen Wang	Former shareholder of Tianjin Jiabaili	Payment for acquisition of Tianjin Jiabaili	133,044	136,314
Total			133,044	136,314
Short-term			(133,044)	(136,314)
Long-term			$-	$-

The maturities schedule is as follows as of October 31, 2019:

Repayment date	Amount
Due on demand (see Note 15 – Commitments and Contingencies)	$133,044
Total	$133,044

Investment payable – related parties

Investment payable – related parties consist of the following:

Name of Related Party	Relationship	Nature	October 31, 2019	July 31, 2019

Wenhe Han (see Note 15 – Commitments and Contingencies)	Vice general manager of Tianjin Jiabaili	Payment for acquisition of Tianjin Jiabaili	$110,813	$113,537
Heping Zhang	General manager of Hubei Jinli	Payment for acquisition of Hubei Jinli	226,155	370,875
Total			336,968	484,412
Short-term			(110,813)	(204,648)
Long-term			$226,155	$279,764

The maturities schedule is as follows as of October 31, 2019:

Repayment date	Amount
Due on demand	$110,813
June 2020	7,549
June 2021	248,346
Debt discount	(29,740)
Total	$336,968

Debt discount

Debt discount, net of accumulated amortization, totaled $29,740 and $36,571 as of October 31, 2019 and July 31, 2019, respectively, are recognized as a reduction of investment payable. Amortization expense related to the debt discount, included in interest expense, was $5,953 and $123,819 for the three months ended October 31, 2019 and 2018, respectively

Note 4 – Discontinued operations

On May 24, 2019, the Company’s Board, discussed a plan to pursue the potential sale of all its ownership interest in Herbal Wine Co. and Wine Co. in order to shift the business focus on its energy related business. The decision and action taken by the Company of disposing Herbal Wine Co. and Wine Co. represent a major shift that will have a major effect on the Company’s operations and financial results, which trigger discontinued operations accounting in accordance with ASC 205-20-45. On January 6, 2020, the Company entered into an equity transfer agreement with Kairui Tong and Hao Huang (the "Buyers"), which we agreed to sell its 90% ownership in Wine Co. and Herbal Wine Co. to the Buyers for approximately $9.6 million (RMB 67.5 million), of which, 54% ownership are sold to Kairui Tong, the legal representative and general manager of Wine Co. and Herbal Wine Co, and 36% ownership are sold to Hao Huang, an unrelated third party.

The fair value of discontinued operations, determined as of October 31, 2019, includes estimated consideration expected to be received, less costs to sell. After consideration of the determination of fair value of the discontinued operations, no impairment was indicated as of October 31, 2019 and July 31, 2019.

Reconciliation of the carrying amounts of major classes of assets and liabilities from discontinued operations in the unaudited condensed consolidated balance sheets, including Herbal Wine Co. and Wine Co. as of October 31, 2019.

Carrying amounts of major classes of assets included as part of discontinued operations:

	October 31, 2019	July 31, 2019
CURRENT ASSETS:
Cash	$618,597	$1,929,899
Accounts receivable, net	522,292	471,889
Inventories	1,904,460	1,785,176
Advances to suppliers	43,130	181,101
Other receivables – related party	11,505	-
Other current assets	81,413	73,707
Total current assets of discontinued operations	3,181,397	4,441,772

OTHER ASSETS:
Property, plant and equipment, net	4,416,476	4,588,449
Intangible assets, net	2,848,064	2,950,343
Goodwill	1,950,448	1,998,387
Total other assets of discontinued operations	9,214,988	9,537,179

Total assets of the disposal group classified as discontinued operations	$12,396,385	$13,978,951
Carrying amounts of major classes of liabilities included as part of discontinued operations:
CURRENT LIABILITIES:
Accounts payable	$18,720	$25,266
Advance from customers	1,091,573	1,124,608
Other payables and accrued liabilities	42,524	42,778
Income taxes payable	244,438	306,360
Total current liabilities of discontinued operations	1,397,255	1,499,012

Total liabilities of the disposal group classified as discontinued operations	$1,397,255	$1,499,012

Reconciliation of the amounts of major classes of income and losses from discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive loss, including Herbal Wine Co. and Wine Co. for the three months ended October 31, 2019.

For the Three Months Ended October 31,
2019
Revenue:
Revenue-products	$73,805
Total revenue	73,805

Cost of sales-products	13,909

Gross profit	59,896

OPERATING EXPENSES:
Selling expenses	7,290
General and administrative expenses	283,092
Total operating expenses	290,382

Loss from operations	(230,486)

OTHER INCOME (EXPENSES)
Other expenses, net	(147)
Interest income	1,312
Total other income, net	1,165

Loss before income taxes	(229,321)

Income tax benefit	54,559

Net loss from discontinued operations	(174,762)

Less: Net loss attributable to non-controlling interest from discontinued operations	(17,476)

Net loss from discontinued operations attributable to XT Energy Group, Inc.	$(157,286)

Note 5 – Accounts receivable, net

Accounts receivable, net, consist of the following:

	October 31, 2019	July 31, 2019

Accounts receivable	$5,828,263	$6,096,212
Less: allowance for doubtful accounts	(2,483,694)	(1,695,469)
Accounts receivable, net	3,344,569	4,400,743
Less: accounts receivable – discontinued operations	(522,292)	(471,889)
Accounts receivable, net – continuing operations	$2,822,277	$3,928,854

Movement of allowance for doubtful accounts is as follows:

	Three Months Ended October 31, 2019	Year Ended July 31, 2019

Beginning balance	$1,695,469	$1,374,155
Provision for doubtful accounts	828,686	422,684
Wrote off	-	(118,684)
Allowance acquired from acquisition	-	32,478
Exchange rate effect	(40,461)	(15,164)
Ending balance	2,483,694	1,695,469
Less: balance – discontinued operations	(31,468)	(32,242)
Ending balance – continuing operations	$2,452,226	$1,663,227

Note 6 – Inventories, net

Inventories, net, consist of the following:

	October 31, 2019	July 31, 2019

Raw materials and parts	$2,117,169	$1,607,472
Work in progress	323,748	258,634
Semi-finished goods	383,350	392,772
Finished goods	6,534,852	6,420,298
Total	9,359,119	8,679,176
Less: allowance for inventory reserve	(1,488,024)	(54,421)
Inventories, net	7,871,095	8,624,755
Less: inventories – discontinued operations	(1,904,460)	(1,785,176)
Inventories, net – continuing operations	$5,966,635	$6,839,579

For the three months ended October 31, 2019 and 2018, an impairment of $1,434,549 and $0, respectively, were recorded for inventories and reflected as cost of sales on the accompanying statement of operations and comprehensive (loss) income.

Note 7 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	October 31, 2019	July 31, 2019

Plant and buildings	$12,050,724	$11,773,196
Machinery equipment	9,804,282	9,040,901
Computer and office equipment	663,000	668,741
Vehicles	457,252	468,486
Plant improvement	1,211,133	1,146,692
Construction in progress	975,354	1,650,429
Subtotal	25,161,745	24,748,445
Less: accumulated depreciation	(5,323,573)	(5,098,140)
Property, plant and equipment, net	19,838,172	19,650,305
Less: property, plant and equipment – discontinued operations	(4,416,476)	(4,588,449)
Property, plant and equipment, net – continuing operations	$15,421,696	$15,061,856

Depreciation expenses from continuing operations for the three months ended October 31, 2019 and 2018 were $282,210 and $216,106, respectively. For the three months ended October 31, 2019 and 2018, depreciation from continuing operations included in cost of sales was $150,921 and $116,889 respectively. For the three months ended October 31, 2019 and 2018, depreciation from continuing operations included in selling, general and administrative expenses was $131,289 and $99,217, respectively.

Depreciation expenses from discontinued operations for the three months ended October 31, 2019 was $65,434. For the three months ended October 31, 2019, depreciation expenses from discontinued operations included in cost of sales and selling, general and administrative expenses was $46,171 and $19,263, respectively.

Construction-in-progress consist of the following as of October 31, 2019:

Construction-in-progress description	Value	Estimated Completion date	Estimated Additional Cost to Complete
Synthetic fuel raw materials production line	$520,650	January 2020*	$1,418
Automobile exhaust cleaner construction project	433,368	January 2020*	708,888
Fire safety equipment installation	7,158	April 2020	-
Piping	14,178	February 2020	-
Total construction-in-progress – continuing operations	$975,354		$710,306

*Completed in January 2020

Note 8 – Intangible assets, net

Intangible assets, net, consist of the following:

	October 31, 2019	July 31, 2019

Land use rights	$7,054,287	$7,227,670
Technology know-hows	1,798,101	1,812,147
Patents, licenses and certifications	2,350,655	2,408,430
Software	7,272	7,451
Less: accumulated amortization	(867,522)	(715,376)
Intangible assets, net	10,342,793	10,740,322
Less: intangible assets – discontinued operations	(2,848,064)	(2,950,343)
Intangible assets, net – continuing operations	$7,494,729	$7,789,979

Amortization expenses from continuing operations for the three months ended October 31, 2019 and 2018 amounted to $137,770 and $186,902, respectively.

Amortization expenses from discontinued operations for the three months ended October 31, 2019 amounted to $31,495.

Based on the finite-lived intangible assets as of October 31, 2019, the expected amortization expenses from continuing operations are estimated as follows:

Twelve Months Ending October 31,	Estimated Amortization Expense

2020	$677,159
2021	675,149
2022	673,803
2023	672,576
2024	671,597
Thereafter	6,972,509
Total	10,342,793
Less: intangible assets – discontinued operations	(2,848,064)
Total intangible assets, net – continuing operations	$7,494,729

Note 9 – Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Hubei Jinli	Tianjin Jiabaili	Wine Co. and Herbal Wine Co.	Total
Balance as of July 31, 2018	$3,793,245	$339,898	$-	$4,133,143
Goodwill acquired through acquisitions	-	-	1,976,878	1,976,878
Goodwill impairment	-	(339,221)	-	(339,221)
Foreign currency translation adjustment	(35,100)	(677)	21,509	(14,268)
Balance as of July 31, 2019	3,758,145	-	1,998,387	5,756,532
Foreign currency translation adjustment	(90,153)	-	(47,939)	(138,092)
Balance as of October 31, 2019	3,667,992	-	1,950,448	5,618,440
Less: goodwill – discontinued operations	-	-	(1,950,448)	(1,950,448)
Goodwill – continuing operations	$3,667,992	$-	$-	$3,667,992

Note 10 – Leases

The Company determines if a contract contains a lease at inception. US GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option which result in an economic penalty. All of the Company’s real estate leases are classified as operating leases.

The Company has several production plant and equipment lease agreements, and factory and dormitory lease agreements with lease terms ranging from two to seven years. Upon adoption of ASU 2016-02, the Company recognized approximately $2.6 million right of use (“ROU”) assets and approximately $2.3 million lease liabilities based on the present value of the future minimum rental payments of leases, using incremental borrowing rate of 4.75% and 4.90% based on duration of lease terms. The weighted average remaining lease term is 3.15 years.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration.

For the three months ended October 31, 2019 and 2018, rent expense amounted to approximately $327,000 and $82,000, respectively.

The maturity of the Company’s lease obligations for the next five years and thereafter is presented below:

Twelve Months Ending October 31,	Operating Lease Amount

2020	$936,167
2021	1,026,054
2022	424,786
2023	425
Thereafter	1,276
Total lease payments	2,388,708
Less: Interest	(130,998)
Present value of lease liabilities	$2,257,710

Note 11 – Related party balances and transactions

Leases with related parties

Sanhe Xiangtian leases its principal office, factory and dormitory from LuckSky Holding (Group) Co. Ltd. (“LuckSky Group”) in Sanhe City, Hebei Province, PRC. LuckSky Group is owned by Zhou Deng Rong, the Company's former Chief Executive Officer, and Zhou Jian, the Company's Chairman. The space in the office, factory and dormitory being leased are 1,296, 5,160 and 1,200 square meters, respectively. The office and factory space are leased for a rent of $105,053 (RMB 697,248) per year and the dormitory is leased for a rent of $19,527 (RMB 129,600) per year. The leases expire on July 31, 2024 and are subject to renewal with two-month advance written notice. This lease was terminated in April 2019. For the three months ended October 31, 2019 and 2018, rent expense for the lease with Lucksky Group was $0 and $30,054, respectively.

In June 2018, Sanhe Xiangtian leased another office in Sanhe City from Sanhe Dong Yi Glass Machine Company Ltd ("Sanhe Dong Yi") which is owned by Zhou Deng Rong with the lease term expired on June 14, 2019 for a rent of approximately $7,000 (RMB 48,000) per year. Sanhe Xiangtian renewed such lease under the same terms from June 15, 2019 to June 14, 2020. For the three months ended October 31, 2019 and 2018, rent expense for this lease with Sanhe Dong Yi was $1,701 and $1,745 respectively.

Related party balances

a.	Other receivables – related parties:

Name of Related Party	Relationship	Nature	October 31, 2019	July 31, 2019

Lei Su	Legal representative of Tianjin Jiabaili	Employee advances	$-	$2,905
Tianyu Ma	General manager of Tianjin Jiabaili	Employee advances	10,146	-
Heping Zhang	General Manager of Hubei Jinli	Employee advances	7,089	-
Deng Hua Zhou	Chief Executive Officer	Employee advances	3,544	3,632
Total			$20,779	$6,537

b.	Accounts payable – related parties:

Name of Related Party	Relationship	Nature	October 31, 2019	July 31, 2019

Xianning Baizhuang Tea Industry Co., Ltd.	Bin Zhou is the CEO of the company	Purchase of materials	$11,413	$9,554
Total			$11,413	$9,554

c.	Other payables – related parties and director:
Name of Related Party	Relationship	Nature	October 31, 2019	July 31, 2019

Luck Sky International Investment Holdings Ltd.	Owned by Zhou Deng Rong, former Chief Executive Officer and director	Payment for U.S. professional fee	$625,441	$593,941
Lucksky Group	Owned by Zhou Deng Rong, former Chief Executive Officer and director, and Zhou Jian, Chairman	Lease payable	615,450	600,549
Sanhe Dong Yi	Owned by Zhou Deng Rong, former Chief Executive Officer and director	Lease payable	2,552	872
Hubei Henghao Real Estate Development Co., Ltd.	Bin Zhou, son of Zhou Deng Hua, is the executive director and general manager	Interest payable	476,737	488,455
Zhou Deng Rong	Former Chief Executive Officer and director	Payment for U.S. professional fee	2,748,260	2,748,259
Jian Zhou	Chairman	Advances for operational purpose	2,401,884	1,900,164
Zhimin Feng	Legal representative of Jingshan Sanhe	Advances for operational purpose	3,144	3,222
Heping Zhang	General Manager of Hubei Jinli	Payment for acquisition of Hubei Jinli	38,965	39,923
Total			$6,912,433	$6,375,385

d.	Investment payables – related parties (See Note 3)

Note 12 – Significant customer, former related party

Prior to April 10, 2014, Zhou Deng Rong, the Company's former Chief Executive Officer and director, owned 70% equity interest, and Zhou Jian, the Company's Chairman, owned the remaining 30% equity interest of Xianning Lucksky Aerodynamic Electricity ("Xianning Lucksky"). Through April 10, 2014, Xianning Lucksky's primary asset was a land use right for approximately 70 acres of land located in Xianning, Hubei Province, PRC. On April 8, 2014, Zhou Deng Rong sold his 70% equity interest in Xianning Lucksky to an individual, and Zhou Jian sold his 30% equity interest in Xianning Lucksky to another individual. The two individuals are unrelated to Zhou Deng Rong or Jian Zhou, or any member of management of the Company, or any of its consolidated subsidiaries or VIE. As such, as of April 8, 2014, the Company, or any of its shareholders, had no relationship to Xianning Lucksky.

During the three months ended October 31, 2019 and 2018, the Company entered into a series of sales contracts with Xianning Lucksky. These contracts represented approximately $2,000 and $1,011,000 of the Company's revenue from continuing operations for the three months ended October 31, 2019 and 2018, respectively.

On July 27, 2016, Xianning Xiangtian entered into a rental agreement with Xianning Lucksky to lease 4,628 square meters' space in a factory in Xianning, Hubei Province, PRC. The space is leased for a rent of $83,132 (RMB 555,360) per year. The lease was scheduled to expire on July 31, 2018 but the Company terminated the lease early in February 2018 when the Company through Xiangtian Zhongdian signed another lease agreement which expired on February 5, 2019 with a rent of approximately $25,000 (RMB 168,922) per year. Xiangtian Zhongdian renewed such lease under the same terms from February 6, 2019 to February 5, 2021. Rent expense related to these leases were $5,671 and $6,250 for three months ended October 31, 2019 and 2018, respectively.

On February 1, 2018, Xianning Xiangtian entered into a lease with Xianning Lucksky for 4,628 square meters in the factory in Xianning, Hubei province. The factory space is leased for a rent of approximately $25,000 (RMB 168,922) per year from February 1, 2018 to July 31, 2020 and is subject to renewal with a one-month advance written notice. Rent expense for this lease amounted to $5,986 and $0 for the three months ended October 31, 2019 and 2018, respectively.

On July 27, 2018, Xianning Xiangtian entered into a lease with Xianning Lucksky for a space of 3,128 square meters in the factory in Xianning, Hubei province. The factory space is leased for a rent of approximately $17,000 (RMB 114,172) per year from August 1, 2018 to July 31, 2020 and is subject to renewal with a one-month advance written notice. Rent expense for this lease amounted to $4,046 and $3,464 for the three months ended October 31, 2019 and 2018, respectively.

Note 13 – Employee benefits government plan

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. PRC labor regulations require the Company to pay to the local labor bureau a monthly contribution calculated at a stated contribution rate based on the basic monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. As of October 31, 2019 and July 31, 2019, the outstanding amount due to the local labor bureau was $201,094 and $199,500, respectively, and is included in Other Payables and Accrued Liabilities on the accompanying unaudited condensed consolidated balance sheets.

 Note 14 – Income taxes

Income tax

United States

Under the provisions of the “Tax Cuts and Jobs Act” (the “Act”), the U.S. corporate tax rate is enacted at 21%.

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

PRC

The Company’s PRC subsidiaries and VIEs and their controlled entities are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC, Chinese enterprises are subject to income tax at a rate of 25% after appropriate tax adjustments.

Significant components of the income tax (benefit) expense consisted of the following for the three months ended October 31:

	2019	2018
Current	$(8,363)	$543,513
Deferred	-	(17,369)
Provision for income tax (income tax benefit)	(8,363)	526,144
Less: income tax benefit – discontinued operations	(54,559)	-
Provision for income tax – continuing operations	$46,196	$526,144

Significant components of the continuing operations of the Company’s deferred tax assets as of October 31, 2019 and July 31, 2019 are approximately as follows:

	October 31, 2019	July 31, 2019
Deferred tax assets:
Net operating loss carry forwards	$2,357,800	$1,967,400
Accounts receivable allowance	613,100	415,800
Inventory allowance	372,000	13,600
Deposit for investment allowance	77,600	79,500
Accrued liabilities	70,300	72,000
Warranty and other	15,900	16,300
Deferred tax assets before valuation allowance	3,506,700	2,564,600
Less: valuation allowance	(3,506,700)	(2,564,600)
Net deferred tax assets	$-	$-

As of October 31, 2019, the Company had U.S. federal Net Operating Losses ("NOLs") of approximately $5,404,000 that expire beginning in 2029 to 2038 with deferred tax assets of approximately $1,135,000. As of October 31, 2019, the Company had approximately $30,000 of NOLs related to its Hong Kong holding companies that can be carried forward indefinitely with deferred tax assets of approximately $5,000. As of October 31, 2019, the Company had approximately $4,872,000 of NOLs related to its PRC subsidiaries and VIEs that expire in years 2019 through 2023 with deferred tax assets of approximately $1,218,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of October 31, 2019.

Significant components of the discontinued operations of the Company’s deferred tax assets as of October 31, 2019 and July 31, 2019 are approximately as follows:

	October 31, 2019	July 31, 2019
Deferred tax assets:
Accounts receivable allowance	$7,900	$8,100
Less: valuation allowance	(7,900)	(8,100)
Net deferred tax assets	$-	$-

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

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other Income (Expense)” in the statement of operations. Penalties would be recognized as a component of “General and Administrative Expenses” in the statement of operations. The Company stayed current with its July 31, 2019 tax return filing with the extended due date of May 15, 2020, a six month extension from November 15, 2019. No interest or penalty on unpaid tax was recorded during both the three months ended October 31, 2019 and 2018. As of October 31, 2019 and July 31, 2019, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next quarter.

Note 15 – Commitments and contingencies

Contingencies

Contract dispute – Sanhe Xiangtian vs. Shandong Taidai

Sanhe Xiangtian is involved in a litigation with Shandong Taidai Photovoltaic Technology Co., Ltd. (“Shandong Taidai”) for contractual dispute. Sanhe Xiangtian filed a complaint on January 24, 2018 with the Sanhe People’s Court and claimed damages of RMB 1,000,000 (approximately $149,245) caused by Shandong Taidai as it provided the unqualified construction project. On June 5, 2019, the court ruled that Shandong Taidai is required to pay for the damages of Sanhe Xiangtian in the amount RMB 15,826,000 (approximately $2.3 million) and other associated fees of RMB 23,000 (approximately $3,000). As of the date of this report, the Company has not received any appeal notice from Shandong Taidai. The Company does not believe the litigation will have significant impact on its unaudited condensed consolidated financial statements as the Company will record the gain contingency upon receiving the settlement payments.

Shandong Taidai filed a lawsuit against Sanhe Xiangtian with Dongying City Intermediate People’s Court of Shandong Province on November 29, 2018 regarding the same project and claimed unpaid work of RMB 4,089,150 (approximately $610,284) and liquidated damages of RMB 2,025,139 (approximately $302,242). On December 19, 2018, Sanhe Xiangtian submitted an application objecting to the jurisdiction of Dongying City Intermediate People’s Court of but the application was rejected. On December 23, 2019, the Dongying City Intermediate People’s Court ruled in the favor of Shandong Taida of RMB 4,089,150 (approximately $610,284) and liquidated damages and legal fees of RMB 848,655 (approximately $126,657). On January 23, 2019, Sanhe Xiangtian appealed the ruling in the jurisdiction of Dongying City Intermediate People’s Court. The Company does not believe the litigation will have a material impact on its current operations and financial statements as the accounts payable amount has been properly accrued.

Acquisition payment dispute – Sanhe Xiangtian vs. Wehhan Han and Guifen Wang

On March 19, 2019, Wenhe Han and Guifen Wang, former shareholders of Tianjin Jiabaili (collectively known as the “Plaintiffs”), filed a lawsuit against Xianning Xiangtian in People’s Court of Jizhou District, Tianjin City for a dispute over the equity transfer of Tianjin Jiabaili between Plaintiffs and Xianning Xiangtian. The Plaintiffs claimed damage amounting to RMB 2,000,000 (approximately $0.3 million) for breach of contract and demanded immediate payment on the unpaid equity transfer balance of RMB 1,720,000 (approximately $0.3 million). A hearing was held on April 23, 2019 and the court approved the request of the Plaintiffs to freeze Xianning Xiangtian’s assets worth of RMB 3,720,000 (approximately $0.6 million) before a judgement is rendered. As of the date of this report, the freeze order has not been enforced and the Company has not received the list of assets subject to this order. Management currently cannot estimate the outcome of the litigation.

On April 15, 2019, Xianning Xiangtian filed a lawsuit against Wenhan Han and Guifen Wang, former shareholders of Tianjin Jiabaili, for the same dispute over the equity transfer of Tianjin Jiabaili in the People’s Court of Jizhou District, Tianjin City. Xianning Xiangtian claimed damage amounting to RMB 2,000,000 (approximately $0.3 million) and demanded immediate refund of RMB 5,080,000 (approximately $0.8 million) plus six percent (6%) annual interest starting from April 15, 2019 due to misrepresentation of the production facility of Tianjin Jiabaili from the former shareholders of Tianjin Jiabiali. A hearing was held June 11, 2019 and the court approved the request of the Company to freeze Wenhan Han and Guifen Wang’s personal assets worth of RMB 7,080,000 (approximately $1.0 million). On October 8, 2019, the People’s Court  of Jizhou District, Tianjin City reached a verdict and rejected the Xianning Xiangtian’s claim. Xianning Xiangtian filed an appeal and the case is under review by the People’s Court of Jizhou District, Tianjin City. Management currently cannot estimate the outcome of the litigation.

Other legal matters

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The majority of these claims and proceedings related to or arise from, being guarantor of a third party and employment contract dispute. The Company accrues costs related to these matters when they become probable and as a result the amount of loss can be reasonably estimated. In determining whether a loss from a claim is probable, and if it is possible to estimate the potential litigation losses, in those situations, the Company discloses an estimate of the probable losses or a range of possible losses, if such estimates can be made.

As of October 31, 2019, the type of complaints and disputes and their potential claims that the Company does not accrue costs for potential litigation losses as the probability of repaying these claims are remote. These potential claims are summarized as follows:

Labor dispute – Qiao Lijuan vs. Tianjin JiaBaiLi

Regarding the labor dispute lawsuit between Qiao Lijuan and Tianjin JiaBaiLi Petroleum Products Co., Ltd. (Hereinafter referred to as “JiaBaiLi”), on July 23, 2019, Qiao Lijuan sued JiaBaiLi (Defendant A) and the 1st Sales Company of JiaBaiLi (Defendant B) before Jizhou Court claiming Defendant B to pay RMB 7,000 (approximately $1,000) for salary, Defendant A to bear the joint and several liability and both Defendant A and B to bear the litigation fees. On October 23, 2019, Jizhou Court reached a verdict that Defendant A must pay Qiao Lijuan salary of RMB 11,000 (approximately $1,600). The Company does not believe the litigation will have a material impact on its current operations and financial statements.

Negotiable instruments dispute – Kelin Environmental Protection Equipment, Inc.

Regarding the negotiable instruments dispute of Kelin Environmental Protection Equipment, Inc. (hereinafter referred to as “Kelin”), as Kelin had not paid the draft due and expired, it was pursued by the negotiable instruments holders. Xiangtian Zhongdian, as the one of the endorsers, are involved in 14 lawsuits currently and the amount is RMB 4.0 million (approximately $0.6 million). Xiangtian Zhongdian may be jointly and severally liable in the above cases, but it may recourse to the former endorsers for compensation of the unpaid negotiable instruments.

Dispute matter	Claim amount
1) Negotiable instruments	$567,110
2) Labor	992
Total	$568,102

Shimen Government Inquiry

On June 10, 2019, Xianning Xiangtian received an inquiry from Shimen County Market Supervision Bureau (the "Bureau") with respect to a formal investigation it initiated against Xianning Xiangtian on May 10, 2019.  The Bureau stated it is investigating that Xianning Xiangtian was selling its shares to the public in anticipation of a Nasdaq listing in the near future as part of a multi-level marketing scheme.  On June 14, 2019, Xianning Xiangtian issued a Letter of Statement in response to the inquiry and stated Xianning Xiangtian never issued any shares to the unspecified public since its incorporation and that all of the Company's shares are registered with the Company's Transfer Agent. Following Xianning Xiangtian’s delivery of its Letter of Statement, it has not received any further inquiries from the Bureau. The Company believes that these allegations are false and without merit, and intends to vigorously defend against them.

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

Note 16 – Concentrations

Customer concentration risk

For the three months ended October 31, 2019, three customers accounted for 25.1%, 17.9% and 14.8% of the Company’s total revenues. For the three months ended October 31, 2018, four customers accounted for 43.3%, 18.1%, 14.0% and 11.1% of the Company’s total revenues, respectively.

As of October 31, 2019, four customers accounted for 17.9%, 13.4%, 13.3% and 10.3% of the total balance of accounts receivable, respectively. As of July 31, 2019, four customers accounted for 20.8%, 17.7%, 17.3% and 12.9% of the total balance of accounts receivable, respectively.

Vendor concentration risk

For the three months ended October 31, 2019, two vendors accounted for 13.8% and 12.2% of the Company’s total purchases. For the three months ended October 31, 2018, two vendors accounted for 42.5% and 25.8% of the Company’s total purchases, respectively.

As of October 31, 2019, two vendors accounted for 44.6% and 12.3% of the total balance of accounts payable, respectively. As of July 31, 2019, three vendors accounted for 49.8%, 13.7% and 11.4% of the total balance of accounts payable, respectively.

Note 17 – Segment reporting

The Company evaluates performance and determines resource allocations based on a number of factors, the primary measurement being income from operations of the Company’s nine reportable divisions in the PRC: Sanhe Xiangtian, Xianning Xiangtian, Xiangtian Zhongdian, Jingshan Sanhe, Hubei Jinli, Tianjin Jiabaili, Xiangtian Trade, Wine Co., and Herbal Wine Co. Tianjin Jiabaili did not have any operations as of October 31, 2019.

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

The following represents results of division operations for the three months ended October 31, 2019 and 2018:

	2019	2018
Revenues:
Sanhe Xiangtian	$1,523	$1,920,878
Xianning Xiangtian	62,801	4,233,629
Jingshan Sanhe	39,608	3,576,328
Xiangtian Zhongdian	1,697,349	9,101,868
Hubei Jinli	1,364,077	1,155,735
Xiangtian Trade	1,478	-
Wine Co.	3,152	-
Herbal Wine Co.	70,653	-
Consolidated revenues	3,240,641	19,988,438
Less: revenues – discontinued operations	(73,805)	-
Revenues – continuing operations	$3,166,836	$19,988,438

	2019	2018
Gross profit:
Sanhe Xiangtian	$1,523	$707,409
Xianning Xiangtian	(949,437)	853,785
Jingshan Sanhe	4,138	1,187,491
Xiangtian Zhongdian	(447,356)	908,334
Hubei Jinli	784,155	538,496
Xiangtian Trade	33	-
Wine Co.	392	-
Herbal Wine Co.	59,504	-
Consolidated gross profit	(547,048)	4,195,515
Less: gross profit – discontinued operations	(59,896)	-
Gross profit – continuing operations	$(606,944)	$4,195,515

	2019	2018
(Loss) income from operations:
Sanhe Xiangtian	$(1,020,922)	$669,762
Xianning Xiangtian	(1,305,638)	622,068
Jingshan Sanhe	(712,977)	1,012,957
Xiangtian Zhongdian	(819,022)	801,752
Hubei Jinli	292,641	107,436
Tianjin Jiabaili	(27,848)	(176,912)
Xiangtian Trade	(13,380)	-
Wine Co.	(240,594)	-
Herbal Wine Co.	10,108	-
All four holding entities	(315,753)	(495,432)
Consolidated income (loss) from operations	(4,153,385)	2,541,631
Less: loss from operations – discontinued operations	230,486	-
(Loss) income from operations – continuing operations	$(3,922,899)	$2,541,631

	2019	2018
Net (loss) income attributable to controlling interest:
Sanhe Xiangtian	$(973,857)	$547,514
Xianning Xiangtian	(1,308,464)	209,416
Jingshan Sanhe	(712,689)	757,356
Xiangtian Zhongdian	(567,067)	472,364
Hubei Jinli	204,133	63,268
Tianjin Jiabaili	(27,752)	(180,132)
Xiangtian Trade	(10,567)	-
Wine Co.	(164,727)	-
Herbal Wine Co.	7,441	-
All four holding entities	(314,184)	(494,019)
Consolidated net (loss) income attributable to controlling interest	(3,867,733)	1,375,767
Less: net loss attributable to controlling interest - discontinued operations	157,286	-
Net (loss) income attributable to controlling interest - continuing operations	$(3,710,447)	$1,375,767

	2019	2018
Depreciation and amortization expenses:
Sanhe Xiangtian	$31,066	$43,063
Xianning Xiangtian	570	57
Jingshan Sanhe	81,888	8,705
Xiangtian Zhongdian	68,529	74,890
Hubei Jinli	232,416	221,785
Tianjin Jiabaili	5,218	54,508
Xiangtian Trade	293	-
Wine Co.	82,138	-
Herbal Wine Co.	14,790	-
Consolidated depreciation and amortization expenses	516,908	403,008
Less: depreciation and amortization expenses - discontinued operations	(96,928)	-
Depreciation and amortization expenses - continuing operations	$419,980	$403,008

	2019	2018
Interest expense:
Sanhe Xiangtian	$-	$6,041
Xianning Xiangtian	5,953	413,105
Hubei Jinli	-	58,082
Consolidated interest expense	$5,953	$477,228

	2019	2018
Capital expenditures:
Sanhe Xiangtian	$-	$47,031
Xianning Xiangtian	2,340	1,265
Jingshan Sanhe	1,014,504	265,323
Xiangtian Zhongdian	-	8,040
Hubei Jinli	7,752	144,643
Tianjin Jiabaili	-	12,360
Wine Co.	3,549	-
Consolidated capital expenditures	1,028,145	478,662
Less: capital expenditures - discontinued operations	(3,549)	-
Capital expenditures - continuing operations	$1,024,596	$478,662

Total assets of each division as of October 31, 2019 and July 31, 2019 consisted of the following:

	October 31, 2019	July 31, 2019
Total assets:
Sanhe Xiangtian	$3,692,238	$4,889,875
Xianning Xiangtian	7,039,892	7,969,624
Jingshan Sanhe	9,050,508	6,969,849
Xiangtian Zhongdian	6,450,049	7,731,512
Hubei Jinli	21,439,029	21,635,194
Tianjin Jiabaili	321,704	302,518
Xiangtian Trade	454,822	483,168
Wine Co.	9,468,884	11,005,886
Herbal Wine Co.	2,927,501	2,973,064
All four holding entities	368,161	416,098
Consolidated assets	61,212,788	64,376,788
Less: assets - discontinued operations	(12,396,385)	(13,978,950)
Total assets - continuing operations	$48,816,403	$50,397,838

Note 18 – Subsequent events

On January 6, 2020, the Company entered into an equity transfer agreement with Kairui Tong and Hao Huang (the "Buyers"), which the Company agreed to sell its 90% ownership in Wine Co. and Herbal Wine Co. to the Buyers for approximately $9.6 million (RMB 67.5 million), of which, 54% ownership are sold to Kairui Tong, the legal representative and general manager of Wine Co. and Herbal Wine Co, and 36% ownership are sold to Hao Huang, an unrelated third party. As of the date of this report, the Company received approximately $5.7 million (RMB 40.0 million) of the transaction.

On December 16, 2019, the board of directors of Xiangtian Zhongdian made a decision to suspend its current operations temporarily and will further make determination on its future sales plan of PV Panels in Xiangtian Zhongdian. In addition, the Company will also be leasing its production equipment while the operations were paused.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

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

On May 24, 2019, our Board of Directors (the “Board”), discussed a plan to pursue the potential sale of all its ownership interest in Herbal Wine Co. and Wine Co. in order to shift its business focus on its energy related business. Therefore the result of operations was presented as discontinued operations as of and for the three months ended October 31, 2019 unaudited condensed consolidated financial statements.

On January 6, 2020, the Company entered into an equity transfer agreement with Kairui Tong and Hao Huang (the "Buyers"), which the Company agreed to sell its 90% ownership in Wine Co. and Herbal Wine Co. to the Buyers for approximately $9.6 million (RMB 67.5 million), of which, 54% ownership are sold to Kairui Tong, the legal representative and general manager of Wine Co. and Herbal Wine Co, and 36% ownership are sold to Hao Huang, an unrelated third party.

On December 16, 2019, the board of directors of Xiangtian Zhongdian made a decision to suspend its current operations temporally and will further make determination on its future sales plan of PV Panels in Xiangtian Zhongdian. In addition, the Company will also be leasing its production equipment while the operations were paused.

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

On the same day, the Company, through Xiangtian Shenzhen and Xiangtian HK, entered into a new series of variable interest entity agreements (“New VIE Agreements”), pursuant to which Xianning Xiangtian became the Company’s new contractually controlled affiliate. The New VIE Agreements allow us to:

●	exercise effective control over Xianning Xiangtian;

●	receive substantially all of the economic benefits of Xianning Xiangtian; and

●	have an exclusive option to purchase all or part of the equity interests in Xianning Xiangtian when and to the extent permitted by the laws of the PRC.

The New VIE Agreements include the following:

●	Framework Agreement on Business Cooperation, entered between Xiangtian Shenzhen and Xianning Xiangtian.

●	Agreement of Exclusive Management, Consulting and Training and Technical Service, entered between Xiangtian Shenzhen and Xianning Xiangtian,.

●	Exclusive Option Agreement, entered among Xiangtian HK, Xiangtian Shenzhen, Fei Wang, Zhou Jian and Xianning Xiangtian,

●	Equity Pledge Agreement, entered among Xiangtian Shenzhen, Fei Wang, Zhou Jian, and Xianning Xiangtian,.

●	Know-How Sub-License Agreement, entered between Xiangtian Shenzhen and Xianning Xiangtian, pursuant to which Xiangtian Shenzhen; and

●	Powers of Attorney of the Xianning Xiangtian stockholders.

●	Spousal Consent Letters of each of the spouses of the Xianning Xiangtian Shareholders

As a result of the New VIE Agreements, we have become the primary beneficiary of Xianning Xiangtian, and it treats Xianning Xiangtian as its variable interest entity under U.S. GAAP. We will continue to consolidate the financial results of Xianning Xiangtian in our unaudited condensed consolidated financial statements in accordance with U.S. GAAP. The above reorganization has no effect on the Company’s unaudited condensed consolidated financial statements for the current period and thereafter.

Key Factors that Affect Operating Results

Our ability to build our brand and expand our sales distribution channel

We market our products through third-party distributors in China and through employees for direct sales. The distributors sell our products and receive commissions based on the value of the contracts. We utilize three classes of distributors based on the size of their territory – province, city and town. The distributors target factories and power plants, as well as local governments which may encourage local industry to utilize alternative energy sources, for our power generation products. The distributors also target wine retailers, supermarkets for our wine products and target gas stations and automobile repair shops for our synthetic fuel products. Our revenue growth will be affected by our ability to effectively execute our marketing strategies to build our brand and to expand our sales distribution channel through other sources other than through our distributors.

PRC economy

Although the PRC economy has grown in recent years, the pace of growth has slowed, and growth rates may continue to decline. According to the PRC National Bureau of Statistics of China, the annual rate of growth in the PRC declined from 7.6% in 2014, to 7.0% in 2015, 6.8% in 2016, 6.9% in 2017, 6.8% in 2018 and 6.3% in 2019. A further slowdown in overall economic growth, an economic downturn, a recession or other adverse economic development in the PRC may materially reduce the purchasing power of Chinese consumers and thus lead to a decrease in the demand for our products. Such a decrease in demand may have a materially adverse effect on our business.

Seasonality

Our financial results for quarters ended January 31 and April 30 in each year might fluctuate, depending upon the date of the Chinese New Year in the period of which it will fall into as the Chinese New Year normally would fall in between January and February. Immediately before the Chinese New Year, our operating results and revenues tend to be higher as our customers might push us to deliver our products before the Chinese New Year holiday and our operating results and revenues tend to be lower during the month after the Chinese New Year.

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

In addition, we are subject to a variety of licenses and permits, laws and regulations in the People’s Republic of China related  to our operations.

●	Safety Production License, according to Regulation on Work Safety Permits (2014), the state applies a work safety licensing system to enterprises engaged in mining, construction, and the production of dangerous chemicals, fireworks and crackers, and civil explosives.

●	Hazardous Chemicals Business License, according to Measures for the Administration of Dangerous Chemicals Business License (2012), the state implements a licensing system for the operation of hazardous chemicals. Enterprises which operate dangerous chemical shall obtain a hazardous chemicals business license. It is prohibited to operate hazardous chemicals without obtaining such business license.

●	Industrial Product Production License, according to Regulation of the People’s Republic of China on the Production License of Industrial Products (2005), the State implements a production license system for enterprises that produce the industrial products that affect production safety and public safety such as hazardous chemicals. It is prohibited to produce such products listed without obtaining such license.

●	Good Manufacturing Practice (“GMP”) Certificate. A pharmaceutical manufacturer must meet the Good Manufacturing Practice standards for each of its production facilities in China in respect of each form of pharmaceutical product it produces. GMP standards include staff qualifications, production premises and facilities, equipment, raw materials, environmental hygiene, production management, quality control and customer complaint administration. If a manufacturer meets the GMP standards, the CFDA will issue to the manufacturer a GMP certificate with a five-year validity period.

●	Secrecy Qualification, according to Circular 8 issued by the National Defense Science and Technology Bureau of PRC, entities engaged in the research and production of classified weapons and equipment are required to implement a confidentiality qualification examination and certification system and obtain the corresponding Secrecy Qualification.

●	Pursuant to the Product Quality Law of China promulgated by the National People’s Congress Standing Committee in 1993 and amended in 2018, a seller must establish and practice a check-for-acceptance system for replenishment of such seller’s inventory, and examine the quality certificates and other marks and must also adopt measures to keep the products for sale in good quality. Pursuant to the Product Quality Law of China, where a defective product causes physical injury to a person or damage to such person’s property, the victim may claim for damages against the manufacturer or the seller of the product. If the seller pays the damages and it is the manufacturer that should bear the liability, the seller has a right of recourse against the manufacturer. Similarly, if the manufacturer pays damages and it is the seller that should bear the liability, the manufacturer has a right of recourse against the seller. Violations of the Product Quality Law of China could result in various penalties, including the imposition of fines, suspension of business operations, revocation of business licenses and criminal liabilities.

●	Pursuant to the Tort Liability Law of China, which was promulgated by the National People’s Congress Standing Committee on December 30, 2009 and became effective on July 1, 2010, producers are liable for damages caused by defects in their products and sellers are liable for damages attributable to their fault. If the defects are caused by the fault of third parties such as the transporter or storekeeper, producers and sellers have the right to claim for compensation from these third parties after paying the damages. The producers and sellers are obligated to take remedial measures such as issuing warnings or recalling the products in a timely manner if defects are found in products that are in circulation. If a party knowingly manufactured and sold defective products that cause death or severe personal injuries, the injured person has the right to claim punitive damages.

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statement of the Company for the three months ended October 31, 2019 and 2018 and related notes thereto.

The Three Months Ended October 31, 2019 Compared to the Three Months Ended October 31, 2018

	For the Three Months Ended October 31, 2019	For the Three Months Ended October 31, 2018	Change	Change (%)

Revenue	$3,166,836	$19,988,438	$(16,821,602)	(84.2)%
Cost of revenue	3,773,780	15,792,923	(12,019,143)	(76.1)%
Gross (loss) profit	(606,944)	4,195,515	(4,802,459)	(114.5)%
Operating expenses	3,315,955	1,653,884	1,662,071	100.5%
(Loss) income from operations	(3,922,899)	2,541,631	(6,464,530)	(254.3)%
Other income (expenses), net	15,619	(437,278)	452,897	103.6%
(Loss) income before income taxes	(3,907,280)	2,104,353	(6,011,633)	(285.7)%
Income tax expense	(46,196)	(526,144)	479,948	91.2%
(Loss) income from continuing operations	(3,953,476)	1,578,209	(5,531,685)	(350.5)%
Net loss from discontinued operations, net of applicable income taxes	(174,762)	-	(174,762)	(100.0)%
Net (loss) income	(4,128,238)	1,578,209	(5,706,447)	(361.6)%
Less: Net income (loss) attributable to non-controlling interest from continuing operations	(243,029)	202,442	(445,471)	(220.0)%
Less: Net loss attributable to non-controlling interests from discontinued operations	(17,476)	-	17,476	100.0%
Net (loss) income attributable to common stockholders	$(3,867,733)	$1,375,767	$(5,243,500)	(381.1)%
Net (loss) income per share attributable to common stockholders
Basic and diluted earnings per share – Continuing operations	$(0.01)	$0.00	$(0.01)	(100.0)%
Basic and diluted earnings per share – Discontinued operations	$(0.00)	$0.00	$(0.00)	-%

Continuing Operations

Revenue

Our revenue was derived from the sales of PV panels and others, heat pump products, high-grade synthetic fuel products, hydraulic parts and electronic components for the three months ended October 31, 2019.

Total revenues decreased by $16,821,602 or 84.2%, to $3,166,836 for the three months ended October 31, 2019 as compared to $19,988,438 for the same period in 2018. The overall decrease was primarily attributable to the decrease of revenue generated from sales of PV panels and other products, air compression equipment and other components, heat pumps, and high-grade synthetic fuel products. See the table below for a detailed analysis of the decrease in our revenue.

Our revenue from our revenue categories is summarized as follows:

	For the Three Months Ended October 31, 2019	For the Three Months Ended October 31, 2018	Change	Change (%)

Revenue
Installation of power generation systems	$-	$389,332	$(389,332)	(100.0)%
PV panels and others	1,704,797	9,101,844	(7,397,047)	(81.3)%
Air compression equipment and other components	-	1,001,211	(1,001,211)	(100.0)%
Heat pumps	57,986	4,243,564	(4,185,578)	(98.6)%
High-grade synthetic fuel	39,976	4,096,752	(4,056,776)	(99.0)%
Hydraulic parts and electronic components	1,364,077	1,155,735	208,342	18.0%
Total revenue	$3,166,836	$19,988,438	$(16,821,602)	(84.2)%

Installation of power generation systems revenue decreased by $389,332 or 100.0% from $389,332 for the three months ended October 31, 2018 to $0 for the same period in 2019 because we did not have any new installation projects performed during the three months ended October 31, 2019 as we have not been focusing on our power generation systems business. We are no longer focusing on the installation of power generation systems but to sell the PV panels separately. As a result, we do not except our installation of power generation systems will be generating any significant revenues.

Sales of PV panels and others decreased by $7,397,047 or 81.3% from $9,101,844 for the three months ended October 31, 2018 to $1,704,797 for the same period in 2019. The decrease in sales of PV panels and others was primarily due to significant decrease in sales from Xiangtian Zhongdian. We are currently operating under certain disagreements with our non-controlling shareholder in Xiangtian Zhongdian, which lead to Xiangtian Zhongdian to put the PV panels sales orders on hold. As a result, our sales of PV panels decreased during the three months ended October 31, 2019 as compared to the same period in 2018. Currently, our disagreements with the non-controlling shareholder in Xiangtian Zhongdian still has not been resolved. Management is seeking alternative plan by moving this business from Xiangtain Zhongdian to Xianning Xiangtian, our headquarters, which we can generated 100% profit from the sales of PV panels business over 70% of profit in Xiangtian Zhongdian as we will be sharing 30% profit to the non-controlling shareholder in Xiangtian Zhongdian if our PV panels business remained in Xingtian Zhongdian. However, our sales from PV panels is expected to decrease as compared to the prior period due to the non-controlling shareholder in Xiangtian Zhongdian having retained the marketing team in Xiangtian Zhongdian. We will start developing our own PV panels market with our internal sources and retaining our own marketing sources before setting up the joint venture Xiangtian Zhongdian.

Sales of air compression equipment and other components decrease by $1,001,211 or 100.0% and the sales of heat pumps decreased by $4,185,578 or 98.6% for the three months ended October 31, 2019 as compared to the same period in 2018. The decrease was attributable to significant decrease in sales orders as we lost some large air compression equipment and heat pump customers during the three months ended October 31, 2019 as compared to the same period in 2018 which resulted in lesser sales orders in the current period. Our sales from air compression equipment and heat pumps are expected to be decreased as compared to the prior period going forward as we recently did not put a lot of research and development activities to keep up with the latest technology of the air compression and heat pumps products. As a result, our competitors will, in all likelihood gain a greater market share in this industry which will lead to a decrease in future sales.

Sales of high-grade synthetic fuel decreased by $4,056,776 or 99.0% for the three months ended October 31, 2019 as compared to the same period in 2018 mainly due to significant decrease in sales from Jingshan Sanhe. Jingshan Sanhe has expanded its production facilities for the anticipation of the sales orders that we have received of our high-grade synthetic fuel products. During the three months ended October 31, 2019, we were pending final completion and inspection approval of our production facilities expansion in January 2020, which prevented Jingshan Sanhe’s ability to manufacture our high-grade synthetic fuel products during the period. As a result, we took longer time to complete and test our production facilities in order for us to produce a high quality of our products. Our sales of high-grade synthetic fuel is expected to resume back to the normal level upon resuming our production which we anticipate will be in February 2020.

Sales of hydraulic parts and electronic components increased by $208,342 or 18.0% for the three months ended October 31, 2019 as compared to the same period in 2018 due to few large specialty governmental contracts with higher selling price. We are expecting our hydraulic parts and electronic components business will continue to grow gradually as we believe demand of our products from the Chinese military stable.

Cost of Revenue

Total cost of revenue decreased by $12,019,143, or 76.1%, to $3,773,780 for the three months ended October 31, 2019 as compared to $15,792,923 for the same period in 2018. The decrease in cost of revenue is in line with the decrease in revenue.

Our cost of revenue from our revenue categories is summarized as follows:

	For the Three Months Ended October 31, 2019	For the Three Months Ended October 31, 2018	Change	Change (%)

Cost of revenue
Installation of power generation systems	$-	$357,570	$(357,570)	(100.0)%
PV panels and others	2,150,158	8,193,596	(6,043,438)	(73.8)%
Air compression equipment and other components	-	719,026	(719,026)	(100.0)%
Heat pumps	1,008,232	3,387,445	(2,379,213)	(70.2)%
High-grade synthetic fuel	35,470	2,518,046	(2,482,576)	(98.6)%
Hydraulic parts and electronic components	579,920	617,240	(37,320)	(6.0)%
Total cost of revenue	$3,773,780	$15,792,923	$(12,019,143)	(76.1)%

Gross Profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Three Months Ended October 31, 2019	For the Three Months Ended October 31, 2018	Change	Change (%)

Installation of power generation systems
Gross profit margin	$-	$31,762	$(31,762)	(100.0)%
Gross profit percentage	-%	8.2%	(8.2)%

PV panels and others
Gross profit margin	$(445,361)	$908,248	$(1,353,609)	(149.0)%
Gross profit percentage	(26.1)%	10.0%	(36.1)%

Air compression equipment and other components
Gross profit margin	$-	$282,185	$(282,185)	(100.0)%
Gross profit percentage	-%	28.2%	(28.2)%

Heat pumps
Gross (loss) profit margin	$(950,246)	$856,119	$(1,806,365)	(211.0)%
Gross profit percentage	(1638.8)%	20.2%	(1659.0)%

High-grade synthetic fuel
Gross profit margin	$4,506	$1,578,706	$(1,574,200)	(99.7)%
Gross profit percentage	11.3%	38.5%	(27.2)%

Hydraulic parts and electronic components
Gross profit margin	$784,157	$538,495	$245,662	45.6%
Gross profit percentage	57.5%	46.6%	10.9%

Total
Gross (loss) profit margin	$(606,944)	$4,195,515	$(4,802,459)	(114.5)%
Gross profit percentage	(19.2)%	21.0%	(40.2)%

Our gross profit decreased by $4,802,459, or 114.5%, to a gross loss of $606,944 during the three months ended October 31, 2019 from gross profit of $4,195,515 for the same period in 2018. The decrease in gross profit was primarily due to the significant decrease in revenues from sales of PV panels and other products, heat pumps, and high-grade synthetic fuel products.

For the three months ended October 31, 2019 and 2018, our overall gross (loss) profit percentage was (19.2%) and 21.0%, respectively. The decrease of 40.2% was primarily due to the increase in cost of revenue as we provided allowance for aging inventories.

Gross profit percentage for our installation of power generation systems revenue was 8.2% for the three months ended October 31, 2018. We did not have any installation project performed during the three months ended October 31, 2019.

Gross profit percentage for PV panels and others revenue was (26.1%) and 10.0% for the three months ended October 31, 2019 and 2018, respectively. The decrease of gross profit percentage was due to the increase in cost of revenue as we provided allowance for aging inventories due to slow moving of our inventories and lack of sales as discussed above.

Gross profit percentage for air compression equipment and other components revenue was 28.2% for the three months ended October 31, 2018. We did not sell any air compression equipment and other components during the three months ended October 31, 2019.

Gross profit percentage for heat pumps revenue was (1,638.8%) and 20.2% for the three months ended October 31, 2019 and 2018, respectively. The significant decrease is mainly due to the increase in cost of revenue as we provided allowance for aging inventories.

Gross profit percentage for high-grade synthetic fuel revenue was 11.3% and 38.5% for the three months ended October 31, 2019 and 2018, respectively. The decrease in gross profit percentage was primarily due to higher cost in manufacturing our newly developed engine cleaner, Xiangtian No. 5, during the testing phase although the unit selling price for our Xiangtian No. 5 for the three months ended October 31, 2019 are higher than our Green Energy No. 1 that were sold during the same period in 2018.

Gross profit percentage for hydraulic parts and electronic components revenue was 57.5% and 46.6% for the three months ended October 31, 2019 and 2018, respectively. The increase in gross profit percentage was due to our few large specialty governmental contracts with higher selling price, which increased our gross profit percentage.

Operating Expenses

Total operating expenses increased by $1,662,071 or 100.5% from $1,653,884 during the three months ended October 31, 2018 to $3,315,955 during the same period in 2019. The increase in operating expenses was mainly attributable to (i) the increase in selling expenses of $110,230, (ii) the increase in general and administrative expenses of $172,747, and (iii) the increase in provision for doubtful accounts of $1,285,018 as we have more aged receivables.

The increase in selling expenses of approximately $110,000 was mainly attributable to the increase in marketing expenses of approximately $202,000 to our sales representatives as we have been trying to expand our sales channels to promote our products.

The increase in general and administrative expenses of approximately $173,000 was mainly attributable to (i) the increase in salaries, social insurance expenses, and benefits expenses of approximately $249,000 mainly due to the allocation of the production line personnel salary and their related social insurance and benefit into general and administrative expense as we have limited or no production in Xiangtian Zhongdian and Jingshan Sanhe, and (ii) the increase in rent and property management expenses of approximately $245,000 as we leased more factories, equipment, and office space to expand our business. This increase was offset by approximately $226,000 decrease in professional fees including legal fees, audit fees and consulting fees, as we incurred significant professional fees in relation to the acquisition of Hubei Jinli during the three months ended October 31, 2018 and we did not incur such professional fees in the same period in 2019. The increase was also offset by approximately $95,000 decrease in other general and administrative expenses including travel, meals and entertainment and other service expenses as we had limited operations in Xingtian Zhongdian due to our disagreements with the non-controlling shareholder in Xiangtian Zhongdian. The decrease in other general and administrative expenses was also due to the limited operations in Jingshan Sanhe as we were pending final completion and inspection approval of our production facilities expansion, which occurred in January 2020, while we were only performing testing activities during the three months ended October 31, 2018.

The increase of R&D expenses of approximately $94,000 was mainly due to our research and development costs incurred on improving our hydraulic parts and electronic components products as well as researching and developing new high-grade synthetic fuel products.

Other (Expenses) Income, Net

Total other income increased by $452,897 or 103.6% from total other expenses of $437,278 during the three months ended October 31, 2018 to total other income of $15,619 during the same period in 2019. The increase in total other income was mainly attributable to the decrease in interest expense as we paid off the third party loans that we obtained in 2018.

Income Tax Expense

Our current income tax expense was $46,196 and $526,144 for the three months ended October 31, 2019 and 2018, respectively. Our income tax expense was incurred by our profitable VIEs and controlled entities in both periods and we have provided 100% allowance on net operating losses for our VIEs and controlled entities which incurred losses.

(Loss) Income from Continuing Operations

Our net loss from continuing operations increased by $5,531,685, or 350.5%, to net loss of $3,953,476 for the three months ended October 31, 2019, from a net income of $1,578,209 for the same period in 2018. Such change was the result of the combination of the changes discussed above.

Discontinued Operations

Net Loss from Discontinued Operations

Our net loss from discontinued operations increased by $174,762, or 100.0%, to net loss of $174,762 for the three months ended October 31, 2019, from a net loss of $0 for the three months ended October 31, 2018. The increase in loss from discontinued operations was predominantly due to the expenses generated by Herbal Wine Co. and Wine Co. which considered as discontinued operations since the board discussed a plan to pursue the potential sale of all its ownership interest in Herbal Wine Co. and Wine Co. in order to shift its business focus on its energy related business. See Note 4 – Discontinued operations. Herbal Wine Co. and Wine Co. were acquired during the second quarter of 2019. On January 6, 2020, we entered into an equity transfer agreement with Kairui Tong and Hao Huang (the "Buyers"), which we agreed to sell its 90% ownership in Wine Co. and Herbal Wine Co. to the Buyers for approximately $9.6 million (RMB 67.5 million), of which, 54% ownership are sold to Kairui Tong, the legal representative and general manager of Wine Co. and Herbal Wine Co, and 36% ownership are sold to Hao Huang, an unrelated third party. As of the date of this report, we received approximately $5.7 million (RMB 40.0 million) of the transaction.

Net (Loss) Income

Our net loss increased by $5,706,447, or 361.6%, to net loss of $4,128,238 for the three months ended October 31, 2019 from a net income of $1,578,209 for the three months ended October 31, 2018. Such change was the result of the combination of the changes discussed above.

Liquidity and Capital Resources

Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Debt financing from related parties has been utilized to finance the working capital requirements of the Company and acquisitions of businesses. As of October 31, 2019, the Company’s working deficit was approximately $8.3 million and the Company had cash of approximately $3.2 million. Excluding other payable to related parties and director of approximately $6.9 million, the Company’s working deficit was approximately $1.4 million. Although we believe that we can realize our current assets in the normal course of business, our ability to repay our current obligations will depend on the future realization of our current assets and the future operating revenues generated from our operations.

Our management has considered whether there is a going concern issue due to our recurring losses from operations. Management has determined there is substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to cease or curtail our operations. Management is trying to alleviate the going concern risk through the following sources:

●	we will continuously seek equity financing to support its working capital;

●	other available sources of financing from PRC banks and other financial institutions;

●	financial support and credit guarantee commitments from the Company’s related parties.

We also expect to raise additional capital through financing offerings with the proceeds to be used for 1) leasing additional production facilities for synthetic fuel and related products, 2) adding a new packaging line for our synthetic fuel and related products in Jingshan Sanhe, and 3) general corporate purpose.

 The Company is not currently seeking to raise additional capital and there is no guaranty that the Company will be able to raise any capital in the future.

The following summarizes the key components of our cash flows for the three months ended October 31, 2019 and 2018.

	For the Three Months Ended October 31,
	2019	2018
Net cash (used in) provided by operating activities from continuing operations	$(538,655)	$16,865,813
Net cash used in operating activities from discontinued operations	(243,265)	-
Net cash used in investing activities from continuing operations	(1,166,338)	(2,421,015)
Net cash used in investing activities from discontinued operations	(3,549)	-
Net cash provided by (used in) financing activities from continuing operations	550,374	(2,328,060)
Net cash used in financing activities from discontinued operations	(11,502)	-
Effect of exchange rate change on cash and restricted cash	(126,588)	(480,518)
Net change in cash and restricted cash	$(1,539,523)	$11,636,220

As of October 31, 2019 and July 31, 2019, we had a cash and restricted cash balance of $3,308,260 and $3,536,481, respectively, from continuing operations.

Operating Activities

Net cash used in operating activities from continuing operations was approximately $0.5 million for the three months ended October 31, 2019, which was mainly due to net loss from continuing operations of approximately $4.1 million, the increase in inventories of approximately $0.7 million, and the decrease in other payables and taxes payable of approximately $0.4 million. The net cash used in operating activities was partially offset by non-cash effects of depreciation and amortization expense of approximately $0.4 million, amortization of right-of-use assets of approximately $0.2 million, bad debt allowance of approximately $1.1 million, impairment of inventories of approximately $1.4 million, the decrease in advances to suppliers of approximately $0.8 million, the decrease in other receivables as we collected approximately $0.3 million, and the increase in accounts payable of approximately $0.4 million.

Net cash provided by operating activities for the three months ended October 31, 2018 was mainly due to net income of approximately $1.6 million, the decrease in notes receivable as we collected bank notes of approximately $0.8 million, the decrease in accounts receivable as we collected approximately $2.4 million, and the increase of advance from customers of approximately $17.3 million as we have received significant sales orders for our high-grade synthetic fuel products which require customer deposits. The net cash provided by operating activities was offset by the increase in advance to suppliers of approximately $3.7 million as we prepaid for more purchase in the anticipation of sales productions and the decrease in accounts payable as we paid off approximately $1.7 million to our vendors as the payments became due.

Investing Activities

Net cash used in investing activities from continuing operations was approximately $1.2 million for the three months ended October 31, 2019, which was mainly comprised of the partial investment payments of approximately $0.1 million that we made in relation to the acquisition of Hubei Jinli and the purchase of property and equipment of approximately $1.0 million for our business expansion.

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

Financing Activities

Net cash provided by financing activities from continuing operations was approximately $0.6 million for the three months ended October 31, 2019, which was due to borrowings from related parties of approximately $0.6 million.

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

Contractual Obligations

As of October 31, 2019, the future minimum payments under certain of our contractual obligations were as follows:

		Payments Due In
Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Operating leases liabilities	$2,388,708	$-	$2,387,007	$850	$851
Long-term debt obligations*	499,752	243,857	255,895	-	-
Due to related parties and third party	6,912,433	6,912,433	-	-	-
Total	$9,800,893	$7,156,290	$2,642,902	$850	$851

*	Represent future value of acquisition payments in relation to our acquisitions of Hubei Jinli and Tianjin Jiabaili.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. While our significant accounting policies are more fully described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report, we believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our unaudited condensed consolidated financial statements.

Use of Estimates and Assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include the estimated cost used to calculate the percentage of completion recognized in the Company’s revenues, the useful lives of property, plant and equipment, impairment of long-lived assets, right-of-use assets, lease classification and liabilities, allowance for accounts receivable doubtful accounts, allowance for other accounts receivable doubtful accounts, allowance for inventory obsolescence reserve, allowance for deferred tax assets, fair value of the assets and the liabilities of the entities acquired through its business combination, valuation of warranty reserves, and the accrual of potential liabilities. Actual results could differ from these estimates.

Leases

Effective August 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. We also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. We recognized approximately $2.6 million right of use (“ROU”) assets and approximately $2.3 million lease liabilities based on the present value of the future minimum rental payments of leases, using incremental borrowing rate of 4.75% and 4.90% based on duration of lease terms. The weighted average remaining lease term is 3.15 years.

Operating lease ROU assets and lease liabilities are recognized at the adoption date of August 1, 2019 or the commencement date, whichever is earlier, based on the present value of lease payments over the lease term. Since the implicit rate for our leases is not readily determinable, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that we would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

Lease terms used to calculate the present value of lease payments generally do not include any options to extend, renew, or terminate the lease, as we do not have reasonable certainty at lease inception that these options will be exercised. We generally consider the economic life of its operating lease ROU assets to be comparable to the useful life of similar owned assets. We have elected the short-term lease exception, therefore operating lease ROU assets and liabilities do not include leases with a lease term of twelve months or less. Our leases generally do not provide a residual guarantee. The operating lease ROU asset also excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term.

We review the impairment of its ROU assets consistent with the approach applied for our other long-lived assets. We review the recoverability of our long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. We have elected to include the carrying amount of operating lease liabilities in any tested asset group and include the associated operating lease payments in the undiscounted future pre-tax cash flows.

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

Sale and installation of power generation systems

Sales of power generation systems in conjunction with system installation are generally recognized based on our efforts or inputs to the satisfaction of a performance obligation using an input measure method, which essentially the same as the percentage of completion method prior to August 1, 2018 for its installation project. Therefore, take into account the costs, estimated earnings and revenue to date on contracts not yet completed. Revenue recognized is that percentage of the total contract price that costs expended to date bear to anticipated final total costs, based on current estimates of costs to complete. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor and supplies. Adjustments to the original estimates of the total contract revenue, total contract costs, or the extent of progress toward completion are often required as work progresses. Such changes and refinements in estimation are reflected in reported results of operations as they occur; if material, the effects of changes in estimates are disclosed in the notes to the unaudited condensed consolidated financial statements.

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

The installation revenues and sales of equipment and system component are combined and considered as one performance obligation. The promises to transfer the equipment and system component and installation are not separately identifiable, which is evidencing by the fact that we provide a significant service of integrating the goods and services into a power generation system for which the customer has contracted. We currently do not have any modification of contract and the contract currently does not have any variable consideration.

Sales of products

We continue to derive our revenues from sales contracts with our customers with revenues being recognized upon delivery of products. Persuasive evidence of an arrangement is demonstrated via sales contract and invoice; and the sales price to the customer is fixed upon acceptance of the sales contract and there is no separate sales rebate, discount, or other incentive. Such revenues are recognized at a point in time after all performance obligations are satisfied and based on when control of goods transfer to a customer, which is generally similar to when its delivery has occurred prior to August 1, 2018.

Gross versus Net Revenue Reporting

In the normal course of the Company’s business, the Company orders products directly from its suppliers and drop ships the products directly to its customers. In these situations, the Company generally collects the sales proceeds directly from its customers and pays for the inventory purchases to its suppliers separately. The determination of whether revenues should be reported on a gross or net basis is based on the Company’s assessment of whether it is the principal or an agent in the transaction. In determining whether the Company is the principal or an agent, the Company follows the accounting guidance for principal-agent considerations. Because the Company is not the primary obligor and is not responsible for (i) fulfilling the resale products delivery, (ii) establishing the selling prices for delivery of the resale products, (iii) performing all billing and collection activities including retaining credit risk and (iv) baring the back-end risk of inventory loss with respect to any product return from its customer, the Company has concluded that it is the agent in these arrangements, and therefore reports revenues and cost of revenues on a net basis.

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

Liquidity Risk

We are also exposed to liquidity risk which is the risk that it is unable to provide sufficient capital resources and liquidity to meet our commitments and business needs. Liquidity risk is controlled by the application of financial position analysis and monitoring procedures. When necessary, we will turn to other financial institutions and related parties to obtain short-term funding to avoid the liquidity shortage.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2019.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures and concluded that our disclosure controls and procedures as of October 31, 2019 were not effective.

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

(iii)

We have engaged Ernest & Young (China) Advisory Limited to assist us with our compliance under Section 404 of the Sarbanes-Oxley Act of 2002. From January 2019 to October 2019, they worked with us to help us establish and maintain an effective control environment, enhance our process and internal control related to sales, account receivables and inventory and establish comprehensive accounting policies and procedures.

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

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in the Company’s internal control over financial reporting during the three months period ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Sanhe Xiangtian is involved in a litigation with Shandong Taidai Photovoltaic Technology Co., Ltd. (“Shandong Taidai”) for contractual dispute. Sanhe Xiangtian filed a complaint on January 24, 2018 with the Sanhe People’s Court and claimed damages of RMB 1,000,000 (approximately $149,245) caused by Shandong Taidai as it provided the unqualified construction project. On June 5, 2019, the court ruled that Shandong Taidai is required to pay for the damages of Sanhe Xiangtian in the amount RMB 15,826,000 (approximately $2.3 million) and other associated fees of RMB 23,000 (approximately $3,000). As of the date of this report, the Company has not received any appeal notice from Shandong Taidai. The Company does not believe the litigation will have significant impact on its consolidated financial statements as the Company will record the gain contingent upon receiving the settlement payments.

Shandong Taidai filed a lawsuit against Sanhe Xiangtian with Dongying City Intermediate People’s Court of Shandong Province on November 29, 2018 regarding the same project and claimed unpaid work of RMB 4,089,150 (approximately $610,284) and liquidated damages of RMB 2,025,139 (approximately $302,242). On December 19, 2018, Sanhe Xiangtian submitted an application objecting to the jurisdiction of Dongying City Intermediate People’s Court of but the application was rejected. On December 23, 2019, the Dongying City Intermediate People’s Court ruled in the favor of Shandong Taida of RMB 4,089,150 (approximately $610,284) and liquidated damages and legal fees of RMB 848,655 (approximately $126,657). On January 23, 2019, Sanhe Xiangtian appealed the ruling in the jurisdiction of Dongying City Intermediate People’s Court. Currently, the case is under review by the Dongying City Intermediate People’s Court. The Company does not believe the litigation will have a material impact on its current operations and financial statements as the accounts payable amount has been properly accrued.

On March 19, 2019, Wen He Han and Gui Fen Wang, former shareholders of Tianjin Jiabaili (collectively known as the “Plaintiffs”), filed a lawsuit against Xianning Xiangtian in People’s Court of Jizhou District, Tianjin City for a dispute over the equity transfer of Tianjin Jiabaili between Plaintiffs and Xianning Xiangtian. Wen He Han and Gui Fen Wang claimed a damage amounted to RMB 2,000,000 (approximately $0.3 million) for breach of contract and demanded immediate payment on the unpaid equity transfer balance of RMB 1,720,000 (approximately $0.3 million). A hearing was held for April 23, 2019 and the court ruled in favor of the Plaintiffs to freeze Xianning Xiangtian’s assets worth of RMB 3,720,000 (approximately $0.6 million) before a judgement is rendered. As of the date of this report, the freeze order has been executed. Management currently cannot estimate the outcome of the litigation.

On April 15, 2019, Xianning Xiangtian filed a lawsuit against Wen He Han and Gui Fen Wang, former shareholders of Tianjin Jiabaili, for the same dispute over equity transfer between Tianjin Jiabaili and Xianning Xiantian on April 15, 2019 with People’s Court of Jizhou District, Tianjin City. Xianning Xiangtian claimed damage amounted to RMB 2,000,000 (approximately $0.3 million) and demanded immediate refund of RMB 5,080,000 (approximately $0.8 million) plus six percent (6)% annual interest starting from April 15, 2019 due to misrepresentation of the production facility of Tianjin Jiabaili from the former shareholders of Tianjin Jiabiali. A hearing was held June 11, 2019 and the court approved the Company’s request to freeze Wenhan Han and Guifen Wang’s personal assets worth of RMB 7,080,000 (approximately $1.0 million). On October 8, 2019, the court issued (2019) Jin 0119 Min Chu No. 5859 Civil Judgment and dismissed the Xianning Xiangtian's claims. Xianning Xiangtian filed an appeal and the court has accepted it. Management currently cannot estimate the outcome of the litigation.

Regarding the labor dispute lawsuit between Qiao Lijuan and Tianjin JiaBaiLi Petroleum Products Co., Ltd. (Hereinafter referred to as “JiaBaiLi”), on July 23, 2019, Qiao Lijuan sued JiaBaiLi (Defendant A) and the 1st Sales Company of JiaBaiLi (Defendant B) before Jizhou Court claiming Defendant B to pay RMB 7,000 (approximately $1,000) for salary, Defendant A to bear the joint and several liability and both Defendant A and B to bear the litigation fees. On October 23, 2019, Jizhou Court reached a verdict that Defendant A shall pay Qiao Lijuan salary amounted to RMB 11,000 (approximately $1,600). The Company does not believe the litigation will have a material impact on its current operations and financial statements.

Regarding the negotiable instruments dispute of Kelin Environmental Protection Equipment, Inc. (Hereinafter referred to as “Kelin”), as Kelin had not paid the draft due and expired, it was pursued by the holders. Xiangtian Zhongdian, as the one of the endorsers, are involved in 14 lawsuits currently and the amount is RMB 4.0 million (approximately $0.6 million). Xiangtian Zhongdian may be jointly and severally liable in the above cases, but it may recourse to the former endorsers after compensation.

On June 10, 2019, Xianning Xiangtian received an inquiry from Shimen County Market Supervision Bureau (the "Bureau") with respect to a formal investigation it initiated against Xianning Xiangtian on May 10, 2019.  The Bureau stated it is investigating that Xianning Xiangtian was selling its shares to the public in anticipation of a Nasdaq listing in the near future as part of a multi-level marketing scheme.  On June 14, 2019, Xianning Xiangtian issued a Letter of Statement in response to the inquiry and stated Xianning Xiangtian never issued any shares to the unspecified public since its incorporation and that all of the Company's shares are registered with the Company’s Transfer Agent. Following Xianning Xiangtian’s delivery of its Letter of Statement, it has not received any further inquiries from the Bureau. The Company believes that these allegations are false and without merit, and intends to vigorously defend against it.

Item 1A. Risk Factors.

Please refer to our note on forward-looking statements on page 2 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our 2019 Annual Report. The risks described in such 2019 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XT Energy Group, Inc.

Dated: January 30, 2020	By:	/s/ Zhou Deng Hua
Name: Zhou Deng Hua
Title: Chief Executive Officer (Principal Executive Officer)

Dated: January 30, 2020	By:	/s/ Yanhong Xue
Name: Yanhong Xue
Title: Chief Financial Officer (Principal Financial and Accounting Officer)