Form 10-Q
period 2020-01-31
XT Energy Group, Inc.
filed 2020-06-01
CIK 1472468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  January 31, 2020

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

+ (86715) 8719899

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

As of May 26, 2020, there were 531,042,000 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.

A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made in this report. Forward-looking statements are often identified by words like: “believe,” “could,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” contained in our annual report on Form 10-K filed with the Securities and Exchange Commission on January 30, 2020, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

XT Energy Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(Stated in U.S. Dollars)

	January 31, 2020	July 31, 2019
ASSETS
Current assets
Cash	$2,903,098	$3,459,783
Restricted cash	-	76,698
Short-term investment	-	435,787
Notes receivable	1,238,104	2,064,405
Accounts receivable, net	1,634,445	3,928,854
Inventories, net	6,149,341	6,839,579
Advances to suppliers	2,114,122	4,723,258
Prepaid expenses	1,306,057	1,551,203
Other receivables, net	211,886	509,426
Other receivables from sale of discontinued operations	9,800,221	-
Other receivables - related parties	668,660	6,537
Current assets of discontinued operations	-	4,441,772
Total current assets	26,025,934	28,037,302

Other assets
Property, plant and equipment, net	11,807,176	15,061,856
Right-of-use assets	2,266,981	-
Intangible assets, net	6,874,904	7,789,979
Prepaid expenses - non-current	200,911	192,327
Goodwill	3,756,236	3,758,145
Other assets of discontinued operations	-	9,537,179
Total other assets	24,906,208	36,339,486

Total assets	$50,932,142	$64,376,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,484,598	$3,164,927
Accounts payable - related party	-	9,554
Advance from customers	14,553,791	15,599,402
Other payables and accrued liabilities	2,493,936	2,117,660
Other payables - related parties and director	7,511,270	6,375,385
Lease liabilities - current	820,928	-
Income taxes payable	853,755	858,662
Current maturities of investment payable	136,245	136,314
Current maturities of investment payable - related parties	113,479	204,648
Current liabilities of discontinued operations	-	1,499,012
Total current liabilities	29,968,002	29,965,564

Other liabilities
Investment payable - related parties	-	279,764
Lease liabilities - noncurrent	866,382	-
Total other liabilities	866,382	279,764

Total liabilities	30,834,384	30,245,328

Commitments and contingencies

Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 531,042,000 shares issued and outstanding as of January 31, 2020 and July 31, 2019	531,042	531,042
Additional paid-in capital	40,680,195	40,680,195
Subscription receivable	(250,000)	(250,000)
Statutory reserves	572,642	572,642
Accumulated deficit	(19,660,546)	(8,292,847)
Accumulated other comprehensive loss	(1,654,227)	(1,425,617)
Total XT Energy Group, Inc. common stockholders’ equity	20,219,106	31,815,415

Noncontrolling interests	(121,348)	2,316,045

Total equity	20,097,758	34,131,460

Total liabilities and equity	$50,932,142	$64,376,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XT Energy Group, Inc. and Subsidiaries

 Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Stated in U.S. Dollars)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2020	2019	2020	2019

Revenue-products	$2,971,667	$21,412,050	$6,138,503	$41,011,006
Revenue-installation of power systems	-	-	-	389,482
Total revenue	2,971,667	21,412,050	6,138,503	41,400,488

Cost of sales-products	2,245,313	16,035,930	6,019,093	31,471,145
Cost of sales-installation of power systems	-	-	-	357,708
Total cost of sales	2,245,313	16,035,930	6,019,093	31,828,853

Gross profit	726,354	5,376,120	119,410	9,571,635

Operating expenses:
Selling expenses	654,866	690,044	878,158	803,106
General and administrative expenses	2,395,601	1,863,457	4,271,010	3,566,119
Research and development expenses	421,738	76,126	518,861	79,173
(Recovery) provision for doubtful accounts	(432,235)	60,959	687,896	(103,928)
Change in estimated contingent liabilities	-	155,744	-	155,744
Impairment of advances to suppliers	538,809	-	538,809	-
Impairment loss of long-lives assets	4,999,504	-	4,999,504	-
Total operating expenses	8,578,283	2,846,330	11,894,238	4,500,214

(Loss) income from operations	(7,851,929)	2,529,790	(11,774,828)	5,071,421

Other income (expenses)
Other income (expenses), net	(100,348)	99,355	(81,078)	130,110
Interest income	10,892	15,540	13,194	24,735
Interest expense	(29,900)	(226,353)	(35,853)	(703,581)
Total other expenses, net	(119,356)	(111,458)	(103,737)	(548,736)

(Loss) income before income taxes	(7,971,285)	2,418,332	(11,878,565)	4,522,685

Income tax benefit (expense)	262,678	(959,092)	216,482	(1,485,236)

(Loss) income from continuing operations	(7,708,607)	1,459,240	(11,662,083)	3,037,449

Discontinued operations:
(Loss) income from discontinued operations, net of applicable income taxes	(343,713)	270,804	(518,475)	270,804
Loss on sale of discontinued operations, net of applicable income taxes	(454,067)	-	(454,067)	-
(Loss) income from discontinued operations, net of applicable income taxes	(797,780)	270,804	(972,542)	270,804

Net (loss) income	(8,506,387)	1,730,044	(12,634,625)	3,308,253

Less: Net (loss) income attributable to noncontrolling interests from continuing operations	(972,049)	85,464	(1,215,078)	287,906
Less: Net (loss) income attributable to noncontrolling interests from discontinued operations	(34,372)	27,081	(51,848)	27,081

Net (loss) income attributable to XT Energy Group, Inc.	$(7,499,966)	$1,617,499	$(11,367,699)	$2,993,266

Net (loss) income	$(8,506,387)	$1,730,044	$(12,634,625)	$3,308,253

Foreign currency translation adjustment	699,170	1,046,405	(249,169)	665,419

Total comprehensive (loss) income	(7,807,217)	2,776,449	(12,883,794)	3,973,672

Less: Comprehensive (loss) income attributable to noncontrolling interests	(971,784)	195,287	(1,287,485)	375,444

Comprehensive (loss) income attributable to XT Energy Group, Inc.	$(6,835,433)	$2,581,162	$(11,596,309)	$3,598,228

(Loss) earnings per common share - basic and diluted
Continuing operations	$(0.01)	$0.00	$(0.02)	$0.00
Discontinued operations	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	531,042,000	591,042,000	531,042,000	591,042,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XT Energy Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Stated in U.S. Dollars)

									Accumulated
					Additional		Accumulated deficit		other
	Preferred stock		Common stock		paid-in	Subscription	Statutory		comprehensive	Noncontrolling
	Shares	Par Value	Shares	Par value	capital	receivable	reserves	Unrestricted	loss	interests	Total
BALANCE, August 1, 2018	-	$-	591,042,000	$591,042	$9,860,068	$(310,000)	$108,487	$(6,743,399)	$(932,061)	$882,925	$3,457,062
Contribution by shareholder	-	-	-	-	14,533,003	-	-	-	-	-	14,533,003
Statutory reserves	-	-	-	-	-	-	149,543	(149,543)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(358,701)	(22,285)	(380,986)
Net income attributable to XT Energy Group, Inc.	-	-	-	-	-	-	-	1,375,767	-	-	1,375,767
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	202,442	202,442
BALANCE, October 31, 2018	-	-	591,042,000	591,042	24,393,071	(310,000)	258,030	(5,517,175)	(1,290,762)	1,063,082	19,187,288
Contribution by shareholder	-	-	-	-	932,033	-	-	-	-	-	932,033
Statutory reserves	-	-	-	-	-	-	223,281	(223,281)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	963,663	82,742	1,046,405
Net income attributable to XT Energy Group, Inc.	-	-	-	-	-	-	-	1,617,499	-	-	1,617,499
Noncontrolling interest from acquisition	-	-	-	-	-	-	-	-	-	862,193	862,193
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	112,545	112,545
BALANCE, January 31, 2019	-	$-	591,042,000	$591,042	$25,325,104	$(310,000)	$481,311	$(4,122,957)	$(327,099)	$2,120,562	$23,757,963

									Accumulated
					Additional		Accumulated deficit		other
	Preferred stock		Common stock		paid-in	Subscription	Statutory		comprehensive	Noncontrolling
	Shares	Par Value	Shares	Par value	capital	receivable	reserves	Unrestricted	loss	interests	Total
BALANCE, August 1, 2019	-	$-	531,042,000	$531,042	$40,680,195	$(250,000)	$572,642	$(8,292,847)	$(1,425,617)	$2,316,045	$34,131,460
Statutory reserves	-	-	-	-		-	20,413	(20,413)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(893,143)	(55,196)	(948,339)
Net loss attributable to XT Energy Group, Inc.	-	-	-	-	-	-	-	(3,867,733)	-	-	(3,867,733)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	(260,505)	(260,505)
BALANCE, October 31, 2019	-	-	531,042,000	531,042	40,680,195	(250,000)	593,055	(12,180,993)	(2,318,760)	2,000,344	29,054,883
Statutory reserves	-	-	-	-		-	(20,413)	20,413	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	664,533	34,637	699,170
Net loss attributable to XT Energy Group, Inc.	-	-	-	-	-	-	-	(7,499,966)	-	-	(7,499,966)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	(1,006,421)	(1,006,421)
Deconsolidation of discontinued operations	-	-	-	-	-	-	-	-	-	(1,149,908)	(1,149,908)
BALANCE, January 31, 2020	-	$-	531,042,000	$531,042	$40,680,195	$(250,000)	$572,642	$(19,660,546)	$(1,654,227)	$(121,348)	$20,097,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XT Energy Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(Stated in U.S. Dollars)

	For the Six Months Ended January 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(12,634,625)	$3,308,253
Net (loss) income from discontinued operations	(972,542)	270,804
Net (loss) income from continuing operations	(11,662,083)	3,037,449
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	584,523	501,307
Amortization expense	277,326	373,948
Amortization of operating lease right-of-use assets	528,521	-
Allowance for (recovery of) doubtful accounts	687,896	(103,928)
Impairment of inventories	1,666,439	-
Amortization of debt discount	35,853	249,175
Change in estimated contingent liabilities	-	155,744
Impairment of advances to suppliers	538,809	-
Impairment loss of long-lives assets	4,999,504	-
Changes in operating assets and liabilities
Notes receivable	809,445	1,007,956
Accounts receivable	1,560,606	(331,626)
Inventories	(1,000,148)	(1,350,604)
Advances to suppliers	2,017,997	(2,524,708)
Contract assets	-	2,860,384
Prepaid expenses	(331,835)	(569,228)
Other receivables	290,319	3,934
Accounts payable	315,123	(1,753,169)
Accounts payable - related party	(9,367)	-
Advance from customers	(1,017,809)	12,370,392
Operating lease liabilities	(534,093)	-
Other payables and accrued liabilities	(115,052)	393,751
Income taxes payable	(4,386)	392,082
Net cash (used in) provided by operating activities from continuing operations	(362,412)	14,712,859
Net cash used in operating activities from discontinued operations	(489,058)	(6,528,125)
Net cash (used in) provided by operating activities	(851,470)	8,184,734

Cash flows from investing activities:
Payment to former shareholders on businesses acquired	(399,439)	(8,838,640)
Purchases of property, plant and equipment	(1,745,972)	(1,350,493)
Refund of long-term investment	-	117,813
Refund of short-term investment	427,223	-
Purchase of intangible assets	(29,556)	-
Collection of loan receivable	-	1,745,378
Loan to related party	(640,834)	-
Net cash used in investing activities from continuing operations	(2,388,578)	(8,325,942)
Net cash used in investing activities from discontinued operations	(4,800)	(73,644)
Net cash used in investing activities	(2,393,378)	(8,399,586)

Cash flows from financing activities:
Borrowings from related parties	1,124,496	1,517,602
Capital contribution from stockholders	-	6,738,144
Payments of short-term loan - bank	-	(455,628)
Payments of from third party loan	-	(174,538)
Proceeds from related party loans	-	2,036,275
Payments of related party loans	-	(22,020,857)
Proceeds from note payable	-	76,797
Net cash provided by (used in) financing activities from continuing operations	1,124,496	(12,282,205)
Net cash provided by financing activities from discontinued operations	-	6,211,051
Net cash provided by (used in) financing activities	1,124,496	(6,071,154)

Effect of exchange rate change on cash and restricted cash	(48,350)	64,321

Net change in cash and restricted cash	(2,168,702)	(6,221,685)

Cash and restricted cash - beginning of period	5,466,380	14,245,783

Cash and restricted cash - end of period	3,297,678	8,024,098

Less: Cash and restricted cash from discontinued operations	(394,580)	(297,186)

Cash and restricted cash from continuing operations, end of period	$2,903,098	$7,726,912

Supplemental disclosure of cash flow information:
Interest paid	$-	$84,548
Income tax paid	$16,370	$126,057

Supplemental non-cash information:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$2,752,080	$-
Unpaid other receivables balance resulted from sale of discontinued operations	$9,612,509	$-
Recognition of other payables to former subsidiary upon sale of discontinued operations	$479,970	$-
Loan to third party offset with investment payable	$-	$519,286

The following table provides a reconciliation of cash and restricted cash reported within the statements of financial position that sum to the total of the same amounts shown in the statements of cash flows:

	January 31,	July, 31
	2020	2019
Cash	$2,903,098	$3,459,783
Restricted cash	-	76,698
Total cash and restricted cash shown in the consolidated statements of cash flows from continuing operations	2,903,098	3,536,481
Total cash and restricted cash shown in the consolidated statements of cash flows from discontinued operations	394,580	1,929,899
Total cash and restricted cash shown in the consolidated statements of cash flows	$3,297,678	$5,466,380

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

The Company is engaged in a variety of energy-related businesses through its subsidiaries and controlled entities in China carried out through the Company’s variable interest entities (“VIEs”), formerly Sanhe Luck Sky Electrical Engineering Co., Ltd. (“Sanhe Xiangtian”) and now Xianning Xiangtian Energy Holding Group Co. Ltd. (“Xianning Xiangtian”), formerly known as Xianning Sanhe Power Equipment Manufacturing Co. Ltd. One of the businesses is in the field of Compressed Air Energy Storage in China and the Company produces electricity generation systems that combine its compressed air storage technology with photovoltaic (“PV”) panels to achieve a continuous supply of power under weather conditions that are unfavorable to the generation of electricity from PV panels alone. The sales and installation of power generation systems and PV systems and the sales of PV panels, air compression equipment and heat pump products have been carried out through Xianning Xiangtian.

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

In August 2018, Xianning Xiangtian formed a wholly owned subsidiary, Xianning Xiangtian Trade Co. Ltd. (“Xiangtian Trade”), which is engaged in trading general merchandise.

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

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

On January 6, 2020, the Company entered into an equity transfer agreement with Kairui Tong and Hao Huang (the “Buyers”), which the Company agreed to sell its 90% ownership in Wine Co. and Herbal Wine Co. to the Buyers for approximately $9.6 million (RMB 67.5 million), of which, 54% ownership are sold to Kairui Tong, the legal representative and general manager of Wine Co. and Herbal Wine Co, and 36% ownership are sold to Hao Huang, an unrelated third party. The result of operations of Rongentang was presented as discontinued operations for the three and six months ended January 31, 2020 unaudited condensed consolidated financial statements. (See Note 4 – Discontinued Operations).

On April 14, 2020, the Company’s Board of Directors (the “Board”), discussed a plan to pursue the potential sale of all its ownership interest in Jingshan Sanhe and Hubei Jinli due to the coronavirus outbreak might affect the Company’s future business operations and desired to scale back its variety of businesses. Therefore the result of operations will be presented as discontinued operations for Jingshan Sanhe and Hubei Jinli as of April 30, 2020 and for the three and nine months ended April 30, 2020 unaudited condensed consolidated financial statements and thereafter until the business will be disposed.

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

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Exclusive Option Agreement

Pursuant to the Exclusive Option Agreement among Xiangtian Shenzhen, Xiangtian HK, Xianning Xiangtian and the shareholders holding an aggregate of 100% of Xianning Xiangtian’s equity interest (“Xianning Xiangtian Shareholders”), the Xianning Xiangtian Shareholders irrevocably granted Xiangtian Shenzhen and Xiangtian HK an exclusive option to purchase from them, at its discretion, to the extent permitted under the PRC law, all or part of their equity interest in Xianning Xiangtian, and the purchase price will be the lowest price permitted by applicable PRC laws. The timing, method and times of exercise of this option to purchase are within Xiangtian Shenzhen and Xiangtian HK’s sole discretion. In addition, each of the Xianning Xiangtian Shareholders agreed to waive their respective preemptive rights when the other shareholder transfers the equity interest of Xianning Xiangtian to Xiangtian Shenzhen or its designated party. The Xianning Xiangtian Shareholders further agreed, among other things, without the prior written consent of Xiangtian Shenzhen and Xiangtian HK, not to transfer, sell or pledge their equity interest of Xianning Xiangtian. Without the prior written consent of Xiangtian Shenzhen and Xiangtian HK, Xianning Xiangtian may not amend its articles of association, change the amount and structure of its registered capital or sell any of its assets or beneficial interest.

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Spousal Consent Letters

Pursuant to the Spousal Consent Letters, each of the spouses of the Xianning Xiangtian Shareholders unconditionally and irrevocably agreed to the execution of the Equity Pledge Agreement, Exclusive Option Agreement and Power of Attorney entered by her spouse and the disposal of equity interest of Xianning Xiangtian held by her spouse. Each of the spouses also agreed that she will not assert any rights over the equity interest in Xianning Xiangtian held by and registered in the name of her respective spouse. The Xianning Xiangtian Shareholders’ actions to perform, amend or terminate the above-mentioned agreement do not need their spouses’ authorization or consent. In addition, in the event that any of the spouses obtains any equity interest in Xianning Xiangtian held by her respective spouse for any reason, such spouse agrees to enter into similar contractual arrangements.

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

All of the Company’s operations are through its VIEs located in the PRC.

The accompanying unaudited condensed consolidated financial statements reflect the activities of XT Energy and each of the following entities:

Name	Background	Ownership
Xiangtian HK	● A Hong Kong company	100% owned by XT Energy

Xiangtian BVI	● A British Virgin Islands company	100% owned by XT Energy

Xiangtian Shenzhen	● A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by Xiangtian HK

Sanhe Xiangtian	● A PRC limited liability company
● Incorporated on July 8, 2013
	● Sales and installation of power generation systems and PV systems and sales of PV Panels, air compression equipment and heat pump products	VIE of Xiangtian Shenzhen prior to September 30, 2018 and became subsidiary of Xianning Xiangtian on September 30, 2018 and thereafter

Xianning Xiangtian	● A PRC limited liability company ● Incorporated on May 30, 2016 ● Manufacturing and sales of air compression equipment and heat pump products	100% owned by Sanhe Xiangtian prior to September 30, 2018 and became VIE of Xiangtian Shenzhen on September 30, 2018 and thereafter

Xiangtian Zhongdian	● A PRC limited liability company ● Incorporated on March 7, 2018 ● Manufacturing and sales of PV panels	70% owned by Xianning Xiangtian

Jingshan Sanhe	● A PRC limited liability company ● Incorporated on April 17, 2018 ● Researching, manufacturing and sales of high-grade synthetic fuel products	100% owned by Xianning Xiangtian

Hubei Jinli	● A PRC limited liability company ● Incorporated on December 27, 2004 and acquired on June 30, 2018 ● Manufacturing and sales of hydraulic parts and electronic components	100% owned by Xianning Xiangtian

Tianjin Jiabaili	● A PRC limited liability company ● Incorporated on April 10, 2007 and acquired on June 30, 2018 ● Manufacturing and sales of petroleum products	100% owned by Xianning Xiangtian

Xiangtian Trade	● A PRC limited liability company ● Incorporated on August 9, 2018 ● Expected to engage in trading chemical raw materials to support fuel production	100% owned by Xianning Xiangtian

Wine Co.*	● A PRC limited liability company ● Incorporated on August 9, 2011 and acquired on December 14, 2018 ● Manufacturing and sales of wine products	90% owned by Xianning Xiangtian Disposed in January 2020

Herbal Wine Co.*	● A PRC limited liability company ● Incorporated on August 9, 2018 and acquired on December 14, 2018 ● Manufacturing and sales of herbal wine products	90% owned by Xianning Xiangtian Disposed in January 2020

*	Xianning Xiangtian sold Rongentang for approximately $9.6 million to a third party in January 2020, resulting in approximately $0.5 million loss from disposal of subsidiary. See Note 4 – Discontinued operations for details.

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 – Summary of significant accounting policies

Going concern

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Debt financing from related parties have been utilized to finance the working capital requirements of the Company and acquisitions of businesses. As of January 31, 2020, the Company’s working capital deficit was approximately $3.9 million and the Company had cash of approximately $2.9 million. Excluding other payables to related parties and director of approximately $7.5 million, the Company’s working capital was approximately $3.6 million. Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets and the future operating revenues generated from its operations.

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

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

The principal terms of the New VIE Agreements entered into among Xianning Xiangtian and Xiangtian Shenzhen, the primary beneficiary, are described below:

●	Framework Agreement on Business Cooperation, entered between Xiangtian Shenzhen and Xianning Xiangtian, pursuant to which Xiangtian Shenzhen and Xianning Xiangtian have agreed to enter into a series of VIE agreements and to cooperate in all prospective of Xianning Xiangtian’s business operation and management.

●	Agreement of Exclusive Management, Consulting and Training and Technical Service, entered between Xiangtian Shenzhen and Xianning Xiangtian, pursuant to which Xiangtian Shenzhen has agreed to provide Xianning Xiangtian with complete business support and technical support and related management, training and consulting services. In consideration for such services, Xiangtian Shenzhen is entitled to receive an amount equal to 100% of Xianning Xiangtian’s net income.

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

●	Exclusive Option Agreement, entered among Xiangtian HK, Xiangtian Shenzhen, Fei Wang, Zhou Jian and Xianning Xiangtian, pursuant to which Fei Wang and Zhou Jian, the owners of Xianning Xiangtian, have granted to Xiangtian Shenzhen and Xiangtian HK the irrevocable right and option to acquire all of their equity interests in Xianning Xiangtian.

●	Equity Pledge Agreement, entered among Xiangtian Shenzhen, Fei Wang, Zhou Jian, and Xianning Xiangtian, pursuant to which Fei Wang and Zhou Jian, the owners of Xianning Xiangtian, have pledged all of their rights, titles and interests in Xianning Xiangtian to Xiangtian Shenzhen to guarantee Xianning Xiangtian’s performance of its obligations under all the other VIE Agreements.

●	Know-How Sub-License Agreement, entered between Xiangtian Shenzhen and Xianning Xiangtian, pursuant to which Xiangtian Shenzhen has granted Xianning Xiangtian an exclusive right to use and develop a series of aerodynamics related patents and technologies with respect to electrical generation for commercial and residential structures, not including automobile and wind towers. Xiangtian Shenzhen possesses the rights licensed under this agreement through two license agreements dated September 30, 2018 with Fei Wang, Zhou Jian and Xianning Lucksky Aerodynamic Electricity (“Xianning Lucksky”), the owners of the aforesaid patents and technologies. For the sublicense contemplated under this agreement, Xianning Xiangtian will pay Xiangtian Shenzhen a quarterly royalty fee of five percent of revenue. For the six months ended January 31, 2020, the quarterly royalty fee was waived by Xiangtian Shenzhen; and

●	Power of Attorney. Pursuant to a power of attorney, each of the Xianning Xiangtian stockholders agreed to irrevocably entrust Xiangtian Shenzhen with the stockholder voting rights and other stockholder rights for representing them to exercise such rights at the stockholders’ meeting of Xianning Xiangtian in accordance with applicable laws and its Article of Association, including, but not limited to, the right to sell or transfer all or any of their equity interest in Xianning Xiangtian, and appoint and vote for the directors and Chairman of Xianning Xiangtian as the authorized representative of the Xianning Xiangtian stockholders. The term of each proxy and voting agreement is as long as each of the Xianning Xiangtian stockholders is a shareholder of Xianning Xiangtian and is binding on any transferee.

●	Spousal Consent Letters. Pursuant to the Spousal Consent Letters, each of the spouses of the Xianning Xiangtian Shareholders unconditionally and irrevocably agreed to the execution of the Equity Pledge Agreement, Exclusive Option Agreement and Power of Attorney entered by her spouse and the disposal of equity interest of Xianning Xiangtian held by her spouse. Each of the spouses also agreed that she will not assert any rights over the equity interest in Xianning Xiangtian held by and registered in the name of her respective spouse. The Xianning Xiangtian Shareholders’ actions to perform, amend or terminate the above-mentioned agreement do not need their spouses’ authorization or consent. In addition, in the event that any of the spouses obtains any equity interest in Xianning Xiangtian held by her respective spouse for any reason, such spouse agrees to enter into similar contractual arrangements.

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

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s total assets and liabilities presented in the accompanying unaudited condensed consolidated financial statements represent substantially all of total assets and liabilities of the VIE because the other entities in the consolidation are non-operating holding entities with nominal assets and liabilities. The following financial statement amounts and balances of the VIE were included in the accompanying unaudited condensed consolidated financial statements as of January 31, 2020 and July 31, 2019 and for the three and six months ended January 31, 2020 and 2019, respectively:

	January 31, 2020	July 31, 2019

Current assets	$25,407,774	$22,287,078
Current assets of discontinued operations	-	4,441,772
Non-current assets	24,887,708	26,783,807
Non-current assets of discontinued operations	-	9,537,179
Total assets	$50,295,482	$63,049,836

Current liabilities	$25,202,984	$23,617,149
Current liabilities of discontinued operations	-	1,499,012
Non-current liabilities	866,382	279,764
Total liabilities	$26,069,366	$25,395,925

	For the Three Months Ended January 31, 2020	For the Three Months Ended January 31, 2019	For the Six Months Ended January 31, 2020	For the Six Months Ended January 31, 2019

Revenues	$2,971,667	$21,412,050	$6,138,503	$41,400,488
Gross profit	$726,354	$5,376,120	$119,410	$9,571,635
(Loss) income from continuing operations	$(7,042,842)	$3,137,324	$(10,649,994)	$6,174,386
Net (loss) income from continuing operations attributable to XT Energy Group, Inc.	$(6,468,159)	$1,980,320	$(9,864,428)	$3,850,104
Net (loss) income from discontinued operations attributable to XT Energy Group, Inc.	(763,408)	243,723	$(920,694)	$243,723
Net (loss) income attributable to XT Energy Group, Inc.	$(7,231,567)	$2,224,043	$(10,785,122)	$4,093,827

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

Cash

Cash denominated in RMB with a U.S. dollar equivalent of $2,458,140 and $3,250,535 at January 31, 2020 and July 31, 2019, respectively, were held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies. $1,810,643 and $2,333,681 of these balances are not covered by insurance as the deposit insurance system in China only insured each depositor per bank for a maximum of approximately $71,000 (RMB500,000). While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk. As of January 31, 2020 and July 31, 2019, cash balance of $404,964 and $177,107, respectively, were maintained at U.S. financial institutions, and were insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of January 31, 2020 and July 31, 2019, cash balance of $28,781 and $26,288, respectively, were maintained at financial institutions in Hong Kong, and all were insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 (approximately $64,000).

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Short-term Investment

Short-term investment consists of time deposit placed with a bank, which contains a fixed or variable interest rate and has original maturity within one year. Such investment is permitted to be redeemed early without penalties prior to maturity. Given the short-term nature, the carrying value of short-term investment approximates its fair value. The Company does not intend to withdraw early. There was no other-than-temporary impairment of short-term investment for the three and six months ended January 31, 2020 and 2019.

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

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Advances to Suppliers

Advances to suppliers are cash deposited or advanced to outside vendors or services providers for future inventory purchases or future services. This amount is refundable and bears no interest. For any advances to suppliers determined by management that such advances will not be in receipts of inventories or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its advances to suppliers on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. For the three and six months ended January 31, 2020, $538,809 impairment of advances to suppliers was recognized. For the three and six months ended January 31, 2019, no impairment of advances to suppliers was recognized.

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

Prepaid Expenses

Prepaid expenses represent advance payments made to vendors for services such as rent, internet, consulting, maintenance and certification.

Other Receivables, net

Other receivables, net primarily include advances to employees, receivables from sales of equipment, and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. Allowance for doubtful accounts amounted to $1,363 and $0 for the three months ended January 31, 2020 and 2019, respectively. Allowance for doubtful accounts amounted to $292,814 and $0 for the six months ended January 31, 2020 and 2019, respectively.

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

Construction-in-progress represents contractor and labor costs, design fees and inspection fees in connection with the construction of the Company’s synthetic fuel raw materials production line, factory plantation and fire safety equipment installation. No depreciation is provided for construction-in-progress until it is completed and placed into service.

Intangible Assets, net

Intangible assets, net, are stated at cost, less accumulated amortization. Amortization expense is recognized on the straight-line basis over the estimated useful lives of the assets as follows:

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the unaudited condensed consolidated statements of operations and comprehensive loss. Impairment losses on goodwill are not reversed. For the three and six months ended January 31, 2020 and 2019, no impairment of goodwill was recognized.

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

For the three and six months ended January 31, 2020, an impairment of $4,353,609 of equipment was recognized. For the three and six months ended January 31, 2019, no impairment was recognized for equipment.

For the three and six months ended January 31, 2020, an impairment of $645,895 were recorded for intangible assets. For the three and six months ended January 31, 2019, no impairment was recognized for intangible assets.

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

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 31, 2019:

Financial Assets	Carrying Value as of July 31, 2019	Fair Value Measurements at July 31, 2019 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Short-term investment	$435,787	$435,787	$-	$-

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis on level 3 measurements for the six months ended January 31, 2020 and for the year ended July 31, 2019:

	January 31, 2020	July 31, 2019
Beginning balance	$-	$331,505
Change in estimated contingent liabilities	-	243,658
Release from level 3 measurement due to contingent payments has been finalized	-	(570,322)
Exchange rate effect	-	(4,841)
Ending balance	$-	$-

The Company believes the carrying amount reported in the unaudited condensed consolidated balance sheet for cash, restricted cash, notes receivable, accounts receivable, inventories, advance to suppliers, contract assets, prepaid expenses, other receivables, short-term loans, accounts payable, advances from customers, other payables and accrued liabilities, tax payables and short-term investment payable approximate fair value because of the short-term nature of such instruments. The carrying amount of long-term investment payable reported in the unaudited condensed consolidated balance sheets at carrying value, which approximates fair value as the rate of amortization of investment payment discount used were similar to interest rate charged by the bank in the PRC. As of January 31, 2020 and July 31, 2019, long-term investment payable balance was nil and $279,764, net of discount of $25,999, respectively.

Leases

Effective August 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. On August 1, 2019, the Company recognized approximately $2.8 million right of use (“ROU”) assets and approximately $2.2 million lease liabilities based on the present value of the future minimum rental payments of leases, using incremental borrowing rate of 4.75% and 4.90% based on duration of lease terms.

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

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

If the sales of equipment is combined within the contract of the installation of power generation system with the Company performing significant service of integrating the equipment into the power generation system, the installation revenues and sales of equipment and system component are combined and considered as one performance obligation. The promises to transfer the equipment and system component and installation are not separately identifiable, which is evidencing by the fact that the Company provides a significant service of integrating the goods and services into a power generation system for which the customer has contracted. The Company currently does not have any modification of contract and the contract currently does not have any variable consideration.

There was no sale and installation of power generation systems revenue for the three months ended January 31, 2020 and 2019. The Company’s sale and installation of power generation systems revenue for the six months ended January 31, 2020 and 2019 were nil and $389,482, respectively.

Sales of products

Sales of products includes sales of PV panels, air compression equipment and other components, heat pumps, high-grate synthetic fuel, hydraulic parts and electronic components, wine and herbal wine. When these products are not being integrated into a service contract and being sold individually, the Company continues to derive its revenues from sales contracts with its customers with revenues being recognized upon delivery of products. Persuasive evidence of an arrangement is demonstrated via sales contract and invoice; and the sales price to the customer is fixed upon acceptance of the sales contract and there is no separate sales rebate, discount, or other incentive. Such revenues are recognized at a point in time after all performance obligations are satisfied and based on when control of goods transfer to a customer, which is generally similar to when its delivery has occurred prior to August 1, 2018.

The Company’s disaggregate Revenues - sale of products information for the three and six months ended January 31, 2020 and 2019 are summarized as follows:

	For the Three Months Ended January 31, 2020	For the Three Months Ended January 31, 2019	For the Six Months Ended January 31, 2020	For the Six Months Ended January 31, 2019
Revenues (sales returns) – sales of products
PV panels and others	$143,496	$11,311,830	$1,848,293	$20,413,524
Air compression equipment and other components	-	389,477	-	1,390,688
Heat pumps	1,016,082	3,338,872	1,074,068	7,582,436
High-grade synthetic fuel	73,798	4,183,312	113,774	8,280,064
Hydraulic parts and electronic components	1,738,291	2,188,559	3,102,368	3,344,294
Wine and herbal wine	(200,045)	501,441	(126,240)	501,441
Total revenue – sales of products	2,771,622	21,913,491	6,012,263	41,512,447
Revenues – sales of products from discontinued operations	200,045	(501,441)	126,240	(501,441)
Revenues – sales of products from continuing operations	$2,971,667	$21,412,050	$6,138,503	$41,011,006

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Gross versus Net Revenue Reporting

The Company’s trading segment, Xiangtian Trade, engages in trading of general merchandise, primarily consisting of tealeaves. The determination of whether revenues should be reported on a gross or net basis is based on its assessment of whether it is the principal or an agent in the transaction in accordance with ASC 606-10-55 and depends on whether the promise to the customer is to provide the products or to facilitate a sale by a third party. The nature of the promise depends on whether the Company controls the products prior to transferring it. When the Company controls the product, the promise is to provide and deliver the products and revenue is presented gross. When the Company does not control the products, the promise is to facilitate the sale and revenue is presented net.

To distinguish a promise to provide products from a promise to facilitate the sale from a third party, the Company considers the guidance of control in ASC 606-10-55-37A and the indicators in 606-10-55-39. We consider this guidance in conjunction with the terms in our arrangements with both suppliers and customers.

In general, the Company does not have the responsibility of fulfilling the promise to provide the products as the products can be returned to its suppliers if its customers do not accept the products. Furthermore, the Company does not control the products as it has no obligation to (i) fulfill the resale products delivery, and (ii) bear any inventory risk. In addition, when establishing the selling prices for delivery of the resale products, the Company has such discretion of establishing price to ensure it would generate profit for the services of the products delivery arrangements. The Company believes that all these factors indicate that the Company is acting as an agent in this transaction. As a result, revenue from the trading segment is presented on a net basis.

Warranty

The Company generally provides limited warranties for work performed under its contracts. At the time a sale is recognized, the Company records estimated future warranty costs under ASC 460. Such estimated costs for warranties are estimated at completion and these warrants are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranty are based on actual warranty experience or Company’s best estimate. There were no such reserves recorded for the three and six months ended January 31, 2020 and 2019. No right of return exists on sales of inventory. As of January 31, 2020 and July 31, 2019, accrued warranty expense amounted to $65,149 and $65,182, respectively, and classified in the caption “other payables and accrued liabilities” in the accompanying unaudited condensed consolidated balance sheets.

Advertising Costs

Advertising costs are expensed as incurred and included in selling and general and administrative expenses. Advertising costs amounted to $74,980 and $9,039 for the three months ended January 31, 2020 and 2019, respectively. Advertising costs amounted to $100,488 and $41,011 for the six months ended January 31, 2020 and 2019, respectively.

Employee Benefit

The full-time employees of the Company are entitled to staff welfare benefits including medical care, housing fund, pension benefits, unemployment insurance and other welfare, which are government mandated defined contribution plans. The Company is required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued. Total expenses for the plans were $82,890 and $92,377 for the three months ended January 31, 2020 and 2019, respectively. Total expenses for the plans were $197,925 and $135,099 for the six months ended January 31, 2020 and 2019, respectively.

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Research and development (“R&D”)

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses amounted to $421,738 and $76,126 for the three months ended January 31, 2020 and 2019, respectively. R&D expenses amounted to $518,861 and $79,173 for the six months ended January 31, 2020 and 2019, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. PRC tax returns filed in 2015 to 2019 are subject to examination by any applicable tax authorities.

Comprehensive Income (Loss)

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) ASC 220 “Reporting Comprehensive Income”. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company had other comprehensive income of $699,170 and $1,046,405 for the three months ended January 31, 2020 and 2019, respectively, from foreign currency translation adjustments. The Company had other comprehensive (loss) income of $(249,169) and $665,419 for the six months ended January 31, 2020 and 2019, respectively, from foreign currency translation adjustments.

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

For the purpose of presenting these financial statements of subsidiaries in PRC, the Company’s assets and liabilities are expressed in U.S. dollars at the exchange rate on the balance sheet date, which is 6.8876 and 6.8841 as of January 31, 2020 and July 31, 2019, respectively; stockholders’ equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 6.9886 and 6.8732 for the three months ended January 31, 2020 and 2019, respectively. Weighted average exchange rate is 7.0221 and 6.8753 for the six months ended January 31, 2020 and 2019, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income (loss) in the stockholders’ equity section of the unaudited condensed consolidated balance sheets.

For the purpose of presenting these financial statements of the subsidiary in Hong Kong, the Company’s assets and liabilities are expressed in U.S. dollars at the exchange rate on the balance sheet date, which is 7.7672 and 7.8275 as of January 31, 2020 and July 31, 2019, respectively; stockholders’ equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 7.8014 and 7.8304 for the three months ended January 31, 2020 and 2019, respectively. Weighted average exchange rate is 7.8212 and 7.8361 for the six months ended January 31, 2020 and 2019, respectively. The resulting translation adjustments are reported under accumulated other comprehensive loss in the stockholders’ equity section of the unaudited condensed consolidated balance sheets.

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

Statutory Reserves

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable statutory surplus reserve fund. Subject to certain cumulative limits, the statutory surplus reserve fund requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the reserve fund. For foreign invested enterprises, the annual appropriation for the reserve fund cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). If the Company has accumulated loss from prior periods, the Company is able to use the current period net income after tax to offset against the accumulated loss. For the six months ended January 31, 2020 and 2019, the Company has contributed $0 and $372,824, respectively, to the statutory reserves.

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

In January 2020, the FASB issued ASU 2020-01 to clarify the interaction of the accounting for equity securities under ASC 321 and investments accounted for under the equity method of accounting in ASC 323 and the accounting for certain forward contracts and purchased options accounted for under ASC 815. With respect to the interactions between ASC 321 and ASC 323, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting when applying the measurement alternative in ASC 321, immediately before applying or upon discontinuing the equity method of accounting. With respect to forward contracts or purchased options to purchase securities, the amendments clarify that when applying the guidance in ASC 815-10-15-141(a), an entity should not consider whether upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in ASC 323 or the fair value option in accordance with ASC 825. The ASU is effective for interim and annual reporting periods beginning after December 15, 2020.  Early adoption is permitted, including adoption in any interim period.  The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

For the three and six months ended January 31, 2019, the impact of the acquisition of Wine Co. and Herbal Wine Co. to the unaudited condensed consolidated statements of operations and comprehensive income (loss) was not material.

On January 6, 2020, the Company entered into an equity transfer agreement with Kairui Tong and Hao Huang (the “Buyers”), which we agreed to sell its 90% ownership in Wine Co. and Herbal Wine Co. to the Buyers for approximately $9.6 million (RMB 67.5 million), of which, 54% ownership are sold to Kairui Tong, the legal representative and general manager of Wine Co. and Herbal Wine Co, and 36% ownership are sold to Hao Huang, an unrelated third party. Therefore, the result of operations was presented as discontinued operations for the three and six months ended January 31, 2020 unaudited condensed consolidated financial statements. See Note 4 – Discontinued operations.

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Investment payable

Investment payable consists of the following:

Name of Payee	Relationship	Nature	January 31, 2020	July 31, 2019

Guifen Wang	Former shareholder of Tianjin Jiabaili	Payment for acquisition of Tianjin Jiabaili	136,245	136,314
Total			136,245	136,314
Short-term			(136,245)	(136,314)
Long-term			$-	$-

The maturities schedule is as follows as of January 31, 2020:

Repayment date	Amount
Due on demand (see Note 15 – Commitments and Contingencies)	$136,245
Total	$136,245

Investment payable – related parties

Investment payable – related parties consist of the following:

Name of Related Party	Relationship	Nature	January 31, 2020	July 31, 2019

Wenhe Han (see Note 15 – Commitments and Contingencies)	Vice general manager of Tianjin Jiabaili	Payment for acquisition of Tianjin Jiabaili	$113,479	$113,537
Heping Zhang	General manager of Hubei Jinli	Payment for acquisition of Hubei Jinli	-	370,875
Total			113,479	484,412
Short-term			(113,479)	(204,648)
Long-term			$-	$279,764

The maturities schedule is as follows as of January 31, 2020:

Repayment date	Amount
Due on demand	$113,479
Total	$113,479

Debt discount

Debt discount, net of accumulated amortization, totaled $0 and $36,571 as of January 31, 2020 and July 31, 2019, respectively, are recognized as a reduction of investment payable. Amortization expense related to the debt discount, included in interest expense, was $29,900 and $125,356 for the three months ended January 31, 2020 and 2019, respectively. Amortization expense related to the debt discount, included in interest expense, was $35,853 and $249,175 for the six months ended January 31, 2020 and 2019, respectively.

Note 4 – Discontinued Operations

On May 24, 2019, the Company’s Board, discussed a plan to pursue the potential sale of all its ownership interest in Herbal Wine Co. and Wine Co. in order to shift the business focus on its energy related business. The decision and action taken by the Company of disposing Herbal Wine Co. and Wine Co. represent a major shift that will have a major effect on the Company’s operations and financial results, which trigger discontinued operations accounting in accordance with ASC 205-20-45. On January 6, 2020, the Company entered into an equity transfer agreement with Kairui Tong and Hao Huang (the “Buyers”), which we agreed to sell its 90% ownership in Wine Co. and Herbal Wine Co. to the Buyers for approximately $9.6 million (RMB 67.5 million), of which, 54% ownership are sold to Kairui Tong, the legal representative and general manager of Wine Co. and Herbal Wine Co, and 36% ownership are sold to Hao Huang, an unrelated third party.

The fair value of discontinued operations, determined as of January 6, 2020, includes estimated consideration expected to be received, less costs to sell. After consideration of the determination of fair value of the discontinued operations, no impairment was indicated as of January 6, 2020 and July 31, 2019.

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Reconciliation of the carrying amounts of major classes of assets and liabilities from discontinued operations in the audited consolidated balance sheets, including Herbal Wine Co. and Wine Co. as of July 31, 2019.

Carrying amounts of major classes of assets included as part of discontinued operations:

July 31, 2019
CURRENT ASSETS:
Cash	$1,929,899
Accounts receivable, net	471,889
Inventories	1,785,176
Advances to suppliers	181,101
Other current assets	73,707
Total current assets of discontinued operations	4,441,772

OTHER ASSETS:
Property, plant and equipment, net	4,588,449
Intangible assets, net	2,950,343
Goodwill	1,998,387
Total other assets of discontinued operations	9,537,179

Total assets of the disposal group classified as discontinued operations	$13,978,951
Carrying amounts of major classes of liabilities included as part of discontinued operations:
CURRENT LIABILITIES:
Accounts payable	$25,266
Advance from customers	1,124,608
Other payables and accrued liabilities	42,778
Income taxes payable	306,360
Total current liabilities of discontinued operations	1,499,012

Total liabilities of the disposal group classified as discontinued operations	$1,499,012

Reconciliation of the amounts of major classes of income and losses from discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive loss, including Herbal Wine Co. and Wine Co. for the three and six months ended January 31, 2020 and 2019.

	For the Three Months Ended January 31,	For the Three Months Ended January 31,	For the Six Months Ended January 31,	For the Six Months Ended January 31,
	2020	2019	2020	2019
Revenue (sales returns):
Revenue-products	$(200,045)	$501,441	$(126,240)	$501,441
Total revenue	(200,045)	501,441	(126,240)	501,441

Cost of sales (sales returns)-products	(16,178)	55,416	(2,269)	55,416

Gross (loss) profit	(183,867)	446,025	(123,971)	446,025

OPERATING EXPENSES:
Selling expenses	5,892	2,212	13,182	2,212
General and administrative expenses	175,597	76,908	458,689	76,908
Total operating expenses	181,489	79,120	471,871	79,120

(Loss) Income from operations	(365,356)	366,905	(595,842)	366,905

OTHER INCOME (EXPENSES)
Other expenses, net	(21,726)	(6,069)	(21,873)	(6,069)
Interest income	497	650	1,809	650
Total other loss, net	(21,229)	(5,419)	(20,064)	(5,419)

(Loss) Income before income taxes	(386,585)	361,486	(615,906)	361,486

Income tax benefit (expense)	42,872	(90,682)	97,431	(90,682)

Net (loss) income from discontinued operations	(343,713)	270,804	(518,475)	270,804

Less: Net (loss) income attributable to non-controlling interest from discontinued operations	(34,372)	27,081	(51,848)	27,081

Net (loss) income from discontinued operations attributable to XT Energy Group, Inc.	$(309,341)	$243,723	$(466,627)	$243,723

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

As of January 6, 2020, the net assets of discontinued operations in the consolidated balance sheets, including Herbal Wine Co. and Wine Co. and reconciliation of loss on sale of discontinued operations are as follows:

January 6, 2020
CURRENT ASSETS:
Cash	$389,569
Accounts receivable, net	318,895
Inventories	2,048,320
Advances to suppliers	21,674
Other current assets	594,880
Total current assets	3,373,338

OTHER ASSETS:
Property, plant and equipment, net	4,421,786
Intangible assets, net	2,858,308
Goodwill	1,972,004
Total other assets	9,252,098

Total assets	$12,625,436

CURRENT LIABILITIES:
Accounts payable	$9,718
Advance from customers	1,108,430
Other payables and accrued liabilities	24,025
Income taxes payable	224,584
Total current liabilities	1,366,757

Total liabilities	$1,366,757

Total net assets	$11,258,679
Noncontrolling interests	(1,149,908)
Total consideration	(9,675,755)
Exchange rate effect	21,051
Total loss on sale of discontinued operations	$454,067

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 – Accounts receivable, net

Accounts receivable, net, consist of the following:

	January 31, 2020	July 31, 2019

Accounts receivable	$3,699,624	$6,096,212
Less: allowance for doubtful accounts	(2,065,179)	(1,695,469)
Accounts receivable, net	1,634,445	4,400,743
Less: accounts receivable – discontinued operations	-	(471,889)
Accounts receivable, net – continuing operations	$1,634,445	$3,928,854

Movement of allowance for doubtful accounts is as follows:

	Six Months Ended January 31, 2020	Year Ended July 31, 2019

Beginning balance	$1,695,469	$1,374,155
Provision for doubtful accounts	395,082	422,684
Wrote off	-	(118,684)
Allowance acquired from acquisition	-	32,478
Exchange rate effect	(25,372)	(15,164)
Ending balance	2,065,179	1,695,469
Less: balance – discontinued operations	-	(32,242)
Ending balance – continuing operations	$2,065,179	$1,663,227

Note 6 – Inventories, net

Inventories, net, consist of the following:

	January 31, 2020	July 31, 2019

Raw materials and parts	$1,199,696	$1,607,472
Work in progress	222,236	258,634
Semi-finished goods	-	392,772
Finished goods	6,480,784	6,420,298
Total	7,902,716	8,679,176
Less: allowance for inventory reserve	(1,753,375)	(54,421)
Inventories, net	6,149,341	8,624,755
Less: inventories – discontinued operations	-	(1,785,176)
Inventories, net – continuing operations	$6,149,341	$6,839,579

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended January 31, 2020 and 2019, a provision for inventory reserve of $231,890 and $0, respectively, were recorded, and reflected as cost of sales on the accompanying statement of operations and comprehensive (loss) income.

For the six months ended January 31, 2020 and 2019, a provision for inventory reserve of $1,666,439 and $0, respectively, were recorded, and reflected as cost of sales on the accompanying statement of operations and comprehensive (loss) income.

Note 7 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	January 31, 2020	July 31, 2019

Plant and buildings	$7,816,380	$11,773,196
Machinery equipment	3,526,983	9,040,901
Computer and office equipment	932,863	668,741
Vehicles	338,864	468,486
Plant improvement	1,494,272	1,146,692
Construction in progress	787,165	1,650,429
Subtotal	14,896,527	24,748,445
Less: accumulated depreciation	(3,089,351)	(5,098,140)
Property, plant and equipment, net	11,807,176	19,650,305
Less: property, plant and equipment – discontinued operations	-	(4,588,449)
Property, plant and equipment, net – continuing operations	$11,807,176	$15,061,856

Depreciation expenses from continuing operations for the three months ended January 31, 2020 and 2019 were $302,313 and $285,201, respectively. For the three months ended January 31, 2020 and 2019, depreciation from continuing operations included in cost of sales were $114,422 and $175,729 respectively. For the three months ended January 31, 2020 and 2019, depreciation from continuing operations included in selling, general and administrative expenses was $187,891 and $109,472, respectively.

Depreciation expenses from continuing operations for the six months ended January 31, 2020 and 2019 were $584,523 and $501,307, respectively. For the six months ended January 31, 2020 and 2019, depreciation from continuing operations included in cost of sales were $265,343 and $292,618 respectively. For the six months ended January 31, 2020 and 2019, depreciation from continuing operations included in selling, general and administrative expenses was $319,180 and $208,689, respectively.

Depreciation expenses from discontinued operations for the three months ended January 31, 2020 and 2019 were $44,760 and $39,820, respectively. For the three months ended January 31, 2020 and 2019, depreciation from discontinued operations included in cost of sales were $44,760 and $34,935, respectively. For the three months ended January 31, 2020 and 2019, depreciation expenses from discontinued operations included in general and administrative expenses was $0 and $4,885, respectively.

Depreciation expenses from discontinued operations for the six months ended January 31, 2020 and 2019 was $110,194 and $39,820, respectively. For the six months ended January 31, 2020 and 2019, depreciation from discontinued operations included in cost of sales were $90,931 and $34,935, respectively. For the six months ended January 31, 2020, depreciation expenses from discontinued operations included in general and administrative expenses was $19,263 and $4,885, respectively.

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Construction-in-progress consist of the following as of January 31, 2020:

Construction-in-progress description	Value	Estimated Completion Date	Estimated Additional Cost to Complete
Synthetic fuel raw materials production line	$535,192	April 2020*	$2,178
Automobile exhaust cleaner construction project	244,643	February 2020*	-
Fire safety equipment installation	7,330	March 2020*	-
Total construction-in-progress – continuing operations	$787,165		$2,178

*	Completed in February 2020 to April 2020.

Note 8 – Intangible assets, net

Intangible assets, net, consist of the following:

	January 31, 2020	July 31, 2019

Land use rights	$4,537,139	$7,227,670
Technology know-hows	1,841,359	1,812,147
Patents, licenses and certifications	1,248,621	2,408,430
Software	2,065	7,451
Less: accumulated amortization	(754,280)	(715,376)
Intangible assets, net	6,874,904	10,740,322
Less: intangible assets – discontinued operations	-	(2,950,343)
Intangible assets, net – continuing operations	$6,874,904	$7,789,979

Amortization expenses from continuing operations for the three months ended January 31, 2020 and 2019 amounted to $139,556 and $209,000, respectively. Amortization expenses from continuing operations for the six months ended January 31, 2020 and 2019 amounted to $277,326 and $373,948, respectively.

Amortization expenses from discontinued operations for the six months ended January 31, 2020 and 2019 amounted to $21,242 and $21,954, respectively. Amortization expenses from discontinued operations for the six months ended January 31, 2020 and 2019 amounted to $52,737 and $21,954, respectively.

Based on the finite-lived intangible assets as of January 31, 2020, the expected amortization expenses from continuing operations are estimated as follows:

Twelve Months Ending January 31,	Estimated Amortization Expense

2020	$480,427
2021	479,394
2022	479,394
2023	479,394
2024	476,883
Thereafter	4,479,412
Total	6,874,904
Less: intangible assets – discontinued operations	-
Total intangible assets, net – continuing operations	$6,874,904

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 – Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Hubei Jinli	Tianjin Jiabaili	Wine Co. and Herbal Wine Co.	Total
Balance as of July 31, 2018	$3,793,245	$339,898	$-	$4,133,143
Goodwill acquired through acquisitions	-	-	1,976,878	1,976,878
Goodwill impairment	-	(339,221)	-	(339,221)
Foreign currency translation adjustment	(35,100)	(677)	21,509	(14,268)
Balance as of July 31, 2019	3,758,145	-	1,998,387	5,756,532
Disposal	-	-	(1,998,387)	(1,998,387)
Foreign currency translation adjustment	(1,909)	-	-	(1,909)
Balance as of January 31, 2020	3,756,236	-	-	3,756,236
Less: goodwill – discontinued operations	-	-	-	-
Goodwill – continuing operations	$3,756,236	$-	$-	$3,756,236

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

The Company has several production plant and equipment lease agreements, and factory and dormitory lease agreements with lease terms ranging from two to seven years. Upon adoption of ASU 2016-02, the Company recognized approximately $2.8 million right of use (“ROU”) assets and approximately $2.2 million lease liabilities based on the present value of the future minimum rental payments of leases, using incremental borrowing rate of 4.75% and 4.90% based on duration of lease terms. The weighted average remaining lease term is 2.82 years.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration.

For the three months ended January 31, 2020 and 2019, rent expense amounted to approximately $352,000 and $303,587, respectively. For the six months ended January 31, 2020 and 2019, rent expense amounted to approximately $679,000 and $461,605, respectively.

The maturity of the Company’s lease obligations for the next five years and thereafter is presented below:

Twelve Months Ending January 31,	Operating Lease Amount

2021	$926,297
2022	459,531
2023	408,572
2024	436
2025	436
Thereafter	435
Total lease payments	1,795,707
Less: Interest	(108,397)
Present value of lease liabilities	$1,687,310

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11 – Related party balances and transactions

Leases with related parties

Sanhe Xiangtian leases its principal office, factory and dormitory from LuckSky Holding (Group) Co. Ltd. (“LuckSky Group”) in Sanhe City, Hebei Province, PRC. LuckSky Group is owned by Zhou Deng Rong, the Company’s former Chief Executive Officer, and Zhou Jian, the Company’s Chairman. The space in the office, factory and dormitory being leased are 1,296, 5,160 and 1,200 square meters, respectively. The office and factory space are leased for a rent of $99,293 (RMB 697,248) per year and the dormitory is leased for a rent of $18,456 (RMB 129,600) per year. The leases expire on July 31, 2024 and are subject to renewal with two-month advance written notice. This lease was terminated in April 2019. For the three months ended January 31, 2020 and 2019, rent expense for the lease with Lucksky Group was $0 and $30,078, respectively. For the six months ended January 31, 2020 and 2019, rent expense for the lease with Lucksky Group was $0 and $60,132, respectively.

In June 2018, Sanhe Xiangtian leased another office in Sanhe City from Sanhe Dong Yi Glass Machine Company Ltd (“Sanhe Dong Yi”) which is owned by Zhou Deng Rong with the lease term expired on June 14, 2019 for a rent of approximately $7,000 (RMB 48,000) per year. Sanhe Xiangtian renewed such lease under the same terms from June 15, 2019 to June 14, 2020. For the three months ended January 31, 2020 and 2019, rent expense for this lease with Sanhe Dong Yi was $1,709 and $1,746 respectively. For the six months ended January 31, 2020 and 2019, rent expense for this lease with Sanhe Dong Yi was $3,418 and $3,491 respectively.

Related party balances

a.	Other receivables – related parties:

Name of Related Party	Relationship	Nature	January 31, 2020		July 31, 2019

Lei Su	Legal representative of Tianjin Jiabaili	Employee advances	$-		$2,905
Tianyu Ma	General manager of Tianjin Jiabaili	Employee advances	10,389		-
Kai Li	Legal representative of Sanhe	Loan receivable	654,641	*	-
Deng Hua Zhou	Chief Executive Officer	Employee advances	3,630		3,632
Total			$668,660		$6,537

*	The loan is due on January 13, 2021 with an annual interest rate of 4.75%.

b.	Accounts payable – related parties:

Name of Related Party	Relationship	Nature	January 31, 2020	July 31, 2019

Xianning Baizhuang Tea Industry Co., Ltd.	Bin Zhou is the CEO of the company	Purchase of materials	$-	$9,554
Total			$-	$9,554

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

c.	Other payables – related parties and director:

Name of Related Party	Relationship	Nature	January 31, 2020	July 31, 2019

Luck Sky International Investment Holdings Ltd.	Owned by Zhou Deng Rong, former Chief Executive Officer and director	Payment for U.S. professional fee	$656,941	$593,941
Lucksky Group	Owned by Zhou Deng Rong, former Chief Executive Officer and director, and Zhou Jian, Chairman	Lease payable	660,268	600,549
Sanhe Dong Yi	Owned by Zhou Deng Rong, former Chief Executive Officer and director	Lease payable	4,356	872
Hubei Henghao Real Estate Development Co., Ltd.	Bin Zhou, son of Zhou Deng Hua, is the executive director and general manager	Interest payable	488,207	488,455
Zhou Deng Rong	Former Chief Executive Officer and director	Payment for U.S. professional fee	2,748,260	2,748,259
Jian Zhou	Chairman	Advances for operational purpose	2,905,760	1,900,164
Zhimin Feng	Legal representative of Jingshan Sanhe	Advances for operational purpose	3,220	3,222
Heping Zhang	General Manager of Hubei Jinli	Payment for acquisition of Hubei Jinli	44,258	39,923
Total			$7,511,270	$6,375,385

d.	Investment payables – related parties (See Note 3)

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

During the three and six months ended January 31, 2020 and 2019, the Company entered into a series of sales contracts with Xianning Lucksky. These contracts represented approximately $9,000 and $813,315 of the Company’s revenue from continuing operations for the three months ended January 31, 2020 and 2019, respectively. These contracts represented approximately $11,000 and $1,824,694 of the Company’s revenue from continuing operations for the six months ended January 31, 2020 and 2019, respectively.

On July 27, 2016, Xianning Xiangtian entered into a rental agreement with Xianning Lucksky to lease 4,628 square meters’ space in a factory in Xianning, Hubei Province, PRC. The space is leased for a rent of $83,132 (RMB 555,360) per year. The lease was scheduled to expire on July 31, 2018 but the Company terminated the lease early in February 2018 when the Company through Xiangtian Zhongdian signed another lease agreement which expired on February 5, 2019 with a rent of approximately $25,000 (RMB 168,922) per year. Xiangtian Zhongdian renewed such lease under the same terms from February 6, 2019 to February 5, 2021. Rent expense related to these leases were $6,357 and $6,250 for three months ended January 31, 2020 and 2019, respectively. Rent expense related to these leases were $12,028 and $12,500 for six months ended January 31, 2020 and 2019, respectively.

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

On February 1, 2018, Xianning Xiangtian entered into a lease with Xianning Lucksky for 4,628 square meters in the factory in Xianning, Hubei province. The factory space is leased for a rent of approximately $25,000 (RMB 168,922) per year from February 1, 2018 to July 31, 2020 and is subject to renewal with a one-month advance written notice. Rent expense for this lease amounted to $6,042 and $6,250 for the three months ended January 31, 2020 and 2019, respectively. Rent expense for this lease amounted to $12,028 and $12,500 for the six months ended January 31, 2020 and 2019, respectively.

On July 27, 2018, Xianning Xiangtian entered into a lease with Xianning Lucksky for a space of 3,128 square meters in the factory in Xianning, Hubei province. The factory space is leased for a rent of approximately $17,000 (RMB 114,172) per year from August 1, 2018 to July 31, 2020 and is subject to renewal with a one-month advance written notice. Rent expense for this lease amounted to $4,083 and $4,250 for the three months ended January 31, 2020 and 2019, respectively. Rent expense for this lease amounted to $8,129 and $8,500 for the six months ended January 31, 2020 and 2019, respectively.

Note 13 – Employee benefits government plan

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. PRC labor regulations require the Company to pay to the local labor bureau a monthly contribution calculated at a stated contribution rate based on the basic monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. As of January 31, 2020 and July 31, 2019, the outstanding amount due to the local labor bureau was $212,465 and $199,500, respectively, and is included in Other Payables and Accrued Liabilities on the accompanying unaudited condensed consolidated balance sheets.

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

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Significant components of the income tax (benefit) expense consisted of the following for the three and six months ended January 31:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Current	$(305,550)	$1,032,405	$(313,913)	$1,575,918
Deferred	-	17,369	-	-
(Income tax benefit) provision for income tax	(305,550)	1,049,774	(313,913)	1,575,918
Less: (Income tax benefit) provision for income tax – discontinued operations	(42,872)	90,682	(97,431)	90,682
(Income tax benefit) provision for income tax – continuing operations	$(262,678)	$959,092	$(216,482)	$1,485,236

Significant components of the continuing operations of the Company’s deferred tax assets as of January 31, 2020 and July 31, 2019 are approximately as follows:

	January 31, 2020	July 31, 2019
Deferred tax assets:
Net operating loss carry forwards	$2,816,300	$1,967,400
Accounts receivable allowance	516,300	415,800
Inventory allowance	438,300	13,600
Deposit for investment allowance	79,500	79,500
Accrued liabilities	72,000	72,000
Warranty and other	16,300	16,300
Deferred tax assets before valuation allowance	3,938,700	2,564,600
Less: valuation allowance	(3,938,700)	(2,564,600)
Net deferred tax assets	$-	$-

As of January 31, 2020, the Company had U.S. federal Net Operating Losses (“NOLs”) of approximately $5,667,000 that expire beginning in 2029 to 2038 with deferred tax assets of approximately $1,190,000. As of January 31, 2020, the Company had approximately $30,000 of NOLs related to its Hong Kong holding companies that can be carried forward indefinitely with deferred tax assets of approximately $5,000. As of January 31, 2020, the Company had approximately $6,485,000 of NOLs related to its PRC subsidiaries and VIEs that expire in years 2020 through 2023 with deferred tax assets of approximately $1,621,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of January 31, 2020.

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Significant components of the discontinued operations of the Company’s deferred tax assets as of January 31, 2020 and July 31, 2019 are approximately as follows:

	January 31, 2020	July 31, 2019
Deferred tax assets:
Accounts receivable allowance	$-	$8,100
Less: valuation allowance	-	(8,100)
Net deferred tax assets	$-	$-

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

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other Income (Expense)” in the statement of operations. Penalties would be recognized as a component of “General and Administrative Expenses” in the statement of operations. The Company stayed current with its July 31, 2019 tax return filing with the extended due date of May 15, 2020, a six month extension from November 15, 2019. No interest or penalty on unpaid tax was recorded during both the three and six months ended January 31, 2020 and 2019. As of January 31, 2020 and July 31, 2019, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next quarter.

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

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

As of January 31, 2020, the type of complaints and disputes and their potential claims that the Company does not accrue costs for potential litigation losses as the probability of repaying these claims are remote. These potential claims are summarized as follows:

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

Dispute matter	Claim amount
1) Negotiable instruments	$595,273
2) Labor	1,016
Total	$596,289

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Shimen Government Inquiry

On June 10, 2019, Xianning Xiangtian received an inquiry from Shimen County Market Supervision Bureau (the “Bureau”) with respect to a formal investigation it initiated against Xianning Xiangtian on May 10, 2019.  The Bureau stated it is investigating that Xianning Xiangtian was selling its shares to the public in anticipation of a Nasdaq listing in the near future as part of a multi-level marketing scheme.  On June 14, 2019, Xianning Xiangtian issued a Letter of Statement in response to the inquiry and stated Xianning Xiangtian never issued any shares to the unspecified public since its incorporation and that all of the Company’s shares are registered with the Company’s Transfer Agent. Following Xianning Xiangtian’s delivery of its Letter of Statement, it has not received any further inquiries from the Bureau. The Company believes that these allegations are false and without merit, and intends to vigorously defend against them.

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

Note 16 – Concentrations

Customer concentration risk

For the three months ended January 31, 2020, three customers accounted for 34.0%, 32.0% and 28.1% of the Company’s total revenues. For the three months ended January 31, 2019, two customers accounted for 47.4% and 17.1% of the Company’s total revenues.

For the six months ended January 31, 2020, four customers accounted for 16.5%, 15.5%, 13.6% and 13.3% of the Company’s total revenues. For the six months ended January 31, 2019, two customers accounted for 45.4% and 17.6% of the Company’s total revenues.

As of January 31, 2020, two customers accounted for 26.1% and 22.2% of the total balance of accounts receivable, respectively. As of July 31, 2019, four customers accounted for 20.8%, 17.7%, 17.3% and 12.9% of the total balance of accounts receivable, respectively.

Vendor concentration risk

For the three months ended January 31, 2020, one vendor accounted for 60.2% of the Company’s total purchases. For the three months ended January 31, 2019, two vendors accounted for 35.4% and 11.9% of the Company’s total purchases.

For the six months ended January 31, 2020, one vendor accounted for 19.0% of the Company’s total purchases. For the six months ended January 31, 2019, two vendors accounted for 38.4% and 17.8% of the Company’s total purchases.

As of January 31, 2020, four vendors accounted for 45.4%, 12.5%, 11.5% and 10.4% of the total balance of accounts payable, respectively. As of July 31, 2019, three vendors accounted for 49.8%, 13.7% and 11.4% of the total balance of accounts payable, respectively.

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 17 – Segment reporting

The Company evaluates performance and determines resource allocations based on a number of factors, the primary measurement being income from operations of the Company’s nine reportable divisions in the PRC: Sanhe Xiangtian, Xianning Xiangtian, Xiangtian Zhongdian, Jingshan Sanhe, Hubei Jinli, Tianjin Jiabaili, Xiangtian Trade, Wine Co., and Herbal Wine Co. Tianjin Jiabaili did not have any operations as of January 31, 2020.

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

The following represents results of division operations for the three and six months ended January 31, 2020 and 2019:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Revenues (sales returns):
Sanhe Xiangtian	$-	$976,074	$1,523	$2,896,951
Xianning Xiangtian	1,017,012	3,333,568	1,079,813	7,567,198
Jingshan Sanhe	70,503	3,753,465	110,111	7,329,793
Xiangtian Zhongdian	145,860	11,155,044	1,843,209	20,256,912
Hubei Jinli	1,738,292	2,188,559	3,102,369	3,344,294
Xiangtian Trade	-	5,340	1,478	5,340
Wine Co.	3,446	399,861	6,598	399,861
Herbal Wine Co.	(203,491)	101,580	(132,838)	101,580
Consolidated revenues	2,771,622	21,913,491	6,012,263	41,901,929
Less: revenues – discontinued operations	200,045	(501,441)	126,240	(501,441)
Revenues – continuing operations	$2,971,667	$21,412,050	$6,138,503	$41,400,488

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Gross profit (loss):
Sanhe Xiangtian	$-	$451,887	$1,523	$1,159,296
Xianning Xiangtian	136,755	509,427	(812,682)	1,363,212
Jingshan Sanhe	(50,958)	1,785,033	(46,820)	2,972,524
Xiangtian Zhongdian	(198,183)	1,126,826	(645,539)	2,035,160
Hubei Jinli	838,747	1,497,608	1,622,902	2,036,104
Xiangtian Trade	(7)	5,339	26	5,339
Wine Co.	(12,782)	360,060	(12,390)	360,060
Herbal Wine Co.	(171,085)	85,965	(111,581)	85,965
Consolidated gross profit (loss)	542,487	5,822,145	(4,561)	10,017,660
Less: gross (loss) profit – discontinued operations	183,867	(446,025)	123,971	(446,025)
Gross profit – continuing operations	$726,354	$5,376,120	$119,410	$9,571,635

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Income (loss) from operations:
Sanhe Xiangtian	$(2,535,150)	$170,074	$(3,556,072)	$839,836
Xianning Xiangtian	(453,871)	(34,949)	(1,759,509)	587,119
Jingshan Sanhe	(745,646)	1,567,940	(1,458,623)	2,580,897
Xiangtian Zhongdian	(3,238,540)	474,060	(4,057,562)	1,275,812
Hubei Jinli	(570,130)	1,076,580	(277,489)	1,184,016
Tianjin Jiabaili	(20,897)	(120,779)	(48,745)	(297,691)
Xiangtian Trade	(17,425)	4,395	(30,805)	4,395
Wine Co.	(155,239)	300,802	(395,833)	300,802
Herbal Wine Co.	(210,119)	66,103	(200,011)	66,103
All four holding entities	(270,270)	(607,531)	(586,023)	(1,102,963)
Consolidated (loss) income from operations	(8,217,287)	2,896,695	(12,370,672)	5,438,326
Less: income (loss) from operations – discontinued operations	365,358	(366,905)	595,844	(366,905)
(Loss) income from operations – continuing operations	$(7,851,929)	$2,529,790	$(11,774,828)	$5,071,421

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Net income (loss) attributable to controlling interest:
Sanhe Xiangtian	$(2,592,108)	$195,701	$(3,565,965)	$743,215
Xianning Xiangtian	(1,039,170)	(187,857)	(2,347,634)	21,559
Jingshan Sanhe	(515,357)	1,082,533	(1,228,046)	1,839,889
Xiangtian Zhongdian	(2,268,115)	199,417	(2,835,182)	671,781
Hubei Jinli	(466,647)	806,315	(262,514)	869,583
Tianjin Jiabaili	(20,973)	(119,059)	(48,725)	(299,191)
Xiangtian Trade	(19,864)	3,267	(30,431)	3,267
Wine Co.	(119,913)	194,292	(284,640)	194,292
Herbal Wine Co.	(189,428)	49,431	(181,987)	49,431
All four holding entities	(268,391)	(606,541)	(582,575)	(1,100,560)
Consolidated net (loss) income attributable to controlling interest	(7,499,966)	1,617,499	(11,367,699)	2,993,266
Less: net (loss) income attributable to controlling interest - discontinued operations	763,408	(243,723)	920,694	(243,723)
Net (loss) income attributable to controlling interest - continuing operations	$(6,736,558)	$1,373,776	$(10,447,005)	$2,749,543

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Depreciation and amortization expenses:
Sanhe Xiangtian	$31,286	$44,359	$62,352	$87,422
Xianning Xiangtian	810	137	1,380	194
Jingshan Sanhe	86,857	14,519	168,745	23,224
Xiangtian Zhongdian	69,174	70,267	137,703	145,157
Hubei Jinli	248,179	291,952	480,595	513,737
Tianjin Jiabaili	5,267	51,013	10,485	105,521
Xiangtian Trade	296	-	589	-
Wine Co.	56,027	51,656	138,165	51,656
Herbal Wine Co.	9,976	10,118	24,766	10,118
Consolidated depreciation and amortization expenses	507,872	534,021	1,024,780	937,029
Less: depreciation and amortization expenses - discontinued operations	(66,003)	(61,774)	(162,931)	(61,774)
Depreciation and amortization expenses - continuing operations	$441,869	$472,247	$861,849	$875,255

XT Energy Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Interest expense:
Sanhe Xiangtian	$-	$(207)	$-	$5,834
Xianning Xiangtian	-	170,389	35,853	583,494
Hubei Jinli	-	56,171	-	114,253
Consolidated interest expense	$-	$226,353	$35,853	$703,581

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Capital expenditures:
Sanhe Xiangtian	$-	$18	$-	$47,049
Xianning Xiangtian	2,328	570	4,668	1,835
Jingshan Sanhe	359,256	625,253	1,373,760	890,576
Xiangtian Zhongdian	-	55	-	8,095
Hubei Jinli	389,348	239,638	397,100	384,281
Tianjin Jiabaili	-	6,297	-	18,657
Wine Co.	(3,549)	73,644	-	73,644
Consolidated capital expenditures	747,383	945,475	1,775,528	1,424,137
Less: capital expenditures - discontinued operations	3,549	(73,644)	-	(73,644)
Capital expenditures - continuing operations	$750,932	$871,831	$1,775,528	$1,350,493

Total assets of each division as of January 31, 2020 and July 31, 2019 consisted of the following:

	January 31, 2020	July 31, 2019
Total assets:
Sanhe Xiangtian	$1,018,555	$4,889,875
Xianning Xiangtian	15,293,107	7,969,624
Jingshan Sanhe	8,971,226	6,969,849
Xiangtian Zhongdian	3,311,971	7,731,512
Hubei Jinli	20,821,908	21,635,194
Tianjin Jiabaili	309,482	302,518
Xiangtian Trade	569,233	483,168
Wine Co.	-	11,005,886
Herbal Wine Co.	-	2,973,064
All four holding entities	636,660	416,098
Consolidated assets	50,932,142	64,376,788
Less: assets - discontinued operations	-	(13,978,950)
Total assets - continuing operations	$50,932,142	$50,397,838

Note 18 – Subsequent events

In December 2019, a novel strain of coronavirus, or COVID-19, surfaced and it has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Substantially all of the Company’s revenue is concentrated in China. Consequently, the COVID-19 outbreak may materially adversely affect the Company’s business operations, financial condition and operating results for 2020, including but not limited to material negative impact on the Company’s total revenues, slower collection of accounts receivables, additional allowance for doubtful accounts, slower usage of inventories and additional allowance for inventories obsolescence. Because of the significant uncertainties surrounding the COVID-19 outbreak, the extent of the business disruption and the related financial impact cannot be reasonably estimated at this time.

On April 14, 2020, the Company’s Board of Directors (the “Board”), discussed a plan to pursue the potential sale of all its ownership interest in Jingshan Sanhe and Hubei Jinli due to the coronavirus outbreak might affect the Company’s future business operations and desired to scale back its variety of businesses. Therefore the result of operations will be presented as discontinued operations for Jingshan Sanhe and Hubei Jinli as of April 30, 2020 and for the three and nine months ended April 30, 2020 unaudited condensed consolidated financial statements and thereafter until the business will be disposed. As of January 31, 2020, the carrying value of net (deficiencies) assets of Jingshan Shanhe and Hubei Jinli are approximately $(4.6) million and $19.5 million, respectively.

The following unaudited pro forma results of operations presents the Company’s financial results as if the disposal of Jingshan Sanhe and Hubei Jinli had been completed on August 1, 2019. The unaudited pro forma results do not reflect operating efficiencies or potential cost savings which may result from the consolidation of operations. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations that the Company would have recognized had we completed the transaction on August 1, 2019. Future results may vary significantly from the results in this pro forma information because of future events and transactions, as well as other factors.

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2020	2019	2020	2019
Revenue	$1,162,872	$15,470,026	$2,926,023	$30,726,401
Cost of revenue	1,224,307	13,376,547	4,382,695	26,163,394
Gross profit (loss)	(61,435)	2,093,479	(1,456,672)	4,563,007
Total operating expenses	6,474,718	2,208,209	8,582,044	3,256,499
(Loss) income from operations	(6,536,153)	(114,730)	(10,038,716)	1,306,508
Other expense, net	(127,807)	(12,989)	(120,823)	(448,604)
(Loss) income before income taxes	(6,663,960)	(127,719)	(10,159,539)	857,904
Income tax expense	(62,643)	(301,889)	(11,984)	(529,927)
(Loss) income from continuing operations	(6,726,603)	(429,608)	(10,171,523)	327,977
(Loss) income from discontinued operations	(797,780)	270,804	(972,542)	270,804
Net (loss) income	(7,524,383)	(158,804)	(11,144,065)	598,781
Less: Net (loss) income attributable to noncontrolling interests from continuing operations	(972,049)	85,464	(1,215,078)	287,906
Less: Net (loss) income attributable to noncontrolling interests from discontinued operations	(34,372)	27,081	(51,848)	27,081
Net (loss) income attributable to XT Energy Group, Inc.	$(6,517,962)	$(271,349)	$(9,877,139)	$283,794
(Loss) earnings per common share - basic and diluted
Continuing operations	$(0.01)	$(0.00)	$(0.02)	$0.00
Discontinued operations	$(0.00)	$0.00	$(0.00)	$0.00
Weighted average number of common shares outstanding - basic and diluted	531,042,000	591,042,000	531,042,000	591,042,000

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

The table below illustrates the businesses we conduct through our subsidiaries and consolidated affiliated entities:

Subsidiary	Principal Business	Location
Sanhe Xiangtian	Sales of PV panels, air compression equipment and heat pump products and sale and installation of power generation systems and PV systems	Hebei Province
Xiangtian Zhongdian	Manufacture and sales of PV panels	Hubei Province
Jingshan Sanhe	Manufacturing and sales of Synthetic fuel products	Hubei Province
Hubei Jinli	Manufacture and sales of hydraulic parts and electronic components	Hubei Province
Tianjin Jiabaili	Synthetic fuel production	Tianjin
Xianning Xiangtian	Manufacturing and sales of air compression equipment and heat pump products	Hubei Province
Xiangtian Trade	Sale of synthetic fuel products	Hubei Province
Rongentang Wine*	Wine production	Hubei Province
Rongentang Herbal Wine*	Herbal Wine production	Hubei Province

*	Disposed in January 2020

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

On May 24, 2019, our Board of Directors (the “Board”), discussed a plan to pursue the potential sale of all its ownership interest in Herbal Wine Co. and Wine Co. in order to shift its business focus on its energy related business. Therefore the result of operations was presented as discontinued operations as of and for the three and six months ended January 31, 2020 unaudited condensed consolidated financial statements.

On December 16, 2019, the board of directors of Xiangtian Zhongdian made a decision to suspend its current operations temporarily and will further make determination on its future sales plan of PV Panels in Xiangtian Zhongdian. Currently, management is in the negotiation process with the non-controlling shareholder of Xiangtian Zhongdian about acquiring the remaining 30% non-controlling interest of Xiangtian Zhongdian. Our PV panels operations is expected to resume back to the normal level once we acquired the 30% non-controlling interest of Xiangtian Zhongdian.

On January 6, 2020, the Company entered into an equity transfer agreement with Kairui Tong and Hao Huang (the “Buyers”), which the Company agreed to sell its 90% ownership in Wine Co. and Herbal Wine Co. to the Buyers for approximately $9.6 million (RMB 67.5 million), of which, 54% ownership are sold to Kairui Tong, the legal representative and general manager of Wine Co. and Herbal Wine Co, and 36% ownership are sold to Hao Huang, an unrelated third party. The result of operations of Rongentang was presented as discontinued operations for the three and six months ended January 31, 2020 unaudited condensed consolidated financial statements. (See Note 4 – Discontinued Operations).

On April 14, 2020, the Company’s Board of Directors (the “Board”), discussed a plan to pursue the potential sale of all its ownership interest in Jingshan Sanhe and Hubei Jinli due to the anticipated effect of the coronavirus on the Company’s future business operations and desired to scale back its variety of businesses. Therefore the result of operations will be presented as discontinued operations for Jingshan Sanhe and Hubei Jinli as of April 30, 2020 and for the three and nine months ended April 30, 2020 unaudited condensed consolidated financial statements and thereafter until the business will be disposed.

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

Natural disaster or health epidemics

In December 2019, a novel strain of coronavirus, or COVID-19, surfaced and it has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Substantially all of our revenue is concentrated in China. Consequently, the COVID-19 outbreak may materially adversely affect our business operations, financial condition and operating results for 2020. In March 2020, the temporary closure of stores and facilities, or the ’shelter in place’ order, in China was lifted and many businesses have resumed normal operations. We believe the epidemic may have a short-term negative effect on our business. However, because of the significant uncertainties surrounding the COVID-19 outbreak, the extent of the business disruption and the related financial impact cannot be reasonably estimated at this time. There is no guarantee that our total revenues will grow or remain at a similar level as compared to 2019.

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

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statement of the Company for the three and six months ended January 31, 2020 and 2019 and related notes thereto.

The Three Months Ended January 31, 2020 Compared to the Three Months Ended January 31, 2019

	For the Three Months Ended January 31, 2020	For the Three Months Ended January 31, 2019	Change	Change (%)
Revenue	$2,971,667	$21,412,050	$(18,440,383)	(86.1)%
Cost of revenue	2,245,313	16,035,930	(13,790,617)	(86.0)%
Gross profit	726,354	5,376,120	(4,649,766)	(86.5)%
Operating expenses	8,578,283	2,846,330	5,731,953	201.4%
(Loss) income from operations	(7,851,929)	2,529,790	(10,381,719)	(410.4)%
Other expenses, net	(119,356)	(111,458)	(7,898)	7.1%
(Loss) income before income taxes	(7,971,285)	2,418,332	(10,389,617)	(429.6)%
Income tax benefit (expense)	262,678	(959,092)	1,221,770	(127.4)%
(Loss) income from continuing operations	(7,708,607)	1,459,240	(9,167,847)	(628.3)%
(Loss) income from discontinued operations, net of applicable income taxes	(343,713)	270,804	(614,517)	(226.9)%
Loss on sale of discontinued operations, net of applicable income taxes	(454,067)	-	(454,067)	(100.0)%
Net (loss) income	(8,506,387)	1,730,044	(10,236,431)	(591.7)%
Less: Net (loss) income attributable to non-controlling interest from continuing operations	(972,049)	85,464	(1,057,513)	(1,237.4)%
Less: Net (loss) income attributable to non-controlling interests from discontinued operations	(34,372)	27,081	(61,453)	(226.9)%
Net (loss) income attributable to common stockholders	$(7,499,966)	$1,617,499	$(9,117,465)	(563.7)%
Net (loss) income per share attributable to common stockholders
Basic and diluted (loss) earnings per share – Continuing operations	$(0.01)	$0.00	$(0.01)	(100.0)%
Basic and diluted (loss) earnings per share – Discontinued operations	$(0.00)	$0.00	$0.00	-%

Continuing Operations

Revenue

Our revenue was derived from the sales of PV panels and others, heat pump products, high-grade synthetic fuel products, hydraulic parts and electronic components for the three months ended January 31, 2020.

Total revenues decreased by $18,440,383 or 86.1%, to $2,971,667 for the three months ended January 31, 2020 as compared to $21,412,050 for the same period in 2019. The overall decrease was primarily attributable to the decrease of revenue generated from sales of PV panels and other products, heat pumps, and high-grade synthetic fuel products. See the table below for a detailed analysis of the decrease in our revenue.

Our revenue from our revenue categories is summarized as follows:

	For the Three Months Ended January 31, 2020	For the Three Months Ended January 31, 2019	Change	Change (%)
Revenue
PV panels and others	143,496	11,311,832	(11,168,336)	(98.7)%
Air compression equipment and other components	-	389,477	(389,477)	(100.0)%
Heat pumps	1,016,082	3,338,872	(2,322,790)	(69.6)%
High-grade synthetic fuel	73,798	4,183,310	(4,109,512)	(98.2)%
Hydraulic parts and electronic components	1,738,291	2,188,559	(450,268)	(20.6)%
Total revenue	$2,971,667	$21,412,050	$(18,440,383)	(86.1)%

Sales of PV panels and others decreased by $11,168,336 or 98.7% from $11,311,832 for the three months ended January 31, 2019 to $143,496 for the same period in 2020. The decrease in sales of PV panels and others was primarily due to significant decrease in sales from Xiangtian Zhongdian. We are currently operating under certain disagreements with our non-controlling shareholder in Xiangtian Zhongdian, which lead to Xiangtian Zhongdian to put the PV panels sales orders on hold. As a result, our sales of PV panels decreased during the three months ended January 31, 2020 as compared to the same period in 2019. Currently, our disagreements with the non-controlling shareholder in Xiangtian Zhongdian still has not been resolved. Management is in the negotiation process with the non-controlling shareholder of Xiangtian Zhongdian about acquiring the remaining 30% ownership interest. Our PV panel operations are expected to resume back to the normal level once this issue is resolved. However, sales from PV panels are expected to decrease as compared to the prior period due to the non-controlling shareholder in Xiangtian Zhongdian having retained their marketing team and will be leaving Xiangtian Zhongdian. We will start developing our own PV panels market with our internal marketing sources.

Sales of air compression equipment and other components decreased by $389,477 or 100.0% and the sales of heat pumps decreased by $2,322,790 or 69.6% for the three months ended January 31, 2020 as compared to the same period in 2019. The decrease was attributable to significant decrease in sales orders as we lost some large air compression equipment and heat pump customers during the three months ended January 31, 2020 as compared to the same period in 2019 which resulted in lesser sales orders in the current period. Our sales from air compression equipment and heat pumps are expected to be decreased as compared to the prior period going forward as we recently did not put a lot of research and development activities to keep up with the latest technology of the air compression and heat pumps products. We anticipate a decrease in future sales of heat pumps and air compression, and as a result our competitors will, in all likelihood gain a greater market share in this industry.

Sales of high-grade synthetic fuel decreased by $4,109,512 or 98.2% for the three months ended January 31, 2020 as compared to the same period in 2019 mainly due to significant decrease in sales from Jingshan Sanhe. Jingshan Sanhe has expanded its production facilities for the anticipation of the sales orders that we have received of our high-grade synthetic fuel products. During the three months ended January 31, 2020, we were pending final completion and inspection approval of our production facilities expansion in April 2020, which prevented Jingshan Sanhe’s ability to manufacture our high-grade synthetic fuel products during the period. As a result, we took longer time to complete and test our production facilities in order for us to produce a high quality of our products. With the COVID-19 production plant closure in February and March 2020 in the Hubei province, our sales of high-grade synthetic fuel is expected to resume back to the normal level upon resuming our production which we will resume operations in June 2020. On April 14, 2020, the Board discussed a plan to pursue the potential sale of    all its ownership interest in Jingshan Sanhe due to the coronavirus outbreak might affect the Company’s future business operations and desired to scale back our variety of businesses. Therefore the result of operations will be presented as discontinued operations for Jingshan Sanhe as of April 30, 2020 and for the three and nine months ended April 30, 2020 unaudited condensed consolidated financial statements and thereafter until the business will be disposed.

Sales of hydraulic parts and electronic components decreased by $450,268 or 20.6% for the three months ended January 31, 2020 as compared to the same period in 2019 due to less governmental contracts. October 1, 2019 is the 70th National Day of PRC, of which the Chinese government had more products demands in the three months ended January 31, 2019 for the anticipating of the 70th National Day of PRC ceremony as compared to the same period of 2020 because the Chinese military force weapons includes our hydraulic parts and electronic components as their raw materials. We are expecting our revenue generated by hydraulic parts and electronic components business from Jinli will decrease because we believe the demand of our products from the Chinese military may decrease as the uncertainty surrounding the coronavirus outbreak, which the Chinese government might need to provide more funding to other industry needs the funding the most. On April 14, 2020, the Board discussed a plan to pursue the potential sale of all its ownership interest in Jinli due to the anticipation that the coronavirus outbreak might affect the Company’s future business operations and desired to scale back our variety of businesses. Therefore the result of operations will be presented as discontinued operations for Jinli as of April 30, 2020 and for the three and nine months ended April 30, 2020 unaudited condensed consolidated financial statements and thereafter until the business will be disposed.

Cost of Revenue

Total cost of revenue decreased by $13,790,617, or 86.0%, to $2,245,313 for the three months ended January 31, 2020 as compared to $16,035,930 for the same period in 2019. The decrease in cost of revenue is in line with the decrease in revenue except the cost of revenue of Hydraulic parts and electronic components.

Our cost of revenue from our revenue categories is summarized as follows:

	For the Three Months Ended January 31, 2020	For the Three Months Ended January 31, 2019	Change	Change (%)
Cost of revenue
PV panels and others	344,909	10,157,514	(9,812,605)	(96.6)%
Air compression equipment and other components	-	186,182	(186,182)	(100.0)%
Heat pumps	879,396	2,815,295	(1,935,899)	(68.8)%
High-grade synthetic fuel	121,460	2,185,989	(2,064,529)	(94.4)%
Hydraulic parts and electronic components	899,548	690,950	208,598	30.2%
Total cost of revenue	$2,245,313	$16,035,930	$(13,790,617)	(86.0)%

Cost of revenue of hydraulic parts and electronic components increased by $208,598 or 30.2% for the three months ended January 31, 2020 as compared to the same period in 2019 mainly due to the increase of the cost per unit of our hydraulic parts as we need to hire an outsourcing vendor to work on the specific needs of the hydraulic parts.

Gross Profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Three Months Ended January 31, 2020	For the Three Months Ended January 31, 2019	Change	Change (%)
PV panels and others
Gross (loss) profit margin	$(201,413)	$1,154,318	$(1,355,731)	(117.4)%
Gross profit percentage	(140.4)%	10.2%	(150.6)%

Air compression equipment and other components
Gross profit margin	$-	$203,295	$(203,295)	(100.0)%
Gross profit percentage	-%	52.2%	(52.2)%

Heat pumps
Gross profit margin	$136,686	$523,577	$(386,891)	(73.9)%
Gross profit percentage	13.5%	15.7%	(2.2)%

High-grade synthetic fuel
Gross (loss) profit margin	$(47,662)	$1,997,321	$(2,044,983)	(102.4)%
Gross profit percentage	(64.6)%	47.7%	(112.3)%

Hydraulic parts and electronic components
Gross profit margin	$838,743	$1,497,609	$(658,866)	(44.0)%
Gross profit percentage	48.3%	68.4%	(20.1)%

Total
Gross profit margin	$726,354	$5,376,120	$(4,649,766)	(86.5)%
Gross profit percentage	24.4%	25.1%	(0.7)%

Our gross profit decreased by $4,649,766, or 86.5%, to $726,354 during the three months ended January 31, 2020 from $5,376,120 for the same period in 2019. The decrease in gross profit was primarily due to the significant decrease in revenues from sales of PV panels and other products, high-grade synthetic fuel products and hydraulic parts and electronic components.

For the three months ended January 31, 2020 and 2019, our overall gross profit percentage was 24.4% and 25.1%, respectively. The decrease of 0.7% was primarily due to the increase in cost of revenue as we provided allowance for aging inventories and the increase of cost of revenue of our hydraulic parts and electronic components products.

Gross (loss) profit percentage for PV panels and others revenue was (140.4%) and 10.2% for the three months ended January 31, 2020 and 2019, respectively. The decrease of gross profit percentage was due to the increase in cost of revenue as we provided allowance for aging inventories due to slow moving of our inventories and lack of sales as discussed above.

Gross profit percentage for air compression equipment and other components revenue was 52.2% for the three months ended January 31, 2019. We did not sell any air compression equipment and other components during the three months ended January 31, 2020.

Gross profit percentage for heat pumps revenue was 13.5% and 15.7% for the three months ended January 31, 2020 and 2019, respectively. The slight decrease is mainly due to the decrease of selling prices. There more competitions in the market while we recently did not put a lot of research and development activities to keep up with the latest technology of our heat pumps product to stay competitive, for which we need to lower our selling price to stay in competitiveness. .

Gross (loss) profit percentage for high-grade synthetic fuel revenue was (64.6%) and 47.7% for the three months ended January 31, 2020 and 2019, respectively. The decrease in gross profit percentage was primarily due to higher cost in manufacturing our newly developed engine cleaner, Xiangtian No. 5, during the testing phase in the three months ended January 31, 2020 while we were pending final completion and inspection approval of our production facilities expansion in January 2020, for which we sold our Xiangtian No. 5 samples. In the three months ended January 31, 2019, we sold our Green Energy No. 1 products under normal capacity situation.

Gross profit percentage for hydraulic parts and electronic components revenue was 48.3% and 68.4% for the three months ended January 31, 2020 and 2019, respectively. The decrease in gross profit percentage was due to increase of cost of revenue as the increase of the unit price of our hydraulic parts as we need to hire an outsourcing vendor to work on the specific needs of the hydraulic parts during the three months ended January 31, 2020.

Operating Expenses

Total operating expenses increased by $5,731,953 or 201.4% from $2,846,330 during the three months ended January 31, 2019 to $8,578,283 during the same period in 2020. The increase in operating expenses was mainly attributable to (i) the increase in general and administrative expenses of $532,144, (ii) the increase in research and development expenses of $345,612 and (iii) the increase in impairment of advances to suppliers of 538,809 and (vi) the increase in impairment loss of long-lived assets of $4,999,504. This increase was offset by (i) the decrease in selling expenses of $35,178 and (ii) the increase in recovery for doubtful accounts of $493,194 as we have collected some aged receivables.

The decrease in selling expenses of approximately $35,000 was mainly attributable to the decrease in marketing expenses of approximately $321,000 to our sales representatives as we determined adding sales representatives is not an effective way to promote our products and started to minimizing our marketing expenses. The decrease was offset by the increase in shipping expenses of approximately $280,000 as we need to take care the shipping cost of our hydraulic parts from outsourcing vendor to our customers.

The increase in general and administrative expenses of approximately $532,000 was mainly attributable to (i) the increase in salaries, social insurance expenses, and benefits expenses of approximately $245,000 mainly due to the allocation of the production line personnel salary and their related social insurance and benefit into general and administrative expense as we have limited or no production in Xiangtian Zhongdian and Jingshan Sanhe, and (ii) the increase in rent, utilities and property management expenses of approximately $413,000 mainly due to the allocation of our leased factories and equipment and related cost into general and administrative expense as we have limited or no production in Xiangtian Zhongdian and Jingshan Sanhe, and (iii) the increase in other general and administrative expenses including office expenses, meals and entertainment, training and other service expenses of approximately $247,000 as we were more focusing on training our employees while having limited or no production in Xiangtian Zhongdian and Jingshan Sanhe. This increase was offset by approximately $307,000 decrease in professional fees including legal fees, audit fees and consulting fees, as we incurred significant professional fees in relation to the acquisition of Rongentang as well as incurring more up-listing cost during the three months ended January 31, 2019 and we did not incur such professional fees in the same period in 2020 as we currently put our up-listing plan on hold. The increase was also offset by approximately $91,000 decrease in insurance expenses.

The increase of R&D expenses of approximately $346,000 was mainly due to our research and development costs incurred on improving our hydraulic parts and electronic components products as well as researching and developing new high-grade synthetic fuel products.

The increase of impairment of advances to suppliers of approximately $539,000 was mainly due to Xiangtian Zhongdian lacked of productions, we provided impairments on advances to suppliers.

The increase of impairment loss of long-lived assets of approximately $5,000,000 was mainly due to Sanhe Xiangtian and Xiangtian Zhongdian lacked of productions, we provided impairments on production equipment and relevant patents.

Other Income (Expenses), Net

Total other expenses increased by $7,898 or 7.1% from $111,458 during the three months ended January 31, 2019 to $119,356 during the same period in 2020. The increase in total other expenses was mainly attributable to the increase in other expense as we made approximately $285,000 donation to the Red Cross Society of Hubei province and Xianning City for helping current COVID-19 patients and the increase in other income of approximately $176,000, as we received more government grants for technological transformation. This increase in other expense was offset by approximately $196,000 decrease in interest expense as we did not obtained any new related party loan during the three months ended January 31, 2020.

Income Tax Benefit (Expense)

Our current income tax benefit (expense) was $262,678 and $(959,092) for the three months ended January 31, 2020 and 2019, respectively. The increase of income tax benefit is due to the fact that we utilized the income tax benefit from our VIEs and controlled entities which we incurred losses in current period while incurring income tax expenses in prior periods for the three months ended January 31, 2020. We have also provided 100% allowance on net operating losses for our VIEs and controlled entities which incurred losses in the three months ended January 31, 2020. In the three months ended January 31, 2019, our income tax expense was incurred by our profitable VIEs and controlled entities in both periods and we have provided 100% allowance on net operating losses for our VIEs and controlled entities which incurred losses.

(Loss) Income from Continuing Operations

Our net loss from continuing operations increased by $9,167,847, or 628.3%, to net loss of $7,708,607 for the three months ended January 31, 2020, from a net income of $1,459,240 for the same period in 2019. Such change was the result of the combination of the changes discussed above.

Discontinued Operations

Net Loss from Discontinued Operations

Our net loss from discontinued operations increased by $614,517, or 226.9%, to net loss of $343,713 for the three months ended January 31, 2020, from a net income of $270,804 for the three months ended January 31, 2019. The increase in loss from discontinued operations was predominantly due to the expenses generated by Herbal Wine Co. and Wine Co. which considered as discontinued operations and loss on sale of discontinued operations as we entered into an equity transfer agreement with Kairui Tong and Hao Huang (the “Buyers”) on January 6, 2020, which we agreed to sell its 90% ownership in Wine Co. and Herbal Wine Co. to the Buyers for approximately $9.6 million (RMB 67.5 million), of which, 54% ownership are sold to Kairui Tong, the legal representative and general manager of Wine Co. and Herbal Wine Co, and 36% ownership are sold to Hao Huang, an unrelated third party. We were generating income from the Wine Co. and Herbal Wine Co. in the same period in 2019. See Note 4 – Discontinued operations.

Net loss on sale of discontinued operations

Our net loss on sale of discontinued operations increased by $454,067, or 100.0%, to net loss of $454,067 for the three months ended January 31, 2020, from a net income of $0 for the three months ended January 31, 2019. The increase in loss on sale of discontinued operations was due to the sale of Wine Co. and Herbal Wine Co.

Net (Loss) Income

Our net loss increased by $10,236,431, or 591.7%, to net loss of $8,506,387 for the three months ended January 31, 2020 from a net income of $1,730,044 for the three months ended January 31, 2019. Such change was the result of the combination of the changes discussed above.

The Six Months Ended January 31, 2020 Compared to the Six Months Ended January 31, 2019

	For the Six Months Ended January 31, 2020	For the Six Months Ended January 31, 2019	Change	Change (%)

Revenue	$6,138,503	$41,400,488	$(35,261,985)	(85.2)%
Cost of revenue	6,019,093	31,828,853	(25,809,760)	(81.1)%
Gross profit	119,410	9,571,635	(9,452,225)	(98.8)%
Operating expenses	11,894,238	4,500,214	7,394,024	164.3%
(Loss) income from operations	(11,774,828)	5,071,421	(16,846,249)	(332.2)%
Other expenses, net	(103,737)	(548,736)	444,999	(81.1)%
(Loss) income before income taxes	(11,878,565)	4,522,685	(16,401,250)	(362.6)%
Income tax benefit (expense)	216,482	(1,485,236)	1,701,718	(114.6)%
(Loss) income from continuing operations	(11,662,083)	3,037,449	(14,699,532)	(483.9)%
(Loss) income from discontinued operations, net of applicable income taxes	(518,475)	270,804	(789,279)	(291.5)%
Loss on sale of discontinued operations, net of applicable income taxes	(454,067)	-	(454,067)	(100.0)%
Net (loss) income	(12,634,625)	3,308,253	(15,942,878)	(481.9)%
Less: Net (loss) income attributable to non-controlling interest from continuing operations	(1,215,078)	287,906	(1,502,984)	(522.0)%
Less: Net (loss) income attributable to non-controlling interests from discontinued operations	(51,848)	27,081	(78,929)	(291.5)%
Net (loss) income attributable to common stockholders	$(11,367,699)	$2,993,266	$(14,360,965)	(479.8)%
Net (loss) income per share attributable to common stockholders
Basic and diluted (loss) earnings per share – Continuing operations	$(0.02)	$0.00	$(0.02)	(100.0)%
Basic and diluted (loss) earnings per share – Discontinued operations	$(0.00)	$0.00	$(0.00)	-%

Continuing Operations

Revenue

Our revenue was derived from the sales of PV panels and others, heat pump products, high-grade synthetic fuel products and hydraulic parts and electronic components for the six months ended January 31, 2020.

Total revenues decreased by $35,261,985 or 85.2%, to $ 6,138,503 for the six months ended January 31, 2020 as compared to $41,400,488 for the same period in 2019. The overall decrease was primarily attributable to the decrease of revenue generated from sales of PV panels and other products, air compression equipment and other components, heat pumps, and high-grade synthetic fuel products. See the table below for a detailed analysis of the decrease in our revenue.

Our revenue from our revenue categories is summarized as follows:

	For the Six Months Ended January 31, 2020	For the Six Months Ended January 31, 2019	Change	Change (%)
Revenue
Installation of power generation systems	$-	$389,482	$(389,482)	(100.0)%
PV panels and others	1,848,293	20,413,526	(18,565,233)	(90.9)%
Air compression equipment and other components	-	1,390,688	(1,390,688)	(100.0)%
Heat pumps	1,074,068	7,582,436	(6,508,368)	(85.8)%
High-grade synthetic fuel	113,774	8,280,062	(8,166,288)	(98.6)%
Hydraulic parts and electronic components	3,102,368	3,344,294	(241,926)	(7.2)%
Total revenue	$6,138,503	$41,400,488	$(35,261,985)	(85.2)%

Installation of power generation systems revenue decreased by $389,482 or 100.0% from $389,482 for the six months ended January 31, 2019 to $0 for the same period in 2020 because we did not have any new installation projects performed during the six months ended January 31, 2020 as we have not been focusing on our power generation systems business. We are no longer focusing on the installation of power generation systems but to sell the PV panels separately. As a result, we do not expect our installation of power generation systems will be generating any significant revenues.

Sales of PV panels and others decreased by $18,565,233 or 90.9% from $20,413,526 for the six months ended January 31, 2019 to $1,848,293 for the same period in 2020. The decrease in sales of PV panels and others was primarily due to significant decrease in sales from Xiangtian Zhongdian. We are currently operating under certain disagreements with our non-controlling shareholder in Xiangtian Zhongdian, which lead to Xiangtian Zhongdian to put the PV panels sales orders on hold. As a result, our sales of PV panels decreased during the six months ended January 31, 2020 as compared to the same period in 2019. Currently, our disagreements with the non-controlling shareholder in Xiangtian Zhongdian still has not been resolved. Management is in the process of negotiating with the non-controlling shareholder in Xiangtian Zhongdian about acquiring the remaining 30% ownership interest. Our PV panels operations is expected to resume back to the normal level once this issue is resolved. However, our sales from PV panels is expected to decrease as compared to the prior period due to the non-controlling shareholder in Xiangtian Zhongdian having retained their marketing team and will be leaving Xiangtian Zhongdian. We will start developing our own PV panels market with our internal marketing sources.

Sales of air compression equipment and other components decreased by $1,390,688 or 100.0% and the sales of heat pumps decreased by $6,508,368 or 85.8% for the six months ended January 31, 2020 as compared to the same period in 2019. The decrease was attributable to significant decrease in sales orders as we lost some large air compression equipment and heat pump customers during the six months ended January 31, 2020 as compared to the same period in 2019 which resulted in lesser sales orders in the current period. Our sales from air compression equipment and heat pumps are expected to be decreased as compared to the prior period going forward as we recently did not put a lot of research and development activities to keep up with the latest technology of the air compression and heat pumps products. We anticipate a decrease in future sales of heat pumps and air compression, and as a result our competitors will, in all likelihood gain a greater market share in this industry.

Sales of high-grade synthetic fuel decreased by $8,166,288 or 98.6% for the six months ended January 31, 2020 as compared to the same period in 2019 mainly due to significant decrease in sales from Jingshan Sanhe. Jingshan Sanhe has expanded its production facilities for the anticipation of the sales orders that we have received of our high-grade synthetic fuel products. During the six months ended January 31, 2020, we were pending final completion and inspection approval of our production facilities expansion in April 2020, which prevented Jingshan Sanhe’s ability to manufacture our high-grade synthetic fuel products during the period. As a result, we took longer time to complete and test our production facilities in order for us to produce a high quality of our products. With the COVID-19 production plant closure in February and March 2020 in the Hubei province, our sales of high-grade synthetic fuel is expected to resume back to the normal level upon resuming our production which we will resume operations in June 2020. On April 14, 2020, the Board discussed a plan to pursue the potential sale of all its ownership interest in Jingshan Sanhe due to the coronavirus outbreak might affect the Company’s future business operations and desired to scale back our variety of businesses. Therefore the result of operations will be presented as discontinued operations for Jingshan Sanhe as of April 30, 2020 and for the three and nine months ended April 30, 2020 unaudited condensed consolidated financial statements and thereafter until the business will be disposed.

Sales of hydraulic parts and electronic components decreased by $241,926 or 7.2% for the six months ended January 31, 2020 as compared to the same period in 2019 due to less governmental contracts. We are expecting our revenue generated by hydraulic parts and electronic components business from Jinli will decrease because we believe the demand of our products from the Chinese military may decrease as the uncertainty surrounding the COVID-19 outbreak. On April 14, 2020, the Board discussed a plan to pursue the potential sale of all its ownership interest in Jinli due to the coronavirus outbreak might affect the Company’s future business operations and desired to scale back our variety of businesses. Therefore the result of operations will be presented as discontinued operations for Jinli as of April 30, 2020 and for the three and nine months ended April 30, 2020 unaudited condensed consolidated financial statements and thereafter until the business will be disposed.

Cost of Revenue

Total cost of revenue decreased by $25,809,760, or 81.1%, to $6,019,093 for the six months ended January 31, 2020 as compared to $31,828,853 for the same period in 2019. The decrease in cost of revenue is in line with the decrease in revenue except the cost of revenue of Hydraulic parts and electronic components.

Our cost of revenue from our revenue categories is summarized as follows:

	For the Six Months Ended January 31, 2020	For the Six Months Ended January 31, 2019	Change	Change (%)
Cost of revenue
Installation of power generation systems	$-	$357,708	$(357,708)	(100.0)%
PV panels and others	2,495,067	18,350,972	(15,855,905)	(86.4)%
Air compression equipment and other components	-	905,208	(905,208)	(100.0)%
Heat pumps	1,887,628	6,202,740	(4,315,112)	(69.6)%
High-grade synthetic fuel	156,930	4,704,035	(4,547,105)	(96.7)%
Hydraulic parts and electronic components	1,479,468	1,308,190	171,278	13.1%
Total cost of revenue	$6,019,093	$31,828,853	$(25,809,760)	(81.1)%

Cost of revenue of hydraulic parts and electronic components increased by $171,278 or 13.1% for the six months ended January 31, 2020 as compared to the same period in 2019 mainly due to the increase of the unit price of our hydraulic parts as we need to hire an outsourcing vendor to work on the specific needs of the hydraulic parts.

Gross Profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Six Months Ended January 31, 2020	For the Six Months Ended January 31, 2019	Change	Change (%)
Installation of power generation systems
Gross profit margin	$-	$31,774	$(31,774)	(100.0)%
Gross profit percentage	-%	8.2%	(8.2)%

PV panels and others
Gross (loss) profit margin	$(646,774)	$2,062,554	$(2,709,328)	(131.4)%
Gross profit percentage	(35.0)%	10.1%	(45.1)%

Air compression equipment and other components
Gross profit margin	$-	$485,480	$(485,480)	(100.0)%
Gross profit percentage	-%	34.9%	(34.9)%

Heat pumps
Gross (loss) profit margin	$(813,560)	$1,379,696	$(2,193,256)	(159.0)%
Gross profit percentage	(75.7)%	18.2%	(93.9)%

High-grade synthetic fuel
Gross (loss) profit margin	$(43,156)	$3,576,027	$(3,619,183)	(101.2)%
Gross profit percentage	(37.9)%	43.2%	(81.1)%

Hydraulic parts and electronic components
Gross profit margin	$1,622,900	$2,036,104	$(413,204)	(20.3)%
Gross profit percentage	52.3%	60.9%	(8.6)%

Total
Gross profit margin	$119,410	$9,571,635	$(9,452,225)	(98.8)%
Gross profit percentage	1.9%	23.1%	(21.2)%

Our gross profit decreased by $9,452,225, or 98.8%, to $119,410 during the six months ended January 31, 2020 from $9,571,635 for the same period in 2019. The decrease in gross profit was primarily due to the significant decrease in revenues from sales of PV panels and other products, heat pumps, and high-grade synthetic fuel products.

For the six months ended January 31, 2020 and 2019, our overall gross profit percentage was 1.9% and 23.1%, respectively. The decrease of 21.2% was primarily due to the increase in cost of revenue as we provided allowance for aging inventories.

Gross profit percentage for our installation of power generation systems revenue was 8.2% for the six months ended January 31, 2019. We did not have any installation project performed during the six months ended January 31, 2020.

Gross (loss) profit percentage for PV panels and others revenue was (35.0%) and 10.1% for the six months ended January 31, 2020 and 2019, respectively. The decrease of gross profit percentage was due to the increase in cost of revenue as we provided allowance for aging inventories due to slow moving of our inventories and lack of sales as discussed above.

Gross profit percentage for air compression equipment and other components revenue was 34.9% for the six months ended January 31, 2019. We did not sell any air compression equipment and other components during the six months ended January 31, 2020.

Gross (loss) profit percentage for heat pumps revenue was (75.7%) and 18.2% for the six months ended January 31, 2020 and 2019, respectively. The significant decrease is mainly due to the increase in cost of revenue as we provided allowance for aging inventories.

Gross (loss) profit percentage for high-grade synthetic fuel revenue was (37.9%) and 43.2% for the six months ended January 31, 2020 and 2019, respectively. The decrease in gross profit percentage was primarily due to higher cost in manufacturing our newly developed engine cleaner, Xiangtian No. 5, during the testing phase in the six months ended January 31, 2020 while we were pending final completion and inspection approval of our production facilities expansion in January 2020, for which we sold our Xiangtian No. 5 samples. In the six months ended January 31, 2019, we sold our Green Energy No. 1 products under normal capacity situation.

Gross profit percentage for hydraulic parts and electronic components revenue was 52.3% and 60.9% for the six months ended January 31, 2020 and 2019, respectively. The decrease in gross profit percentage was due to the increase of cost of revenue is due to the increase of the unit price of our hydraulic parts as we need to hire an outsourcing vendor to work on the specific needs of the hydraulic parts, which decreased our gross profit percentage.

Operating Expenses

Total operating expenses increased by $7,394,024 or 164.3% from $4,500,214 during the six months ended January 31, 2019 to $11,894,238 during the same period in 2020. The increase in operating expenses was mainly attributable to (i) the increase in selling expenses of $75,052, (ii) the increase in general and administrative expenses of $704,891, and (iii) the increase in research and development expenses of $439,688, (iv) the increase in provision for doubtful accounts of $791,824 as we have more aged receivables, (v) the increase in impairment of advances to suppliers of 538,809 and (vi) the increase in impairment loss of long-lived assets of $4,999,504.

The increase in selling expenses of approximately $75,000 was mainly attributable to the increase in shipping expenses of approximately $324,000 as we need to take care the shipping cost of our hydraulic parts from outsourcing vendor to our customers. The increase was offset by the decrease in marketing expenses of approximately $260,000 to our sales representatives as we determined adding sales representatives is not an effective way to promote our products and started to minimizing our marketing expenses.

The increase in general and administrative expenses of approximately $705,000 was mainly attributable to (i) the increase in salaries, social insurance expenses, and benefits expenses of approximately $494,000 mainly due to the allocation of the production line personnel salary and their related social insurance and benefit into general and administrative expense as we have limited or no production in Xiangtian Zhongdian and Jingshan Sanhe, and (ii) the increase in rent, utilities and property management expenses of approximately $670,000 mainly due to the allocation of our leased factories and equipment and related cost into general and administrative expense as we have limited or no production in Xiangtian Zhongdian and Jingshan Sanhe, and (iii) the increase in other general and administrative expenses including office expenses, meals and entertainment, training and supply expenses of approximately $175,000 as we were more focusing on training our employees while having limited or no production in Xiangtian Zhongdian and Jingshan Sanhe. This increase was offset by approximately $533,000 decrease in professional fees including legal fees, audit fees and consulting fees, as we incurred significant professional fees in relation to the acquisition of Hubei Jinli and Rongetang as well as incurring more up-listing cost during the six months ended January 31, 2019 and we did not incur such professional fees in the same period in 2020 as we currently put our up-listing plan on hold. The increase was also offset by approximately $94,000 decrease in insurance expenses.

The increase of R&D expenses of approximately $440,000 was mainly due to our research and development costs incurred on improving our hydraulic parts and electronic components products as well as researching and developing new high-grade synthetic fuel products.

The increase of impairment of advances to suppliers of approximately $539,000 was mainly due to Xiangtian Zhongdian lacked of productions, we provided impairments on advances to suppliers.

The increase of impairment loss of long-lived assets of approximately $5,000,000 was mainly due to Sanhe and Xiangtian Zhongdian lacked of productions, we provided impairments on production equipment and relevant patents.

Other (Expenses) Income, Net

Total other expenses decreased by $444,999 or 81.1% from total other expenses of $548,736 during the six months ended January 31, 2019 to $103,737 during the same period in 2020. The decrease in total other expenses was mainly attributable to the approximately $668,000 decrease in interest expense as we did not obtained any new related party loan during the six months ended January 31, 2020. This decrease was offset by the increase in other expense as we made approximately $285,000 donation to the Red Cross Society of Hubei province and Xianning City for helping current COVID-19 patients and the increase in other income of approximately $176,000, as we received more government grants for technological transformation.

Income Tax Benefit (Expense)

Our current income tax benefit (expense) was $216,482 and $(1,485,236) for the six months ended January 31, 2020 and 2019, respectively. The increase of income tax benefit is due to the fact that we utilized the income tax benefit from our VIEs and controlled entities which we incurred losses in current period while incurring income tax expenses in prior periods for the six months ended January 31, 2020. We have also provided 100% allowance on net operating losses for our VIEs and controlled entities which incurred losses in the six months ended January 31, 2020. In the six months ended January 31, 2019, our income tax expense was incurred by our profitable VIEs and controlled entities in both periods and we have provided 100% allowance on net operating losses for our VIEs and controlled entities which incurred losses.

(Loss) Income from Continuing Operations

Our net loss from continuing operations increased by $14,699,532, or 483.9%, to net loss of $11,662,083 for the six months ended January 31, 2020, from a net income of $3,037,449 for the same period in 2019. Such change was the result of the combination of the changes discussed above.

Discontinued Operations

Net Loss from Discontinued Operations

Our net loss from discontinued operations increased by $789,279, or 291.5%, to net loss of $518,475 for the six months ended January 31, 2020, from a net income of $270,804 for the six months ended January 31, 2019. The increase in loss from discontinued operations was predominantly due to the expenses generated by Herbal Wine Co. and Wine Co. which considered as discontinued operations and loss on sale of discontinued operations as we entered into an equity transfer agreement with Kairui Tong and Hao Huang (the “Buyers”) on January 6, 2020, which we agreed to sell its 90% ownership in Wine Co. and Herbal Wine Co. to the Buyers for approximately $9.6 million (RMB 67.5 million), of which, 54% ownership are sold to Kairui Tong, the legal representative and general manager of Wine Co. and Herbal Wine Co, and 36% ownership are sold to Hao Huang, an unrelated third party. We were generating income from the Wine Co. and Herbal Wine Co. in the same period in 2019. See Note 4 – Discontinued operations.

Net loss on sale of discontinued operations

Our net loss on sale of discontinued operations increased by $454,067, or 100.0%, to net loss of $454,067 for the six months ended January 31, 2020, from a net income of $0 for the six months ended January 31, 2019. The increase in loss on sale of discontinued operations was due to the sales of Wine Co. and Herbal Wine Co..

Net (Loss) Income

Our net loss increased by $15,942,878, or 481.9%, to net loss of $12,634,625 for the six months ended January 31, 2020 from a net income of $3,308,253 for the six months ended January 31, 2019. Such change was the result of the combination of the changes discussed above.

Liquidity and Capital Resources

Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Debt financing from related parties has been utilized to finance the working capital requirements of the Company and acquisitions of businesses. As of January 31, 2020, the Company’s working deficit was approximately $3.9 million and the Company had cash of approximately $2.9 million. Excluding other payable to related parties and director of approximately $7.5 million, the Company’s working capital was approximately $3.6 million. Although we believe that we can realize our current assets in the normal course of business, our ability to repay our current obligations will depend on the future realization of our current assets and the future operating revenues generated from our operations.

Our management has considered whether there is a going concern issue due to our recurring losses from operations. Management has determined there is substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to cease or curtail our operations. Management is trying to alleviate the going concern risk through the following sources:

●	we will continuously seek equity financing to support its working capital;

●	other available sources of financing from PRC banks and other financial institutions;

●	financial support and credit guarantee commitments from the Company’s related parties.

.

The following summarizes the key components of our cash flows for the six months ended January 31, 2020 and 2019.

	For the Six Months Ended January 31,
	2020	2019
Net cash (used in) provided by operating activities from continuing operations	$(362,412)	$14,712,859
Net cash used in operating activities from discontinued operations	(489,058)	(6,528,125)
Net cash used in investing activities from continuing operations	(2,388,578)	(8,325,942)
Net cash used in investing activities from discontinued operations	(4,800)	(73,644)
Net cash provided by (used in) financing activities from continuing operations	1,124,496	(12,282,205)
Net cash provided by financing activities from discontinued operations	-	6,211,051
Effect of exchange rate change on cash and restricted cash	(48,350)	64,321
Net change in cash and restricted cash	$(2,168,702)	$(6,221,685)

As of January 31, 2020 and July 31, 2019, we had a cash and restricted cash balance of $2,903,098 and $3,536,481, respectively, from continuing operations.

Operating Activities

Net cash used in operating activities from continuing operations was approximately $0.4 million for the six months ended January 31, 2020, which was mainly due to net loss from continuing operations of approximately $11.7 million, the increase in inventories of approximately $1.0 million, the increase in advance from customers of approximately $1.0 million, the increase in prepaid expenses of approximately $0.3 million, the payments of operating lease liabilities of approximately $0.5 million and the decrease in other payables and accrued liabilities of approximately $0.1 million. The net cash used in operating activities was partially offset by non-cash effects of depreciation and amortization expense of approximately $0.9 million, amortization of right-of-use assets of approximately $0.5 million, bad debt allowance of approximately $0.7 million, impairment of inventories of approximately $1.7 million, impairment of advances to suppliers of approximately $0.5 million, impairment loss of long-lived assets of approximately $5.0 million, the decrease in notes receivable of approximately $0.8 million, the decrease in accounts receivable as we collected approximately $1.6 million, the decrease in advances to suppliers of approximately $2.0 million, the decrease in other receivables as we collected approximately $0.3 million, and the increase in accounts payable of approximately $0.3 million.

Net cash provided by operating activities from continuing operations for the six months ended January 31, 2019 was mainly comprised of net income from continuing operations of approximately $3.0 million, the decrease in notes receivable as we collected bank notes of approximately $1.0 million, the decrease of contract assets of approximately $2.8 million, the increase of advance from customers of approximately $12.4 million as we have received significant sales orders for our high-grade synthetic fuel products which require customer deposits, the increase in other payables and accrued liabilities of approximately $0.4 million and the increase in income taxes payable of approximately $0.4 million. The net cash provided by operating activities from continuing operations was partially offset by the increase in inventories of approximately $1.4 million, the increase of advance to suppliers of approximately $2.5 million, and the decrease in accounts payable as we paid off approximately $1.8 million to our vendors as the payments became due.

Investing Activities

Net cash used in investing activities from continuing operations was approximately $2.4 million for the six months ended January 31, 2020, which was mainly comprised of the partial investment payments of approximately $0.4 million that we made in relation to the acquisition of Hubei Jinli, the purchase of property and equipment of approximately $1.7 million for our business expansion and loan to a related party of approximately $0.6 million with an annual interest rate of 4.75% offset by the refund of short-term investment of approximately $0.4 million.

Net cash used in investing activities from continuing operations for the six months ended January 31, 2019 was mainly comprised of the partial investment payments of approximately $8.8 million that we made in relation to the acquisition of Hubei Jinli and Tianjin Jiabaili, the purchase of property and equipment of approximately $1.4 million for our business expansion partially offset by the collection of loan receivable of approximately $1.7 million.

Financing Activities

Net cash provided by financing activities from continuing operations was approximately $1.1 million for the six months ended January 31, 2020, which was due to borrowings from related parties of approximately $1.1 million.

 Net cash used in financing activities from continuing operations for the six months ended January 31, 2019 was comprised of capital contribution from one shareholder of approximately $6.7 million, borrowings from related parties of approximately $1.5 million, and proceeds from related party loans of approximately $2.0 million partially offset by the payments of short-term bank loan, third party loan, and related party loan of approximately $0.5 million, $0.2 million and $22.0 million, respectively.

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

Contractual Obligations

As of January 31, 2020, the future minimum payments under certain of our contractual obligations were as follows:

		Payments Due In
Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Operating leases liabilities	$1,795,707	$926,297	$868,103	$872	$435
Long-term debt obligations	249,724	249,724	-	-	-
Due to related parties and third party	7,511,270	7,511,270	-	-	-
Total	$9,556,701	$8,687,291	$868,103	$872	$435

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

        If the sales of equipment is combined within the contract of the installation of power generation system with the Company performing significant service of integrating the equipment into the power generation system, the installation revenues and sales of equipment and system component are combined and considered as one performance obligation. The promises to transfer the equipment and system component and installation are not separately identifiable, which is evidencing by the fact that the Company provides a significant service of integrating the goods and services into a power generation system for which the customer has contracted. The Company currently does not have any modification of contract and the contract currently does not have any variable consideration.

There was no sale and installation of power generation systems revenue for the three months ended January 31, 2020 and 2019. The Company’s sale and installation of power generation systems revenue for the six months ended January 31, 2020 and 2019 were nil and $389,482, respectively.

Sales of products

Sales of products includes sales of PV panels, air compression equipment and other components, heat pumps, high-grate synthetic fuel, hydraulic parts and electronic components, wine and herbal wine. When these products are not being integrated into a service contract and being sold individually, the Company continues to derive its revenues from sales contracts with its customers with revenues being recognized upon delivery of products. Persuasive evidence of an arrangement is demonstrated via sales contract and invoice; and the sales price to the customer is fixed upon acceptance of the sales contract and there is no separate sales rebate, discount, or other incentive. Such revenues are recognized at a point in time after all performance obligations are satisfied and based on when control of goods transfer to a customer, which is generally similar to when its delivery has occurred prior to August 1, 2018.

Gross versus Net Revenue Reporting

The Company’s trading segment, Xiangtian Trade, engages in trading of general merchandise, primarily consisting of tealeaves. The determination of whether revenues should be reported on a gross or net basis is based on its assessment of whether it is the principal or an agent in the transaction in accordance with ASC 606-10-55 and depends on whether the promise to the customer is to provide the products or to facilitate a sale by a third party. The nature of the promise depends on whether the Company controls the products prior to transferring it. When the Company controls the product, the promise is to provide and deliver the products and revenue is presented gross. When the Company does not control the products, the promise is to facilitate the sale and revenue is presented net.

To distinguish a promise to provide products from a promise to facilitate the sale from a third party, the Company considers the guidance of control in ASC 606-10-55-37A and the indicators in 606-10-55-39. We consider this guidance in conjunction with the terms in our arrangements with both suppliers and customers.

In general, the Company does not have the responsibility of fulfilling the promise to provide the products as the products can be returned to its suppliers if its customers do not accept the products. Furthermore, the Company does not control the products as it has no obligation to (i) fulfill the resale products delivery, and (ii) bear any inventory risk. In addition, when establishing the selling prices for delivery of the resale products, the Company has such discretion of establishing price to ensure it would generate profit for the services of the products delivery arrangements. The Company believes that all these factors indicate that the Company is acting as an agent in this transaction. As a result, revenue from the trading segment is presented on a net basis.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined by §229.10(f)(1), the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2020.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures and concluded that our disclosure controls and procedures as of January 31, 2020 were not effective.

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

Remediation Plans

Our management have taken and are implementing the following measures to address the material weaknesses in internal control over financing reporting, include:

(i)	We are setting up a key monitoring mechanism including independent directors, an audit compliance committee, a risk management committee and a strategic planning committee to oversee and monitor our risk management, business strategies and financial reporting procedure.

a.	We plan to formulate delegation of authorities and job description to clarify authorities and responsibilities of each position.

b.	We are in the process of formalizing policies and controls, such as financial management regulations, budget management system, narrative and risk control management, to enable management and other personnel to understand their internal control responsibilities including budget-to-actual analyses, balance sheet variation analysis, pro forma financial statements, and the usage of key spreadsheets for monitoring.

(ii)	We are in the process of designing employees’ key performance indicators to monitor and assess employees’ performance.

(iii)	We have engaged Ernst & Young (China) Advisory Limited to assist us with our compliance under Section 404 of the Sarbanes-Oxley Act of 2002. From January 2019 to November 2019, they worked with us to help us establish and maintain an effective control environment, enhance our process and internal control related to sales, account receivables and inventory and establish comprehensive accounting policies and procedures.

(iv)	We have prepared a list of interest expenses and established a documented process to accrue interest.

(v)	We are in the process of updating the production policy, especially focusing on production plan and usages of raw materials.

(vi)	We have set up a key strategies mechanism including an investment decision committee to oversee business acquisitions and investments. We have established a formal policy and procedures on business acquisitions and investments.

(vii)	We have kept the price comparison records of purchasing battery slices.

(viii)	We have engaged tax consultants to prepare and file our US tax returns since January 2019.

(ix)	We have established formal policy regarding user management and system backup strategy in the information system safety management regulations to regulate approval process of account opening, periodic account review on financial system, access rule of administrator account, operation log review on financial system and password policy.

(x)	We plan to establish a formal test environment and test before system changes come online.

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

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in the Company’s internal control over financial reporting during the three months period ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Dispute matter	Claim amount
1) Negotiable instruments	$595,273
2) Labor	1,016
Total	$596,289

Shimen Government Inquiry

On June 10, 2019, Xianning Xiangtian received an inquiry from Shimen County Market Supervision Bureau (the “Bureau”) with respect to a formal investigation it initiated against Xianning Xiangtian on May 10, 2019.  The Bureau stated it is investigating that Xianning Xiangtian was selling its shares to the public in anticipation of a Nasdaq listing in the near future as part of a multi-level marketing scheme.  On June 14, 2019, Xianning Xiangtian issued a Letter of Statement in response to the inquiry and stated Xianning Xiangtian never issued any shares to the unspecified public since its incorporation and that all of the Company’s shares are registered with the Company’s Transfer Agent. Following Xianning Xiangtian’s delivery of its Letter of Statement, it has not received any further inquiries from the Bureau. The Company believes that these allegations are false and without merit, and intends to vigorously defend against them.

Item 1A. Risk Factors.

Please refer to our note on forward-looking statements on page 2 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our 2020 Annual Report. The risks described in such 2020 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, operating results and stock price.

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

XT Energy Group, Inc.

Dated: May 29, 2020	By:	/s/ Zhou Deng Hua
Name: Zhou Deng Hua
Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 29, 2020	By:	/s/ Jianzheng Cao
Name: Jianzheng Cao
Title: Chief Financial Officer (Principal Financial and Accounting Officer)