Form 10-Q
period 2020-04-30
XT Energy Group, Inc.
filed 2020-07-17
CIK 1472468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 9, 2020, there were 531,042,000  shares of the issuer’s common stock, par value $0.001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.

A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made in this report. Forward-looking statements are often identified by words like: “believe,” “could,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” contained in our annual report on Form 10-K for the year ended July 31, 2019, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

XT Energy Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(Stated in U.S. Dollars)

	April 30, 2020	July 31, 2019
ASSETS
Current assets
Cash	$1,517,952	$2,279,173
Short-term investment	-	435,787
Notes receivable	235,224	1,376,785
Accounts receivable, net	145,674	1,391,403
Accounts receivable - related party	17,196	-
Inventories, net	679,357	5,813,871
Advances to suppliers	1,769,242	3,744,863
Prepaid expenses	625,911	791,813
Other receivables, net	16,644	335,636
Other receivables from sale of discontinued operations	9,564,835	-
Other receivables - related parties	656,630	6,537
Current assets of discontinued operations	6,689,439	11,861,434
Total current assets	21,918,104	28,037,302

Other assets
Property, plant and equipment, net	133,310	4,755,524
Right-of-use assets	61,754	-
Right-of-use assets - related party	17,989	-
Intangible assets, net	756	703,390
Prepaid expenses - non-current	77,748	158,014
Other assets of discontinued operations	23,553,550	30,722,558
Total other assets	23,845,107	36,339,486

Total assets	45,763,211	$64,376,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,378,572	$2,577,069
Accounts payable - related parties	102,868	9,554
Advance from customers	2,804,646	3,110,181
Other payables and accrued liabilities	1,867,587	1,946,578
Other payables - related parties and director	6,971,614	6,372,163
Lease liabilities - current	18,115	-
Lease liabilities - current - related party	23,028	-
Income taxes payable	523,567	558,011
Current maturities of investment payable	132,972	136,314
Current maturities of investment payable - related parties	110,754	204,648
Current liabilities of discontinued operations	14,379,337	15,051,046
Total current liabilities	29,313,060	29,965,564

Other liabilities
Investment payable - related parties	-	279,764
Lease liabilities - noncurrent	39,140	-
Other liabilities of discontinued operations	579,857	-
Total other liabilities	618,997	279,764

Total liabilities	29,932,057	30,245,328

Commitments and contingencies

Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized, 531,042,000 shares issued and outstanding as of April 30, 2020 and July 31, 2019	531,042	531,042
Additional paid-in capital	40,680,195	40,680,195
Subscription receivable	(250,000)	(250,000)
Statutory reserves	594,321	572,642
Accumulated deficit	(23,175,872)	(8,292,847)
Accumulated other comprehensive loss	(2,265,013)	(1,425,617)
Total XT Energy Group, Inc. common stockholders’ equity	16,114,673	31,815,415

Noncontrolling interests	(283,519)	2,316,045

Total equity	15,831,154	34,131,460

Total liabilities and equity	$45,763,211	$64,376,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XT Energy Group, Inc. and Subsidiaries

 Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Stated in U.S. Dollars)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2020	2019	2020	2019

Revenue-products	$230,459	$1,275,268	$3,156,482	$31,609,400
Revenue-installation of power systems	-	-	-	392,267
Total revenue	230,459	1,275,268	3,156,482	32,001,667

Cost of sales-products	3,362,283	1,157,883	7,744,978	26,961,012
Cost of sales-installation of power systems	-	-	-	360,265
Total cost of sales	3,362,283	1,157,883	7,744,978	27,321,277

Gross (loss) profit	(3,131,824)	117,385	(4,588,496)	4,680,390

Operating expenses:
Selling expenses	6,862	96,272	223,921	826,482
General and administrative expenses	520,677	1,002,250	2,692,847	3,571,431
(Recovery of) provision for doubtful accounts	-	(1,421)	654,502	(200,057)
Change in estimated contingent liabilities	-	(177,182)	-	(21,438)
Impairment of advances to suppliers	-	-	538,809	-
Impairment loss of long-lived assets	-	-	4,999,504	-
Total operating expenses	527,539	919,919	9,109,583	4,176,418

(Loss) income from operations	(3,659,363)	(802,534)	(13,698,079)	503,972

Other income (expenses)
Other expenses, net	(80,284)	(437,338)	(176,669)	(337,089)
Interest income	8,749	5,867	20,164	25,946
Interest expense	-	(131,888)	(35,853)	(721,216)
Total other expenses, net	(71,535)	(563,359)	(192,358)	(1,032,359)

Loss before income taxes	(3,730,898)	(1,365,893)	(13,890,437)	(528,387)

Income tax benefit (expense)	16,482	36,060	4,498	(473,471)

Loss from continuing operations	(3,714,416)	(1,329,833)	(13,885,939)	(1,001,858)

Discontinued operations:
Income (loss) from discontinued operations, net of applicable income taxes	58,454	1,479,358	(1,950,581)	4,459,636
Loss on sale of discontinued operations, net of applicable income taxes	-	-	(454,067)	-
Income (loss) from discontinued operations, net of applicable income taxes	58,454	1,479,358	(2,404,648)	4,459,636

Net (loss) income	(3,655,962)	149,525	(16,290,587)	3,457,778

Less: Net (loss) income attributable to noncontrolling interests from continuing operations	(162,315)	(18,384)	(1,377,393)	269,522
Less: Net income (loss) attributable to noncontrolling interests from discontinued operations	-	76,121	(51,848)	103,202

Net (loss) income attributable to XT Energy Group, Inc.	$(3,493,647)	$91,788	$(14,861,346)	$3,085,054

Net (loss) income	$(3,655,962)	$149,525	$(16,290,587)	$3,457,778

Foreign currency translation adjustment	(610,642)	(229,348)	(859,811)	436,071

Total comprehensive (loss) income	(4,266,604)	(79,823)	(17,150,398)	3,893,849

Less: Comprehensive (loss) income attributable to noncontrolling interests	(162,171)	49,325	(1,449,656)	424,769

Comprehensive (loss) income attributable to XT Energy Group, Inc.	$(4,104,433)	$(129,148)	$(15,700,742)	$3,469,080

(Loss) earnings per common share - basic and diluted
Continuing operations	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Discontinued operations	$0.00	$0.00	$(0.00)	$0.01

Weighted average number of common shares outstanding - basic and diluted	531,042,000	579,808,200	531,042,000	589,497,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XT Energy Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Stated in U.S. Dollars)

									Accumulated
	Preferred				Additional		Accumulated deficit		other
	stock		Common stock		paid-in	Subscription	Statutory		comprehensive	Noncontrolling
	Shares	Par Value	Shares	Par value	capital	receivable	reserves	Unrestricted	loss	interests	Total
BALANCE, August 1, 2018	-	$-	591,042,000	$591,042	$9,860,068	$(310,000)	$108,487	$(6,743,399)	$(932,061)	$882,925	$3,457,062
Contribution by shareholder	-	-	-	-	14,533,003	-	-	-	-	-	14,533,003
Statutory reserves	-	-	-	-	-	-	149,543	(149,543)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(358,701)	(22,285)	(380,986)
Net income attributable to XT Energy Group, Inc.	-	-	-	-	-	-	-	1,375,767	-	-	1,375,767
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	202,442	202,442
BALANCE, October 31, 2018	-	-	591,042,000	591,042	24,393,071	(310,000)	258,030	(5,517,175)	(1,290,762)	1,063,082	19,187,288
Contribution by shareholder	-	-	-	-	932,033	-	-	-	-	-	932,033
Statutory reserves	-	-	-	-	-	-	223,281	(223,281)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	963,663	82,742	1,046,405
Net income attributable to XT Energy Group, Inc.	-	-	-	-	-	-	-	1,617,499	-	-	1,617,499
Noncontrolling interest from acquisition	-	-	-	-	-	-	-	-	-	862,193	862,193
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	112,545	112,545
BALANCE, January 31, 2019	-	-	591,042,000	591,042	25,325,104	(310,000)	481,311	(4,122,957)	(327,099)	2,120,562	23,757,963
Contribution by shareholder	-	-	-	-	15,355,091	-	-	-	-	-	15,355,091
Statutory reserves	-	-	-	-	-	-	97,078	(97,078)	-	-	-
Cancellation of issued shares	-	-	(60,000,000)	(60,000)	-	60,000	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(220,936)	(8,412)	(229,348)
Net income attributable to XT Energy Group, Inc.	-	-	-	-	-	-	-	91,788	-	-	91,788
Contribution by noncontrolling interest shareholder	-	-	-	-	-	-	-	-	-	223,487	223,487
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	57,737	57,737
BALANCE, April 30, 2019	-	$-	531,042,000	$531,042	$40,680,195	$(250,000)	$578,389	$(4,128,247)	$(548,035)	$2,393,374	$39,256,718

									Accumulated
	Preferred				Additional		Accumulated deficit		other
	stock		Common stock		paid-in	Subscription	Statutory		comprehensive	Noncontrolling
	Shares	Par Value	Shares	Par value	capital	receivable	reserves	Unrestricted	loss	interests	Total
BALANCE, August 1, 2019	-	$-	531,042,000	$531,042	$40,680,195	$(250,000)	$572,642	$(8,292,847)	$(1,425,617)	$2,316,045	$34,131,460
Statutory reserves	-	-	-	-		-	20,413	(20,413)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(893,143)	(55,196)	(948,339)
Net loss attributable to XT Energy Group, Inc.	-	-	-	-	-	-	-	(3,867,733)	-	-	(3,867,733)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	(260,505)	(260,505)
BALANCE, October 31, 2019	-	-	531,042,000	531,042	40,680,195	(250,000)	593,055	(12,180,993)	(2,318,760)	2,000,344	29,054,883
Statutory reserves	-	-	-	-		-	(20,413)	20,413	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	664,533	34,637	699,170
Net loss attributable to XT Energy Group, Inc.	-	-	-	-	-	-	-	(7,499,966)	-	-	(7,499,966)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	(1,006,421)	(1,006,421)
Deconsolidation of discontinued operations	-	-	-	-	-	-	-	-	-	(1,149,908)	(1,149,908)
BALANCE, January 31, 2020	-	-	531,042,000	531,042	40,680,195	(250,000)	572,642	(19,660,546)	(1,654,227)	(121,348)	20,097,758
Statutory reserves	-	-	-	-		-	21,679	(21,679)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(610,786)	144	(610,642)
Net loss attributable to XT Energy Group, Inc.	-	-	-	-	-	-	-	(3,493,647)	-	-	(3,493,647)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	(162,315)	(162,315)
BALANCE, April 30, 2020	-	$-	531,042,000	$531,042	$40,680,195	$(250,000)	$594,321	$(23,175,872)	$(2,265,013)	$(283,519)	$15,831,154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XT Energy Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(Stated in U.S. Dollars)

	For the Nine Months Ended April 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(16,290,587)	$3,457,778
Net (loss) income from discontinued operations	(2,404,648)	4,459,636
Net loss from continuing operations	(13,885,939)	(1,001,858)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	179,584	251,346
Amortization expense	42,907	206,948
Amortization of operating lease right-of-use assets	12,887	-
Amortization of operating lease right-of-use assets - related party	15,747	-
Allowance for (recovery of) doubtful accounts	654,502	(200,057)
Impairment of inventories	4,747,539	-
Gain from sales of equipment	(819)	(51,457)
Amortization of debt discount	35,848	378,632
Change in estimated contingent liabilities	-	(21,438)
Impairment of advances to suppliers	538,809	-
Impairment loss of long-lived assets	4,999,504	-
Changes in operating assets and liabilities
Notes receivable	1,113,189	805,684
Accounts receivable	545,805	533,148
Inventories	268,692	(826,757)
Advances to suppliers	1,354,224	(2,021,789)
Contract assets	-	2,880,832
Prepaid expenses	204,600	(329,918)
Other receivables	303,396	45,325
Accounts payable	(33,449)	(1,977,930)
Accounts payable - related party	(8,530)	-
Advance from customers	(230,406)	(3,526,654)
Operating lease liabilities	1,958	-
Operating lease liabilities - related party	(10,683)	-
Other payables and accrued liabilities	(519,354)	739,873
Income taxes payable	(20,866)	(73,768)
Net cash provided by (used in) operating activities from continuing operations	309,145	(4,189,838)
Net cash (used in) provided by operating activities from discontinued operations	(1,347,934)	9,590,640
Net cash (used in) provided by operating activities	(1,038,789)	5,400,802

Cash flows from investing activities:
Payment to former shareholders on businesses acquired	(399,388)	(9,446,738)
Purchases of property, plant and equipment	(4,773)	(156,674)
Proceeds from disposal of equipment	926	-
Purchase of short-term investment	-	(445,448)
Refund of long-term investment	-	118,655
Refund of short-term investment	427,168	-
Purchase of intangible assets	-	(2,083)
Collection of loan receivable	-	1,757,855
Loan to related party	(640,752)	-
Net cash used in investing activities from continuing operations	(616,819)	(8,174,433)
Net cash used in investing activities from discontinued operations	(1,962,850)	(2,682,438)
Net cash used in investing activities	(2,579,669)	(10,856,871)

Cash flows from financing activities:
Borrowings from related parties	616,861	1,848,179
Capital contribution from stockholders	-	30,820,127
Payments of from third party loan	-	(1,933,641)
Proceeds from related party loans	-	15,234,747
Payments of related party loans	-	(35,362,191)
Net cash provided by financing activities from continuing operations	616,861	10,607,221
Net cash provided by (used in) financing activities from discontinued operations	431,440	(4,749,636)
Net cash provided by financing activities	1,048,301	5,857,585

Effect of exchange rate change on cash and restricted cash	(106,051)	20,799

Net change in cash and restricted cash	(2,676,208)	422,315

Cash and restricted cash - beginning of period	5,466,380	14,245,783

Cash and restricted cash - end of period	2,790,172	14,668,098

Less: Cash and restricted cash from discontinued operations	(1,272,220)	(2,016,997)

Cash and restricted cash from continuing operations, end of period	$1,517,952	$12,651,101

Supplemental disclosure of cash flow information:
Interest paid	$-	$299,699
Income tax paid	$16,368	$1,166,544

Supplemental non-cash information:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$2,635,069	$-
Operating lease right-of-use assets obtained in exchange for operating lease liabilities of related party	$33,823	$-
Unpaid other receivables balance resulted from sale of discontinued operations	$9,611,277	$-
Recognition of other payables to former subsidiary upon sale of discontinued operations	$479,909	$-
Reclassification of accounts receivable to related party upon change of related party status	$17,279	$-
Reclassification of accounts payable to related party upon change of related party status	$102,532	$-
Other receivables - related party offset with other payables - related party upon execution of offset agreement	$566,805	$-
Loan to third party offset with investment payable	$-	$522,998
Other receivables outstanding from sales of equipment	$-	$301,205

The following table provides a reconciliation of cash and restricted cash reported within the statements of financial position that sum to the total of the same amounts shown in the statements of cash flows:

	April 30,	July, 31
	2020	2019
Total cash shown in the consolidated statements of cash flows from continuing operations	$1,517,952	$2,279,173
Total cash and restricted cash shown in the consolidated statements of cash flows from discontinued operations	1,272,220	3,187,207
Total cash and restricted cash shown in the consolidated statements of cash flows	$2,790,172	$5,466,380

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

On January 6, 2020, the Company entered into an equity transfer agreement with Kairui Tong and Hao Huang (the “Buyers”), which the Company agreed to sell its 90% ownership in Wine Co. and Herbal Wine Co. to the Buyers for approximately $9.6 million (RMB 67.5 million), of which, 54% ownership are sold to Kairui Tong, the legal representative and general manager of Wine Co. and Herbal Wine Co, and 36% ownership are sold to Hao Huang, an unrelated third party. The result of operations of Rongentang was presented as discontinued operations for nine months ended April 30, 2020 unaudited condensed consolidated financial statements. (See Note 4 – Discontinued Operations).

On April 14, 2020, the Company’s Board of Directors (the “Board”), discussed a plan to pursue the potential sale of all its ownership interest in Jingshan Sanhe and Hubei Jinli due to the coronavirus outbreak might affect the Company’s future business operations and desired to scale back its variety of businesses. The decision and action taken by the Company of disposing Jingshan Sanhe and Hubei Jinli represent a major shift that had a major effect on the Company’s operations and financial results, which trigger discontinued operations accounting in accordance with ASC 205-20-45.

On May 1, 2020, the Company acquired the remaining 30% ownership held by Nanjing Zhongdian Photovoltaic Co. Ltd. in Xiangtian Zhongdian at RMB 1 due to Xiangtian Zhongdian was at a net deficit position and Xiangtian Zhongdian became the Company’s wholly owned subsidiary.

On June 28, 2020, the Company entered into two equity transfer agreements with Xubin Zhang and Jian Zheng (the “Buyers”), which the Company agreed to sell its 100% ownership in Hubei Jinli to the Buyers for approximately $21.3 million (RMB 150.0 million), of which, 60% ownership are sold to Xubin Zhang, an unrelated third party, and 40% ownership are sold to Jian Zheng, an unrelated third party. The result of operations of Hubei Jinli was presented as discontinued operations for three and nine months ended April 30, 2020 unaudited condensed consolidated financial statements. (See Note 4 – Discontinued Operations).

On June 29, 2020, the Company entered into two equity transfer agreements with Xue Wang and Chao Feng (the “Buyers”), which the Company agreed to sell its 100% ownership in Jingshan Sanhe to the Buyers for approximately $4.3 million (RMB 30.0 million), of which, 60% ownership are sold to Xue Wang, an unrelated third party, and 40% ownership are sold to Chao Feng, an unrelated third party. The result of operations of Jingshan Sanhe was presented as discontinued operations for three and nine months ended April 30, 2020 unaudited condensed consolidated financial statements. (See Note 4 – Discontinued Operations).

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

On the same day, the Company, through Xiangtian Shenzhen and Xiangtian HK, entered into a new series of variable interest entity agreements (“New VIE Agreements”), pursuant to which Xianning Xiangtian became the Company’s new contractually controlled affiliate. The New VIE Agreements allow the Company to:

●	exercise effective control over Xianning Xiangtian;

●	receive substantially all of the economic benefits of Xianning Xiangtian; and

●	have an exclusive option to purchase all or part of the equity interests in Xianning Xiangtian when and to the extent permitted by the laws of the PRC.

The New VIE Agreements include the following:

●	Framework Agreement on Business Cooperation, entered between Xiangtian Shenzhen and Xianning Xiangtian.

●	Agreement of Exclusive Management, Consulting and Training and Technical Service, entered between Xiangtian Shenzhen and Xianning Xiangtian.

●	Exclusive Option Agreement, entered among Xiangtian HK, Xiangtian Shenzhen, Fei Wang, Zhou Jian and Xianning Xiangtian,

●	Equity Pledge Agreement, entered among Xiangtian Shenzhen, Fei Wang, Zhou Jian, and Xianning Xiangtian,.

●	Know-How Sub-License Agreement, entered between Xiangtian Shenzhen and Xianning Xiangtian, pursuant to which Xiangtian Shenzhen; and

●	Powers of Attorney of the Xianning Xiangtian stockholders.

●	Spousal Consent Letters of each of the spouses of the Xianning Xiangtian Shareholders

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

All of the Company’s operations are through its VIEs located in the PRC.

The accompanying unaudited condensed consolidated financial statements reflect the activities of XT Energy and each of the following entities:

Name	Background	Ownership
Xiangtian HK	● A Hong Kong company	100% owned by XT Energy

Xiangtian BVI	● A British Virgin Islands company	100% owned by XT Energy

Xiangtian Shenzhen	● A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100% owned by Xiangtian HK

Sanhe Xiangtian	● A PRC limited liability company
● Incorporated on July 8, 2013
	● Sales and installation of power generation systems and PV systems and sales of PV Panels, air compression equipment and heat pump products	VIE of Xiangtian Shenzhen prior to September 30, 2018 and became subsidiary of Xianning Xiangtian on September 30, 2018 and thereafter

Xianning Xiangtian	● A PRC limited liability company ● Incorporated on May 30, 2016 ● Manufacturing and sales of air compression equipment and heat pump products	100% owned by Sanhe Xiangtian prior to September 30, 2018 and became VIE of Xiangtian Shenzhen on September 30, 2018 and thereafter

Xiangtian Zhongdian	● A PRC limited liability company ● Incorporated on March 7, 2018 ● Manufacturing and sales of PV panels	70% (before May 1, 2020) and 100% (On May 1, 2020 and thereafter ) owned by Xianning Xiangtian

Jingshan Sanhe (2)	● A PRC limited liability company ● Incorporated on April 17, 2018 ● Researching, manufacturing and sales of high-grade synthetic fuel products	100% owned by Xianning Xiangtian

Hubei Jinli (3)	● A PRC limited liability company ● Incorporated on December 27, 2004 and acquired on June 30, 2018 ● Manufacturing and sales of hydraulic parts and electronic components	100% owned by Xianning Xiangtian

Tianjin Jiabaili	● A PRC limited liability company ● Incorporated on April 10, 2007 and acquired on June 30, 2018 ● Manufacturing and sales of petroleum products	100% owned by Xianning Xiangtian

Xiangtian Trade	● A PRC limited liability company ● Incorporated on August 9, 2018 ● Expected to engage in trading chemical raw materials to support fuel production	100% owned by Xianning Xiangtian

Wine Co. (1)	● A PRC limited liability company ● Incorporated on August 9, 2011 and acquired on December 14, 2018 ● Manufacturing and sales of wine products	90% owned by Xianning Xiangtian Disposed in January 2020

Herbal Wine Co. (1)	● A PRC limited liability company ● Incorporated on August 9, 2018 and acquired on December 14, 2018 ● Manufacturing and sales of herbal wine products	90% owned by Xianning Xiangtian Disposed in January 2020

(1)	Xianning Xiangtian sold Rongentang for approximately $9.6 million to two unrelated third parties in January 2020, resulting in approximately $0.5 million of loss from disposal of subsidiary. See Note 4 – Discontinued operations for details.

(2)	Xianning Xiangtian sold Jingshan Sanhe for approximately $4.3 million to two unrelated third parties in June 2020.

(3)	Xianning Xiangtian sold Hubei Jinli for approximately $21.3 million to two unrelated third parties in June 2020.

Note 2 – Summary of significant accounting policies

Going concern

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Debt financing from related parties have been utilized to finance the working capital requirements of the Company and acquisitions of businesses. As of April 30, 2020, the Company’s working deficit was approximately $7.4 million and the Company had cash of approximately $1.5 million. Excluding other payables to related parties and director of approximately $7.0 million, the Company’s working deficit was approximately $0.4 million. Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets and the future operating revenues generated from its operations.

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

The principal terms of the New VIE Agreements entered into among Xianning Xiangtian and Xiangtian Shenzhen, the primary beneficiary, are described below:

●	Framework Agreement on Business Cooperation, entered between Xiangtian Shenzhen and Xianning Xiangtian, pursuant to which Xiangtian Shenzhen and Xianning Xiangtian have agreed to enter into a series of VIE agreements and to cooperate in all prospective of Xianning Xiangtian’s business operation and management.

●	Agreement of Exclusive Management, Consulting and Training and Technical Service, entered between Xiangtian Shenzhen and Xianning Xiangtian, pursuant to which Xiangtian Shenzhen has agreed to provide Xianning Xiangtian with complete business support and technical support and related management, training and consulting services. In consideration for such services, Xiangtian Shenzhen is entitled to receive an amount equal to 100% of Xianning Xiangtian’s net income.

●	Exclusive Option Agreement, entered among Xiangtian HK, Xiangtian Shenzhen, Fei Wang, Zhou Jian and Xianning Xiangtian, pursuant to which Fei Wang and Zhou Jian, the owners of Xianning Xiangtian, have granted to Xiangtian Shenzhen and Xiangtian HK the irrevocable right and option to acquire all of their equity interests in Xianning Xiangtian.

●	Equity Pledge Agreement, entered among Xiangtian Shenzhen, Fei Wang, Zhou Jian, and Xianning Xiangtian, pursuant to which Fei Wang and Zhou Jian, the owners of Xianning Xiangtian, have pledged all of their rights, titles and interests in Xianning Xiangtian to Xiangtian Shenzhen to guarantee Xianning Xiangtian’s performance of its obligations under all the other VIE Agreements.

●	Know-How Sub-License Agreement, entered between Xiangtian Shenzhen and Xianning Xiangtian, pursuant to which Xiangtian Shenzhen has granted Xianning Xiangtian an exclusive right to use and develop a series of aerodynamics related patents and technologies with respect to electrical generation for commercial and residential structures, not including automobile and wind towers. Xiangtian Shenzhen possesses the rights licensed under this agreement through two license agreements dated September 30, 2018 with Fei Wang, Zhou Jian and Xianning Lucksky Aerodynamic Electricity (“Xianning Lucksky”), the owners of the aforesaid patents and technologies. For the sublicense contemplated under this agreement, Xianning Xiangtian will pay Xiangtian Shenzhen a quarterly royalty fee of five percent of revenue. For the nine months ended April 30, 2020, the quarterly royalty fee was waived by Xiangtian Shenzhen; and

●	Power of Attorney. Pursuant to a power of attorney, each of the Xianning Xiangtian stockholders agreed to irrevocably entrust Xiangtian Shenzhen with the stockholder voting rights and other stockholder rights for representing them to exercise such rights at the stockholders’ meeting of Xianning Xiangtian in accordance with applicable laws and its Article of Association, including, but not limited to, the right to sell or transfer all or any of their equity interest in Xianning Xiangtian, and appoint and vote for the directors and Chairman of Xianning Xiangtian as the authorized representative of the Xianning Xiangtian stockholders. The term of each proxy and voting agreement is as long as each of the Xianning Xiangtian stockholders is a shareholder of Xianning Xiangtian and is binding on any transferee.

●	Spousal Consent Letters. Pursuant to the Spousal Consent Letters, each of the spouses of the Xianning Xiangtian Shareholders unconditionally and irrevocably agreed to the execution of the Equity Pledge Agreement, Exclusive Option Agreement and Power of Attorney entered by her spouse and the disposal of equity interest of Xianning Xiangtian held by her spouse. Each of the spouses also agreed that she will not assert any rights over the equity interest in Xianning Xiangtian held by and registered in the name of her respective spouse. The Xianning Xiangtian Shareholders’ actions to perform, amend or terminate the above-mentioned agreement do not need their spouses’ authorization or consent. In addition, in the event that any of the spouses obtains any equity interest in Xianning Xiangtian held by her respective spouse for any reason, such spouse agrees to enter into similar contractual arrangements.

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

The Company’s total assets and liabilities presented in the accompanying unaudited condensed consolidated financial statements represent substantially all of total assets and liabilities of the VIE because the other entities in the consolidation are non-operating holding entities with nominal assets and liabilities. The following financial statement amounts and balances of the VIE were included in the accompanying unaudited condensed consolidated financial statements as of April 30, 2020 and July 31, 2019 and for the three and nine months ended April 30, 2020 and 2019, respectively:

	April 30, 2020	July 31, 2019

Current assets	$14,738,906	$15,778,269
Current assets of discontinued operations	6,689,439	11,861,434
Non-current assets	273,057	5,598,428
Non-current assets of discontinued operations	23,553,550	30,722,558
Total assets	$45,254,952	$63,960,689

Current liabilities	$7,946,587	$4,765,922
Current liabilities of discontinued operations	14,379,337	15,051,046
Non-current liabilities	39,140	279,764
Non-current liabilities of discontinued operations	579,857	-
Total liabilities	$22,944,921	$20,096,732

	For the Three Months Ended April 30, 2020	For the Three Months Ended April 30, 2019	For the Nine Months Ended April 30, 2020	For the Nine Months Ended April 30, 2019

Revenues	$230,459	$1,275,268	$3,156,482	$32,001,667
Gross (loss) profit	$(3,131,824)	$117,385	$(4,588,496)	$4,680,390
(Loss) income from continuing operations	$(3,434,068)	$(300,390)	$(12,886,759)	$2,079,080
Net (loss) income from continuing operations attributable to XT Energy Group, Inc.	$(3,328,215)	$(841,649)	$(12,156,150)	$298,981
Net income (loss) from discontinued operations attributable to XT Energy Group, Inc.	58,454	1,403,237	(1,898,733)	4,356,434
Net (loss) income attributable to XT Energy Group, Inc.	$(3,269,761)	$561,588	$(14,054,883)	$4,655,415

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

Cash

Cash denominated in RMB with a U.S. dollar equivalent of $1,193,540 and $2,071,210 at April 30, 2020 and July 31, 2019, respectively, were held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies. $711,695 and $1,373,562 of these balances are not covered by insurance as the deposit insurance system in China only insured each depositor per bank for a maximum of approximately $71,000 (RMB500,000). While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. The Company, its subsidiaries and VIE have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk. As of April 30, 2020 and July 31, 2019, cash balance of $284,647 and $177,107, respectively, were maintained at U.S. financial institutions. $24,720 and $0 of these balance were not insured by the Federal Deposit Insurance Corporation or other programs subject to certain limitations up to $250,000 per depositor. As of April 30, 2020 and July 31, 2019, cash balance of $28,840 and $26,288, respectively, were maintained at financial institutions in Hong Kong, and all were insured by the Hong Kong Deposit Protection Board up to a limit of HK $500,000 (approximately $64,000).

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

Short-term Investment

Short-term investment consists of time deposit placed with a bank, which contains a fixed or variable interest rate and has original maturity within one year. Such investment is permitted to be redeemed early without penalties prior to maturity. Given the short-term nature, the carrying value of short-term investment approximates its fair value. The Company does not intend to withdraw early. There was no other-than-temporary impairment of short-term investment for the three and nine months ended April 30, 2020 and 2019.

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

Advances to Suppliers

Advances to suppliers are cash deposited or advanced to outside vendors or services providers for future inventory purchases or future services. This amount is refundable and bears no interest. For any advances to suppliers determined by management that such advances will not be in receipts of inventories or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its advances to suppliers on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. For the three and nine months ended April 30, 2020, $0 and $538,809 impairment of advances to suppliers was recognized, respectively. For the three and nine months ended April 30, 2019, no impairment of advances to suppliers was recognized.

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

Other Receivables, net

Other receivables, net primarily include advances to employees, receivables from sales of equipment, and other deposits. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. Allowance for doubtful accounts amounted to $0 for the three months ended April 30, 2020 and 2019. Allowance for doubtful accounts amounted to $292,362 and $0 for the nine months ended April 30, 2020 and 2019, respectively.

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

If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the unaudited condensed consolidated statements of operations and comprehensive loss. Impairment losses on goodwill are not reversed. For the three and nine months ended April 30, 2020 and 2019, no impairment of goodwill was recognized.

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

For the three and nine months ended April 30, 2020, an impairment of $0 and $4,353,609 of equipment were recognized, respectively. For the three and nine months ended April 30, 2019, no impairment was recognized for equipment.

For the three and nine months ended April 30, 2020, an impairment of $0 and $645,895 were recorded for intangible assets, respectively. For the three and nine months ended April 30, 2019, no impairment was recognized for intangible assets.

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

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 31, 2019:

	Carrying Value as of July 31,	Fair Value Measurements at July 31, 2019 Using Fair Value Hierarchy
Financial Assets	2019	Level 1	Level 2	Level 3
Short-term investment	$435,787	$435,787	$-	$-

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis on level 3 measurements for the nine months ended April 30, 2020 and for the year ended July 31, 2019:

	April 30, 2020	July 31, 2019
Beginning balance	$-	$331,505
Change in estimated contingent liabilities	-	243,658
Release from level 3 measurement due to contingent payments has been finalized	-	(570,322)
Exchange rate effect	-	(4,841)
Ending balance	$-	$-

The Company believes the carrying amount reported in the unaudited condensed consolidated balance sheet for cash, restricted cash, notes receivable, accounts receivable, inventories, advance to suppliers, contract assets, prepaid expenses, other receivables, short-term loans, accounts payable, advances from customers, other payables and accrued liabilities, tax payables and short-term investment payable approximate fair value because of the short-term nature of such instruments. The carrying amount of long-term investment payable reported in the unaudited condensed consolidated balance sheets at carrying value, which approximates fair value as the rate of amortization of investment payment discount used were similar to interest rate charged by the bank in the PRC. As of April 30, 2020 and July 31, 2019, long-term investment payable balance was $0 and $279,764, net of discount of $25,999, respectively.

Leases

Effective August 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. On August 1, 2019, the Company recognized approximately $2.7 million right of use (“ROU”) assets and approximately $2.1 million lease liabilities based on the present value of the future minimum rental payments of leases, using incremental borrowing rate of 4.75% and 4.90% based on duration of lease terms.

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

There was no sale and installation of power generation systems revenue for the three months ended April 30, 2020 and 2019. The Company’s sale and installation of power generation systems revenue for the nine months ended April 30, 2020 and 2019 were $0 and $392,267, respectively.

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

The Company’s disaggregate Revenues - sale of products information for the three and nine months ended April 30, 2020 and 2019 are summarized as follows:

	For the Three Months Ended April 30, 2020	For the Three Months Ended April 30, 2019	For the Nine Months Ended April 30, 2020	For the Nine Months Ended April 30, 2019
Revenues (sales returns) – sales of products
PV panels and others	$-	$849,720	$1,850,097	$21,259,433
Air compression equipment and other components	-	-	-	1,391,714
Heat pumps	230,459	417,146	1,306,385	7,999,582
High-grade synthetic fuel	5,769	4,585,464	140,911	12,865,526
Hydraulic parts and electronic components	1,759,322	1,137,823	4,836,660	4,482,117
Wine and herbal wine	-	1,436,914	(126,240)	1,938,357
Total revenue – sales of products	1,995,550	8,427,067	8,007,813	49,936,729
Less: revenues – sales of products from discontinued operations	(1,765,091)	(7,151,799)	(4,851,331)	(18,327,329)
Revenues – sales of products from continuing operations	$230,459	$1,275,268	$3,156,482	$31,609,400

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

To distinguish a promise to provide products from a promise to facilitate the sale from a third party, the Company considers the guidance of control in ASC 606-10-55-37A and the indicators in 606-10-55-39. The Company considers this guidance in conjunction with the terms in the Company’s arrangements with both suppliers and customers.

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

Warranty

The Company generally provides limited warranties for work performed under its contracts. At the time a sale is recognized, the Company records estimated future warranty costs under ASC 460. Such estimated costs for warranties are estimated at completion and these warrants are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranty are based on actual warranty experience or Company’s best estimate. There were no such reserves recorded for the three and nine months ended April 30, 2020 and 2019. No right of return exists on sales of inventory. As of April 30, 2020 and July 31, 2019, accrued warranty expense amounted to $63,584 and $65,182, respectively, and classified in the caption “other payables and accrued liabilities” in the accompanying unaudited condensed consolidated balance sheets.

Advertising Costs

Advertising costs are expensed as incurred and included in selling and general and administrative expenses. Advertising costs amounted to $0 and $17,971 for the three months ended April 30, 2020 and 2019, respectively. Advertising costs amounted to $31,594 and $55,489 for the nine months ended April 30, 2020 and 2019, respectively.

Employee Benefit

The full-time employees of the Company are entitled to staff welfare benefits including medical care, housing fund, pension benefits, unemployment insurance and other welfare, which are government mandated defined contribution plans. The Company is required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued. Total expenses for the plans were $15,041 and $39,484 for the three months ended April 30, 2020 and 2019, respectively. Total expenses for the plans were $107,792 and $125,157 for the nine months ended April 30, 2020 and 2019, respectively.

Research and development (“R&D”)

Research and development expenses include salaries and other compensation-related expenses paid to the Company’s research and product development personnel while they are working on R&D projects, as well as raw materials used for the R&D projects. R&D expenses amounted to $0 for the three months and the nine months ended April 30, 2020 and 2019.

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

Comprehensive Income (Loss)

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) ASC 220 “Reporting Comprehensive Income”. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company had other comprehensive loss of $610,642 and $229,348 for the three months ended April 30, 2020 and 2019, respectively, from foreign currency translation adjustments. The Company had other comprehensive (loss) income of $(859,811) and $436,071 for the nine months ended April 30, 2020 and 2019, respectively, from foreign currency translation adjustments.

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

For the purpose of presenting these financial statements of subsidiaries in PRC, the Company’s assets and liabilities are expressed in U.S. dollars at the exchange rate on the balance sheet date, which is 7.0571 and 6.8841 as of April 30, 2020 and July 31, 2019, respectively; stockholders’ equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 7.0245 and 6.7233 for the three months ended April 30, 2020 and 2019, respectively. Weighted average exchange rate is 7.0230 and 6.8265 for the nine months ended April 30, 2020 and 2019, respectively. The resulting translation adjustments are reported under accumulated other comprehensive income (loss) in the stockholders’ equity section of the unaudited condensed consolidated balance sheets.

For the purpose of presenting these financial statements of the subsidiary in Hong Kong, the Company’s assets and liabilities are expressed in U.S. dollars at the exchange rate on the balance sheet date, which is 7.7514 and 7.8275 as of April 30, 2020 and July 31, 2019, respectively; stockholders’ equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period, which is 7.7634 and 7.8473 for the three months ended April 30, 2020 and 2019, respectively. Weighted average exchange rate is 7.8016 and 7.8397 for the nine months ended April 30, 2020 and 2019, respectively. The resulting translation adjustments are reported under accumulated other comprehensive loss in the stockholders’ equity section of the unaudited condensed consolidated balance sheets.

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

Statutory Reserves

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable statutory surplus reserve fund. Subject to certain cumulative limits, the statutory surplus reserve fund requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the reserve fund. For foreign invested enterprises, the annual appropriation for the reserve fund cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). If the Company has accumulated loss from prior periods, the Company is able to use the current period net income after tax to offset against the accumulated loss. For the nine months ended April 30, 2020 and 2019, the Company has contributed $21,679 and $469,902, respectively, to the statutory reserves.

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard.  The new effective date for these preparers is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.   The Company has not early adopted this update and it will become effective on February 1, 2023 assuming the Company will remain eligible to be smaller reporting company. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements and related disclosures.

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

For the three and nine months ended April 30, 2019, the impact of the acquisition of Wine Co. and Herbal Wine Co. to the unaudited condensed consolidated statements of operations and comprehensive income (loss) was not material.

On January 6, 2020, the Company entered into an equity transfer agreement with Kairui Tong and Hao Huang (the “Buyers”), which it agreed to sell its 90% ownership in Wine Co. and Herbal Wine Co. to the Buyers for approximately $9.6 million (RMB 67.5 million), of which, 54% ownership are sold to Kairui Tong, the legal representative and general manager of Wine Co. and Herbal Wine Co, and 36% ownership are sold to Hao Huang, an unrelated third party. Therefore, the result of operations was presented as discontinued operations for the nine months ended April 30, 2020 and for the three and nine months ended April 30, 2019 unaudited condensed consolidated financial statements. (See Note 4 – Discontinued operations)

Investment payable

Investment payable consists of the following:

Name of Payee	Relationship	Nature	April 30, 2020	July 31, 2019

Guifen Wang	Former shareholder of Tianjin Jiabaili	Payment for acquisition of Tianjin Jiabaili	132,972	136,314
Total			132,972	136,314
Short-term			(132,972)	(136,314)
Long-term			$-	$-

The maturities schedule is as follows as of April 30, 2020:

Repayment date	Amount
Due on demand (see Note 15 – Commitments and Contingencies)	$132,972
Total	$132,972

Investment payable – related parties

Investment payable – related parties consist of the following:

Name of Related Party	Relationship	Nature	April 30, 2020	July 31, 2019

Wenhe Han (see Note 15 – Commitments and Contingencies)	Vice general manager of Tianjin Jiabaili	Payment for acquisition of Tianjin Jiabaili	$110,754	$113,537
Heping Zhang	General manager of Hubei Jinli	Payment for acquisition of Hubei Jinli	-	370,875
Total			110,754	484,412
Short-term			(110,754)	(204,648)
Long-term			$-	$279,764

The maturities schedule is as follows as of April 30, 2020:

Repayment date	Amount
Due on demand	$110,754
Total	$110,754

Debt discount

Debt discount, net of accumulated amortization, totaled $0 and $36,571 as of April 30, 2020 and July 31, 2019, respectively, are recognized as a reduction of investment payable. Amortization expense related to the debt discount, included in interest expense, was $0 and $129,457 for the three months ended April 30, 2020 and 2019, respectively. Amortization expense related to the debt discount, included in interest expense, was $35,853 and $378,632 for the nine months ended April 30, 2020 and 2019, respectively.

Note 4 – Discontinued operations

Wine Co. and Herbal Wine Co.

On May 24, 2019, the Company’s Board, discussed a plan to pursue the potential sale of all its ownership interest in Herbal Wine Co. and Wine Co. in order to shift the business focus on its energy related business. The decision and action taken by the Company of disposing Herbal Wine Co. and Wine Co. represent a major shift that will have a major effect on the Company’s operations and financial results, which trigger discontinued operations accounting in accordance with ASC 205-20-45. On January 6, 2020, the Company entered into an equity transfer agreement with Kairui Tong and Hao Huang (the “Buyers”), which it agreed to sell its 90% ownership in Wine Co. and Herbal Wine Co. to the Buyers for approximately $9.6 million (RMB 67.5 million), of which, 54% ownership are sold to Kairui Tong, the legal representative and general manager of Wine Co. and Herbal Wine Co, and 36% ownership are sold to Hao Huang, an unrelated third party. As of the date of this report, the Company received full payment from the Buyers.

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

Carrying amounts of major classes of assets included as part of discontinued operations of Wine Co. and Herbal Wine Co:

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

Reconciliation of the amounts of major classes of income and losses from discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive loss, including Herbal Wine Co. and Wine Co. for the nine months ended April 30, 2020 and for the three and nine months ended April 30, 2019.

	For the Three Months Ended April 30,	For the Nine Months Ended April 30,	For the Nine Months Ended April 30,
	2019	2020	2019
Revenue:
Revenue-products	$1,436,915	$(126,240)	$1,938,356
Total revenue	1,436,915	(126,240)	1,938,356

Cost of sales-products	151,655	(2,269)	207,071

Gross profit (loss)	1,285,260	(123,971)	1,731,285

OPERATING EXPENSES:
Selling expenses	10,913	13,182	13,125
General and administrative expenses	129,854	458,689	206,762
Total operating expenses	140,767	471,871	219,887

Income (loss) from operations	1,144,493	(595,842)	1,511,398

OTHER INCOME (EXPENSES)
Other expenses, net	(121,186)	(21,873)	(127,255)
Interest income	289	1,809	939
Total other loss, net	(120,897)	(20,064)	(126,316)

Income (loss) before income taxes	1,023,596	(615,906)	1,385,082

Income tax (expense) benefit	(262,386)	97,431	(353,068)

Net income (loss) from discontinued operations	761,210	(518,475)	1,032,014

Less: Net income (loss) attributable to non-controlling interest from discontinued operations	76,121	(51,848)	103,202

Net income (loss) from discontinued operations attributable to XT Energy Group, Inc.	$685,089	$(466,627)	$928,812

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

Jingshan Sanhe

On April 14, 2020, the Company’s Board of Directors (the “Board”), discussed a plan to pursue the potential sale of all its ownership interest in Jingshan Sanhe due to the coronavirus outbreak might affect the Company’s future business operations and desired to scale back its variety of businesses. The decision and action taken by the Company of disposing Jingshan Sanhe represent a major shift that had a major effect on the Company’s operations and financial results, which trigger discontinued operations accounting in accordance with ASC 205-20-45.

On June 29, 2020, the Company entered into two equity transfer agreements with Xue Wang and Chao Feng (the “Buyers”), which the Company agreed to sell its 100% ownership in Jingshan Sanhe to the Buyers for approximately $4.3 million (RMB 30.0 million), of which, 60% ownership are sold to Xue Wang, an unrelated third party, and 40% ownership are sold to Chao Feng, an unrelated third party. The result of operations of Jingshan Sanhe was presented as discontinued operations for three and nine months ended April 30, 2020 and 2019 unaudited condensed consolidated financial statements.

Reconciliation of the carrying amounts of major classes of assets and liabilities from discontinued operations in the audited consolidated balance sheets, including Jingshan Sanhe as of April 30, 2020 and July 31, 2019.

	April 30, 2020	July 31, 2019
CURRENT ASSETS:
Cash	$448,576	$1,013,619
Notes receivable	-	217,893
Accounts receivable, net	1,662	-
Inventories	825,814	380,627
Advances to suppliers	77,586	770,699
Prepaid expenses	612,900	759,390
Other current assets	82,118	102,521
Total current assets of discontinued operations	2,048,656	3,244,749

OTHER ASSETS:
Property, plant and equipment, net	4,825,198	3,690,785
Right-of use assets	1,907,860	-
Intangible assets, net	25,489	-
Prepaid expenses - non-current	92,781	34,311
Total other assets of discontinued operations	6,851,328	3,725,096

Total assets of the disposal group classified as discontinued operations	$8,899,984	$6,969,845
Carrying amounts of major classes of liabilities included as part of discontinued operations:
CURRENT LIABILITIES:
Accounts payable	$348,415	$179,448
Advance from customers	10,447,568	12,478,800
Other payables and accrued liabilities	97,664	94,065
Other payables - related parties and director	3,143	3,222
Short-term loan - bank	425,104	-
Lease liabilities - current	982,721	-
Total current liabilities of discontinued operations	12,304,615	12,755,535

Total liabilities of the disposal group classified as discontinued operations	$12,304,615	$12,755,535

Reconciliation of the amounts of major classes of income and losses from discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive loss, including Jingshan Sanhe, for the three and nine months ended April 30, 2020 and 2019.

	For the Three Months Ended April 30,	For the Three Months Ended April 30,	For the Nine Months Ended April 30,	For the Nine Months Ended April 30,
	2020	2019	2020	2019
Revenue:
Revenue-products	$5,769	$4,577,054	$140,911	$11,906,856
Total revenue	5,769	4,577,054	140,911	11,906,856

Cost of sales -products	572	2,936,650	157,502	7,402,719

Gross profit (loss)	5,197	1,640,404	(16,591)	4,504,137

OPERATING EXPENSES:
Selling expenses	4,595	208,738	79,064	216,720
General and administrative expenses	444,691	708,197	1,742,669	1,091,614
Research and development expenses	8,178	959	47,536	1,189
Total operating expenses	457,464	917,894	1,869,269	1,309,523

(Loss) Income from operations	(452,267)	722,510	(1,885,860)	3,194,614

OTHER INCOME (EXPENSES)
Other income (expenses), net	6,486	108,484	7,876	(458)
Interest income	114	732	834	5,388
Interest expense	(180)	-	(180)	-
Total other income, net	6,420	109,216	8,530	4,930

(Loss) Income before income taxes	(445,847)	831,726	(1,877,330)	3,199,544

Income tax (expense) benefit	(29)	(287,210)	228,437	(923,934)

Net (loss) income from discontinued operations attributable to XT Energy Group, Inc.	$(445,876)	$544,516	$(1,648,893)	$2,275,610

Hubei Jinli

On April 14, 2020, the Company’s Board of Directors (the “Board”), discussed a plan to pursue the potential sale of all its ownership interest in Hubei Jinli due to the coronavirus outbreak might affect the Company’s future business operations and desired to scale back its variety of businesses. The decision and action taken by the Company of disposing Hubei Jinli represent a major shift that will have a major effect on the Company’s operations and financial results, which trigger discontinued operations accounting in accordance with ASC 205-20-45.

On June 28, 2020, the Company entered into two equity transfer agreements with Xubin Zhang and Jian Zheng (the “Buyers”), which the Company agreed to sell its 100% ownership in Hubei Jinli to the Buyers for approximately $21.3 million (RMB 150.0 million), of which, 60% ownership are sold to Xubin Zhang, an unrelated third party, and 40% ownership are sold to Jian Zheng, an unrelated third party. The result of operations of Hubei Jinli was presented as discontinued operations for three and nine months ended April 30, 2020 and 2019 unaudited condensed consolidated financial statements.

Reconciliation of the carrying amounts of major classes of assets and liabilities from discontinued operations in the audited consolidated balance sheets, including Hubei Jinli as of April 30, 2020 and July 31, 2019.

	April 30, 2020	July 31, 2019
CURRENT ASSETS:
Cash	$429,063	$166,991
Restricted cash	-	76,698
Notes receivable	228,518	469,727
Accounts receivable, net	2,496,806	2,537,450
Inventories	1,245,371	645,083
Advances to suppliers	229,773	207,696
Other current assets	11,251	71,268
Total current assets of discontinued operations	4,640,782	4,174,913

OTHER ASSETS:
Property, plant and equipment, net	6,469,847	6,615,547
Intangible assets, net	6,566,359	7,086,590
Goodwill	3,666,017	3,758,146
Total other assets of discontinued operations	16,702,223	17,460,283

Total assets of the disposal group classified as discontinued operations	$21,343,005	$21,635,196
Carrying amounts of major classes of liabilities included as part of discontinued operations:
CURRENT LIABILITIES:
Accounts payable	$767,000	$408,410
Accounts payable – related party	80,384	-
Advance from customers	8,122	10,421
Other payables and accrued liabilities	850,913	77,016
Other payables - related parties and director	4,251	-
Income taxes payable	364,052	300,652
Total current liabilities of discontinued operations	2,074,722	796,499

Total liabilities of the disposal group classified as discontinued operations	$2,074,722	$796,499

Reconciliation of the amounts of major classes of income and losses from discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive loss, including Hubei Jinli, for the three and nine months ended April 30, 2020 and 2019.

	For the Three Months Ended April 30,	For the Three Months Ended April 30,	For the Nine Months Ended April 30,	For the Nine Months Ended April 30,
	2020	2019	2020	2019
Revenue:
Revenue-products	$1,759,322	$1,137,830	$4,836,660	$4,482,117
Total revenue	1,759,322	1,137,830	4,836,660	4,482,117

Cost of sales -products	765,985	532,337	2,245,454	1,731,727

Gross profit	993,337	605,493	2,591,206	2,750,390

OPERATING EXPENSES:
Selling expenses	13,655	33,403	600,286	98,317
General and administrative expenses	227,686	278,847	1,028,549	971,311
Research and development expenses	122,155	-	601,657	-
Provision for doubtful accounts	59,959	40,128	93,353	134,836
Total operating expenses	423,455	352,378	2,323,845	1,204,464

Income from operations	569,882	253,115	267,361	1,545,926

OTHER INCOME (EXPENSES)
Other income (expenses), net	5,344	(6,791)	19,261	17,758
Interest income	359	-	1,417	-
Interest expense	(137)	-	(137)	-
Total other income (expenses), net	5,566	(6,791)	20,541	17,758

Income before income taxes	575,448	246,324	287,902	1,563,684

Income tax expense	(71,114)	(72,691)	(71,114)	(411,672)

Net income from discontinued operations attributable to XT Energy Group, Inc.	$504,334	$173,633	$216,788	$1,152,012

Note 5 – Accounts receivable, net

Accounts receivable, net, consist of the following:

	April 30, 2020	July 31, 2019

Accounts receivable	$4,719,388	$6,096,212
Less: allowance for doubtful accounts	(2,075,245)	(1,695,469)
Accounts receivable, net	2,644,143	4,400,743
Less: accounts receivable – discontinued operations	(2,498,469)	(3,009,340)
Accounts receivable, net – continuing operations	$145,674	$1,391,403

Movement of allowance for doubtful accounts is as follows:

	Nine Months Ended April 30, 2020	Year Ended July 31, 2019

Beginning balance	$1,695,469	$1,374,155
Provision for doubtful accounts	476,565	422,684
Wrote off	(21,575)	(118,684)
Allowance acquired from acquisition	-	32,478
Exchange rate effect	(75,214)	(15,164)
Ending balance	2,075,245	1,695,469
Less: balance – discontinued operations	(347,883)	(293,636)
Ending balance – continuing operations	$1,727,362	$1,401,833

Note 6 – Inventories, net

Inventories, net, consist of the following:

	April 30, 2020	July 31, 2019

Raw materials and parts	$1,444,435	$1,607,472
Work in progress	407,396	258,634
Semi-finished goods	-	392,772
Finished goods	4,840,171	6,420,298
Total	6,692,002	8,679,176
Less: allowance for inventory reserve	(3,941,460)	(54,421)
Inventories, net	2,750,542	8,624,755
Less: inventories – discontinued operations	(2,071,185)	(2,810,884)
Inventories, net – continuing operations	$679,357	$5,813,871

For the three months ended April 30, 2020 and 2019, a provision for inventory reserve of $3,081,100 and $0, respectively, were recorded, and reflected as cost of sales on the accompanying statement of operations and comprehensive (loss) income.

For the nine months ended April 30, 2020 and 2019, a provision for inventory reserve of $4,747,539 and $0, respectively, were recorded, and reflected as cost of sales on the accompanying statement of operations and comprehensive (loss) income.

Note 7 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	April 30, 2020	July 31, 2019

Plant and buildings	$7,947,700	$11,773,196
Machinery equipment	4,049,247	9,040,901
Computer and office equipment	912,404	668,741
Vehicles	331,169	468,486
Plant improvement	1,458,382	1,146,692
Construction in progress	25,888	1,650,429
Subtotal	14,724,790	24,748,445
Less: accumulated depreciation	(3,296,436)	(5,098,140)
Property, plant and equipment, net	11,428,354	19,650,305
Less: property, plant and equipment – discontinued operations	(11,295,044)	(14,894,781)
Property, plant and equipment, net – continuing operations	$133,310	$4,755,524

Depreciation expenses from continuing operations for the three months ended April 30, 2020 and 2019 were $9,681 and $46,226, respectively. For the three months ended April 30, 2020 and 2019, depreciation from continuing operations included in cost of sales were $3,303 and $0 respectively. For the three months ended April 30, 2020 and 2019, depreciation from continuing operations included in selling, general and administrative expenses was $6,378 and $46,226, respectively.

Depreciation expenses from continuing operations for the nine months ended April 30, 2020 and 2019 were $179,584 and $251,346, respectively. For the nine months ended April 30, 2020 and 2019, depreciation from continuing operations included in cost of sales were $61,410 and $106,024 respectively. For the nine months ended April 30, 2020 and 2019, depreciation from continuing operations included in selling, general and administrative expenses was $118,174 and $145,322, respectively.

Depreciation expenses from discontinued operations for the three months ended April 30, 2020 and 2019 were $272,895 and $203,627, respectively. For the three months ended April 30, 2020 and 2019, depreciation from discontinued operations included in cost of sales were $88,868 and $136,872, respectively. For the three months ended April 30, 2020 and 2019, depreciation expenses from discontinued operations included in general and administrative expenses was $184,027 and $66,755, respectively.

Depreciation expenses from discontinued operations for the nine months ended April 30, 2020 and 2019 was $797,709 and $539,634, respectively. For the nine months ended April 30, 2020 and 2019, depreciation from discontinued operations included in cost of sales were $387,035 and $358,401, respectively. For the nine months ended April 30, 2020, depreciation expenses from discontinued operations included in general and administrative expenses was $410,674 and $181,233, respectively.

Note 8 – Intangible assets, net

Intangible assets, net, consist of the following:

	April 30, 2020	July 31, 2019

Land use rights	$4,560,008	$7,227,670
Technology know-hows	1,797,133	1,812,147
Patents, licenses and certifications	1,218,631	2,408,430
Software	2,016	7,451
Less: accumulated amortization	(985,184)	(715,376)
Intangible assets, net	6,592,604	10,740,322
Less: intangible assets – discontinued operations	(6,591,848)	(10,036,932)
Intangible assets, net – continuing operations	$756	$703,390

Amortization expenses from continuing operations for the three months ended April 30, 2020 and 2019 amounted to $218 and $70,162, respectively. Amortization expenses from continuing operations for the nine months ended April 30, 2020 and 2019 amounted to $42,907 and $206,948, respectively.

Amortization expenses from discontinued operations for the nine months ended April 30, 2020 and 2019 amounted to $117,493 and $154,305, respectively. Amortization expenses from discontinued operations for the nine months ended April 30, 2020 and 2019 amounted to $404,867 and $413,421, respectively.

Based on the finite-lived intangible assets as of April 30, 2020, the expected amortization expenses from continuing operations are estimated as follows:

Twelve Months Ending April 30,	Estimated Amortization Expense

2021	$468,636
2022	467,880
2023	467,880
2024	467,880
2025	463,959
Thereafter	4,256,369
Total	6,592,604
Less: intangible assets – discontinued operations	(6,591,848)
Total intangible assets, net – continuing operations	$756

Note 9 – Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Hubei Jinli	Tianjin Jiabaili	Wine Co. and Herbal Wine Co.	Total
Balance as of July 31, 2018	$3,793,245	$339,898	$-	$4,133,143
Goodwill acquired through acquisitions	-	-	1,976,878	1,976,878
Goodwill impairment	-	(339,221)	-	(339,221)
Foreign currency translation adjustment	(35,100)	(677)	21,509	(14,268)
Balance as of July 31, 2019	3,758,145	-	1,998,387	5,756,532
Disposal	-	-	(1,998,387)	(1,998,387)
Foreign currency translation adjustment	(92,128)	-	-	(92,128)
Balance as of April 30, 2020	3,666,017	-	-	3,666,017
Less: goodwill – discontinued operations	(3,666,017)	-	-	(3,666,017)
Goodwill – continuing operations	$-	$-	$-	$-

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

The Company has several production plant and equipment lease agreements, and factory and dormitory lease agreements with lease terms ranging from two to seven years. Upon adoption of ASU 2016-02, the Company recognized approximately $2.7 million right of use (“ROU”) assets and approximately $2.1 million lease liabilities based on the present value of the future minimum rental payments of leases, using incremental borrowing rate of 4.75% and 4.90% based on duration of lease terms. The weighted average remaining lease term is 2.68 years.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases generally do not contain options to extend at the time of expiration.

Rent expense from continuing operations for the three months ended April 30, 2020 and 2019, rent expense amounted to approximately $72,000 and $217,000, respectively. For the nine months ended April 30, 2020 and 2019, rent expense amounted to approximately $280,000 and $444,000, respectively.

Rent expense from discontinuing operations for the three months ended April 30, 2020 and 2019, rent expense amounted to approximately $234,000 and $51,000, respectively. For the nine months ended April 30, 2020 and 2019, rent expense amounted to approximately $705,000 and $120,000, respectively.

The maturity of the Company’s lease obligations for the next five years and thereafter is presented below:

Twelve Months Ending April 30,	Continued Operating Lease Amount	Discontinued Operating Lease Amount

2021	$43,635	$834,192
2022	19,696	404,861
2023	19,696	404,861
2024	425	-
2025	425	-
Thereafter	850	-
Total lease payments	84,727	1,643,914
Less: Interest	(4,444)	(81,337)
Total present value of lease liabilities	80,283	1,562,577
Present value of lease liabilities – related party	(23,028)	-
Present value of lease liabilities – third parties	$57,255	$1,562,577

Note 11 – Related party balances and transactions

Leases with related parties

Sanhe Xiangtian leases its principal office, factory and dormitory from LuckSky Holding (Group) Co. Ltd. (“LuckSky Group”) in Sanhe City, Hebei Province, PRC. LuckSky Group is owned by Zhou Deng Rong, the Company’s former Chief Executive Officer, and Zhou Jian, the Company’s Chairman. The space in the office, factory and dormitory being leased are 1,296, 5,160 and 1,200 square meters, respectively. The office and factory space are leased for a rent of $99,293 (RMB 697,248) per year and the dormitory is leased for a rent of $18,456 (RMB 129,600) per year. The leases expire on July 31, 2024 and are subject to renewal with two-month advance written notice. This lease was terminated in April 2019. For the three months ended April 30, 2020 and 2019, rent expense for the lease with Lucksky Group was $0 and $30,710, respectively. For the nine months ended April 30, 2020 and 2019, rent expense for the lease with Lucksky Group was $0 and $90,842, respectively.

In June 2018, Sanhe Xiangtian leased another office in Sanhe City from Sanhe Dong Yi Glass Machine Company Ltd (“Sanhe Dong Yi”) which is owned by Zhou Deng Rong with the lease term expired on June 14, 2019 for a rent of approximately $7,000 (RMB 48,000) per year. Sanhe Xiangtian renewed such lease under the same terms from June 15, 2019 to June 14, 2020. For the three months ended April 30, 2020 and 2019, rent expense for this lease with Sanhe Dong Yi was $1,709 and $1,746 respectively. For the nine months ended April 30, 2020 and 2019, rent expense for this lease with Sanhe Dong Yi was $5,126 and $5,274 respectively.

Related party balances

a.	Accounts receivables – related party:

Name of Related Party	Relationship	Nature	April 30, 2020	July 31, 2019

Xianning Lucksky Aerodynamic Electricity	Liewu Shi, became executive director of Xiangtian Zhongdian in April 2020, is the executive director of the company	Sales of PV Panels	$17,196	$-
Total			$17,196	$-

b.	Other receivables – related parties:

Name of Related Party	Relationship	Nature	April 30, 2020		July 31, 2019

Lei Su	Legal representative of Tianjin Jiabaili	Employee advances	$-		$2,905
Tianyu Ma	General manager of Tianjin Jiabaili	Employee advances	10,140		-
Kai Li	Legal representative of Sanhe	Loan receivable	646,490	*	-
Deng Hua Zhou	Chairman	Employee advances	-		3,632
Total			$656,630		$6,537

*	The loan is due on January 13, 2021 with an annual interest rate of 4.75%.

c.	Accounts payable – related parties:

Name of Related Party	Relationship	Nature	April 30, 2020	July 31, 2019

Xianning Baizhuang Tea Industry Co., Ltd.	Bin Zhou is the CEO of the company	Purchase of materials	$832	$9,554
Xianning Lucksky Aerodynamic Electricity	Liewu Shi, became executive director of Xiangtian Zhongdian in April 2020, is the executive director of the company	Purchase of materials	182,420	-
Total			183,252	9,554
Less: account payables – related parties - discontinued operations			(80,384)	-
Account payables – related parties – continuing operations			$102,868	$9,554

d.	Other payables – related parties and director:

Name of Related Party	Relationship	Nature	April 30, 2020	July 31, 2019

Luck Sky International Investment Holdings Ltd.	Owned by Zhou Deng Rong, former Chief Executive Officer and director	Payment for U.S. professional fee	$688,441	$593,941
Lucksky Group	Owned by Zhou Deng Rong, former Chief Executive Officer and director, and Zhou Jian, Chairman	Lease payable	673,701	600,549
Sanhe Dong Yi	Owned by Zhou Deng Rong, former Chief Executive Officer and director	Lease payable	5,951	872
Hubei Henghao Real Estate Development Co., Ltd.	Bin Zhou, son of Zhou Deng Hua, is the executive director and general manager	Interest payable	476,481	488,455
Zhou Deng Rong	Former Chief Executive Officer and director	Payment for U.S. professional fee	2,181,455	2,748,259
Jian Zhou	Principal shareholder of Xianning Xiangtian	Advances for operational purpose	2,906,641	1,900,164
Zhimin Feng	Legal representative of Jingshan Sanhe	Advances for operational purpose	3,143	3,222
Heping Zhang	General Manager of Hubei Jinli	Payment for acquisition of Hubei Jinli	38,944	39,923
Total			6,974,757	6,375,385
Less: other payables – related parties - discontinued operations			(3,143)	(3,222)
Other payables – related parties – continuing operations			$6,971,614	$6,372,163

e.	Investment payables – related parties (See Note 3)

Note 12 – Significant customer, related party

Prior to April 10, 2014, Zhou Deng Rong, the Company’s former Chief Executive Officer and director, owned 70% equity interest, and Zhou Jian, the Company’s former Chairman, owned the remaining 30% equity interest of Xianning Lucksky Aerodynamic Electricity (“Xianning Lucksky”). Through April 10, 2014, Xianning Lucksky’s primary asset was a land use right for approximately 70 acres of land located in Xianning, Hubei Province, PRC. On April 8, 2014, Zhou Deng Rong sold his 70% equity interest in Xianning Lucksky to an individual, and Zhou Jian sold his 30% equity interest in Xianning Lucksky to another individual. The two individuals are unrelated to Zhou Deng Rong or Jian Zhou, or any member of management of the Company, or any of its consolidated subsidiaries or VIE. As such, as of April 8, 2014, the Company, or any of its shareholders, had no relationship to Xianning Lucksky.

On April 13, 2020, Leiwu Shi, the executive director of Xianning Lucksky became the executive director of Xiangtian Zhongdian and the relationship of the company has changed to related party.

During the three and nine months ended April 30, 2020 and 2019, the Company entered into a series of sales contracts with Xianning Lucksky. These contracts represented approximately $0 and $17,338 of the Company’s revenue from continuing operations for the three months ended April 30, 2020 and 2019, respectively. These contracts represented approximately $11,000 and $1,842,032 of the Company’s revenue from continuing operations for the nine months ended April 30, 2020 and 2019, respectively.

On July 27, 2016, Xianning Xiangtian entered into a rental agreement with Xianning Lucksky to lease 4,628 square meters’ space in a factory in Xianning, Hubei Province, PRC. The space is leased for a rent of $83,132 (RMB 555,360) per year. The lease was scheduled to expire on July 31, 2018 but the Company terminated the lease early in February 2018 when the Company through Xiangtian Zhongdian signed another lease agreement which expired on February 5, 2019 with a rent of approximately $25,000 (RMB 168,922) per year. Xiangtian Zhongdian renewed such lease under the same terms from February 6, 2019 to February 5, 2021. Rent expense related to these leases were $6,012 and $6,250 for three months ended April 30, 2020 and 2019, respectively. Rent expense related to these leases were $18,040 and $18,750 for nine months ended April 30, 2020 and 2019, respectively.

On February 1, 2018, Xianning Xiangtian entered into a lease with Xianning Lucksky for 4,628 square meters in the factory in Xianning, Hubei province. The factory space is leased for a rent of approximately $25,000 (RMB 168,922) per year from February 1, 2018 to July 31, 2020 and is subject to renewal with a one-month advance written notice. Rent expense for this lease amounted to $6,012 and $6,250 for the three months ended April 30, 2020 and 2019, respectively. Rent expense for this lease amounted to $18,040 and $18,750 for the nine months ended April 30, 2020 and 2019, respectively.

On July 27, 2018, Xianning Xiangtian entered into a lease with Xianning Lucksky for a space of 3,128 square meters in the factory in Xianning, Hubei province. The factory space is leased for a rent of approximately $17,000 (RMB 114,172) per year from August 1, 2018 to July 31, 2020 and is subject to renewal with a one-month advance written notice. Rent expense for this lease amounted to $4,064 and $4,250 for the three months ended April 30, 2020 and 2019, respectively. Rent expense for this lease amounted to $12,193 and $12,750 for the nine months ended April 30, 2020 and 2019, respectively.

Note 13 – Employee benefits government plan

The Company participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. PRC labor regulations require the Company to pay to the local labor bureau a monthly contribution calculated at a stated contribution rate based on the basic monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. As of April 30, 2020 and July 31, 2019, the outstanding amount due to the local labor bureau was $213,739 and $199,500, respectively, and is included in Other Payables and Accrued Liabilities on the accompanying unaudited condensed consolidated balance sheets.

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

Significant components of the income tax (benefit) expense consisted of the following for the three and nine months ended April 30:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Current	$54,661	$586,228	$(259,252)	$2,162,146
Deferred	-	-	-	-
Provision (benefit) for income tax	54,661	586,228	(259,252)	2,162,146
Less: Provision (benefit) for income tax – discontinued operations	71,143	622,288	(254,754)	1,688,675
(Income tax benefit) provision for income tax – continuing operations	$(16,482)	$(36,060)	$(4,498)	$473,471

Significant components of the continuing operations of the Company’s deferred tax assets as of April 30, 2020 and July 31, 2019 are approximately as follows:

	April 30, 2020	July 31, 2019
Deferred tax assets:
Net operating loss carry forwards	$3,228,900	$1,738,300
Accounts receivable allowance	431,800	350,500
Inventory allowance	985,400	13,600
Deposit for investment allowance	77,600	79,500
Accrued liabilities	70,300	72,000
Warranty and other	15,900	16,300
Deferred tax assets before valuation allowance	4,809,900	2,270,200
Less: valuation allowance	(4,809,900)	(2,270,200)
Net deferred tax assets	$-	$-

As of April 30, 2020, the Company had U.S. federal Net Operating Losses (“NOLs”) of approximately $5,887,000 that expire beginning in 2029 to 2038 with deferred tax assets of approximately $1,236,000. As of April 30, 2020, the Company had approximately $30,000 of NOLs related to its Hong Kong holding companies that can be carried forward indefinitely with deferred tax assets of approximately $5,000. As of April 30, 2020, the Company had approximately $7,951,000 of NOLs related to its PRC subsidiaries and VIEs that expire in years 2020 through 2023 with deferred tax assets of approximately $1,988,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of April 30, 2020.

Significant components of the discontinued operations of the Company’s deferred tax assets as of April 30, 2020 and July 31, 2019 are approximately as follows:

	April 30, 2020	July 31, 2019
Deferred tax assets:
Net operating loss carry forwards	$348,500	$229,100
Accounts receivable allowance	87,000	73,400
Less: valuation allowance	(435,500)	(302,500)
Net deferred tax assets	$-	$-

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

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other Income (Expense)” in the statement of operations. Penalties would be recognized as a component of “General and Administrative Expenses” in the statement of operations. The Company stayed current and filed its July 31, 2019 before the deadline. No interest or penalty on unpaid tax was recorded during both the three and nine months ended April 30, 2020 and 2019. As of April 30, 2020 and July 31, 2019, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next quarter.

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

Contract dispute – Sanhe Futai vs. Sanhe Xiangtian

Sanhe Futai Environmental Technology Co. Ltd. (“Sanhe Futai”) filed a lawsuit against Sanhe Xiangtian with the Sanhe People’s Court regarding a project and claimed unpaid work of RMB 2,500,000 (approximately $0.4 million) caused by Sanhe Futai provided the unqualified construction project work. On December 7, 2019, the Sanhe People’s Court reached a verdict ruling Sanhe Xiangtian to pay the unpaid work balance plus interest and court fee. Sanhe Xiangtian filed an appeal with Langfang City Intermediate People’s Court of Hebei Province. On May 6, 2020, Langfang City Intermediate People’s Court of Hebei Province issued a ruling that the facts of the first verdict was unclear and required the case to be retrial. The Company does not believe the litigation will have a material impact on its current operations and financial statements as the accounts payable amount has been properly accrued.

Acquisition payment dispute – Sanhe Xiangtian vs. Wenhe Han and Guifen Wang

On March 19, 2019, Wenhe Han and Guifen Wang, former shareholders of Tianjin Jiabaili (collectively known as the “Plaintiffs”), filed a lawsuit against Xianning Xiangtian in People’s Court of Jizhou District, Tianjin City for a dispute over the equity transfer of Tianjin Jiabaili between Plaintiffs and Xianning Xiangtian. The Plaintiffs claimed damage amounting to RMB 2,000,000 (approximately $0.3 million) for breach of contract and demanded immediate payment on the unpaid equity transfer balance of RMB 1,720,000 (approximately $0.3 million). A hearing was held on April 23, 2019 and the court approved the request of the Plaintiffs to freeze Xianning Xiangtian’s assets worth of RMB 3,720,000 (approximately $0.6 million) before a judgement is rendered. As of the date of this report, the freeze order has not been enforced and the Company has not received the list of assets subject to this order. On April 20, 2020, the People’s Court of Jizhou District, Tianjin City reached a verdict in favor of the Plaintiffs. Xianning Xiangtian filed an appeal and the case is under review. Management currently cannot estimate the outcome of the litigation. The Company does not believe the litigation will have a material impact on its current operations and financial statements as the acquisition payment amount has been properly accrued.

On April 15, 2019, Xianning Xiangtian filed a lawsuit against Wenhe Han and Guifen Wang, former shareholders of Tianjin Jiabaili, for the same dispute over the equity transfer of Tianjin Jiabaili in the People’s Court of Jizhou District, Tianjin City. Xianning Xiangtian claimed damage amounting to RMB 2,000,000 (approximately $0.3 million) and demanded immediate refund of RMB 5,080,000 (approximately $0.8 million) plus six percent (6%) annual interest starting from April 15, 2019 due to misrepresentation of the production facility of Tianjin Jiabaili from the former shareholders of Tianjin Jiabiali. A hearing was held June 11, 2019 and the court approved the request of the Company to freeze Wenhe Han and Guifen Wang’s personal assets worth of RMB 7,080,000 (approximately $1.0 million). On October 8, 2019, the People’s Court of Jizhou District, Tianjin City reached a verdict and rejected the Xianning Xiangtian’s claim. Xianning Xiangtian filed an appeal and the case is under review by the People’s Court of Jizhou District, Tianjin City. Management currently cannot estimate the outcome of the litigation.

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

As of April 30, 2020, the type of complaints and disputes and their potential claims that the Company does not accrue costs for potential litigation losses as the probability of repaying these claims are remote. These potential claims are summarized as follows:

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

Dispute matter	Claim amount
1) Negotiable instruments	$580,975
2) Labor	992
Total	$581,967

Shimen Government Inquiry

On June 10, 2019, Xianning Xiangtian received an inquiry from Shimen County Market Supervision Bureau (the “Bureau”) with respect to a formal investigation it initiated against Xianning Xiangtian on May 10, 2019.  The Bureau stated it is investigating that Xianning Xiangtian was selling its shares to the public in anticipation of a Nasdaq listing in the near future as part of a multi-level marketing scheme.  On June 14, 2019, Xianning Xiangtian issued a Letter of Statement in response to the inquiry and stated Xianning Xiangtian never issued any shares to the unspecified public since its incorporation and that all of the Company’s shares are registered with the Company’s Transfer Agent. Following Xianning Xiangtian’s delivery of its Letter of Statement, it has not received any further inquiries from the Bureau. After the Bureau’s investigation, it has reached an administrative penalty decision to another business entity with similar name and confirmed that Xianning Xiangtian has no relation with the penalized business entity.

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

Coronavirus (“COVID-19”)

In December 2019, a novel strain of coronavirus, or COVID-19, surfaced and it has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Substantially all of the Company’s revenue is concentrated in China. Consequently, the COVID-19 outbreak may materially adversely affect the Company’s business operations, financial condition and operating results for 2020, including but not limited to material negative impact on the Company’s total revenues, slower collection of accounts receivables and additional allowance for doubtful accounts, slower usage of inventories and additional allowance for inventories obsolescence. The Company has resume its operation in April 2020. Because of the significant uncertainties surrounding the COVID-19 outbreak, the extent of the business disruption and the related financial impact cannot be reasonably estimated at this time. As of the date of this report, the Company’s operation has been adversely affected which resulted in significant decrease in quarter ended April 30, 2020 as well as May and June of 2020 compared with the same periods of prior year. There is no guarantee that the Company’s revenues will grow or remain at a similar level year over year in the remainder of 2020.

Note 16 – Concentrations

Customer concentration risk

For the three months ended April 30, 2020, no customers accounted for 10% or more of the Company’s total revenues. For the three months ended April 30, 2019, one customer accounted for 10.7% of the Company’s total revenues.

For the nine months ended April 30, 2020, three customers accounted for 31.2%, 25.9% and 15.3% of the Company’s total revenues. For the nine months ended April 30, 2019, one customer accounted for 59.9% of the Company’s total revenues.

As of April 30, 2020, three customers accounted for 49,9%, 13.0% and 10.5% of the total balance of accounts receivable. As of July 31, 2019, two customers accounted for 35.5% and 34.6% of the total balance of accounts receivable.

Vendor concentration risk

For the three months ended April 30, 2020, no vendor accounted for 10.0% or more of the Company’s total purchases. For the three months ended April 30, 2019, two vendors accounted for 51.8% and 19.2% of the Company’s total purchases.

For the nine months ended April 30, 2020, two vendor accounted for 23.4% and 11.7% of the Company’s total purchases. For the nine months ended April 30, 2019, two vendors accounted for 45.2% and 25.6% of the Company’s total purchases.

As of April 30, 2020, three vendors accounted for 62.6%, 17.1% and 14.3% of the total balance of accounts payable. As of July 31, 2019, three vendors accounted for 61.4%, 16.9% and 14.1% of the total balance of accounts payable.

Note 17 – Segment reporting

The Company evaluates performance and determines resource allocations based on a number of factors, the primary measurement being income from operations of the Company’s nine reportable divisions in the PRC: Sanhe Xiangtian, Xianning Xiangtian, Xiangtian Zhongdian, Jingshan Sanhe, Hubei Jinli, Tianjin Jiabaili, Xiangtian Trade, Wine Co., and Herbal Wine Co. Tianjin Jiabaili did not have any operations as of April 30, 2020.

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

The following represents results of division operations for the three and nine months ended April 30, 2020 and 2019:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Revenues (sales returns):
Sanhe Xiangtian	$-	$80,497	$1,523	$2,977,448
Xianning Xiangtian	230,459	350,924	1,306,385	7,918,122
Jingshan Sanhe	5,769	4,577,063	140,911	11,906,856
Xiangtian Zhongdian	-	837,354	1,847,096	21,094,266
Hubei Jinli	1,759,322	1,137,823	4,836,660	4,482,117
Xiangtian Trade	-	6,493	1,478	11,831
Wine Co.	-	1,395,848	6,598	1,795,709
Herbal Wine Co.	-	41,065	(132,838)	142,647
Consolidated revenues	1,995,550	8,427,067	8,007,813	50,328,996
Less: revenues – discontinued operations	(1,765,091)	(7,151,799)	(4,851,331)	(18,327,329)
Revenues – continuing operations	$230,459	$1,275,268	$3,156,482	$32,001,667

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Gross profit (loss):
Sanhe Xiangtian	$-	$8,523	$1,523	$1,167,819
Xianning Xiangtian	(2,686,941)	36,164	(3,500,515)	1,399,376
Jingshan Sanhe	5,197	1,641,188	(16,591)	4,613,712
Xiangtian Zhongdian	(444,883)	66,204	(1,089,530)	2,101,364
Hubei Jinli	993,337	604,710	2,591,206	2,640,814
Xiangtian Trade	-	6,493	26	11,831
Wine Co.	-	1,248,592	(12,390)	1,608,653
Herbal Wine Co.	-	36,667	(111,581)	122,632
Consolidated gross (loss) profit	(2,133,290)	3,648,541	(2,137,852)	13,666,201
Less: gross profit – discontinued operations	(998,534)	(3,531,156)	(2,450,644)	(8,985,811)
Gross (loss) profit – continuing operations	$(3,131,824)	$117,385	$(4,588,496)	$4,680,390

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Income (loss) from operations:
Sanhe Xiangtian	$(90,581)	$(195,549)	$(3,646,653)	$644,287
Xianning Xiangtian	(2,856,925)	53,637	(4,616,434)	640,757
Jingshan Sanhe	(452,267)	723,291	(1,885,860)	3,304,188
Xiangtian Zhongdian	(458,905)	(58,945)	(4,516,467)	1,216,867
Hubei Jinli	569,882	252,333	267,361	1,436,349
Tianjin Jiabaili	(25,825)	(93,343)	(74,570)	(391,034)
Xiangtian Trade	(10,861)	(36,190)	(41,666)	(31,797)
Wine Co.	-	1,135,425	(395,833)	1,436,229
Herbal Wine Co.	-	9,070	(200,011)	75,173
All four holding entities	(216,266)	(472,144)	(802,289)	(1,575,108)
Consolidated (loss) income from operations	(3,541,748)	1,317,585	(15,912,422)	6,755,911
Less: income (loss) from operations – discontinued operations	(117,615)	(2,120,119)	2,214,343	(6,251,939)
(Loss) income from operations – continuing operations	$(3,659,363)	$(802,534)	$(13,698,079)	$503,972

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Net income (loss) attributable to controlling interest:
Sanhe Xiangtian	$(66,580)	$(106,989)	$(3,632,545)	$636,226
Xianning Xiangtian	(1,469,128)	(454,060)	(3,816,762)	(432,501)
Jingshan Sanhe	(445,876)	435,720	(1,648,893)	2,275,609
Xiangtian Zhongdian	(1,756,139)	(42,897)	(4,591,321)	628,884
Hubei Jinli	504,334	172,852	216,788	1,042,435
Tianjin Jiabaili	(25,750)	(93,193)	(74,475)	(392,384)
Xiangtian Trade	(4,657)	(34,932)	(35,088)	(31,668)
Wine Co.	-	759,374	(284,640)	953,669
Herbal Wine Co.	-	(74,284)	(181,987)	(24,853)
All four holding entities	(229,851)	(469,803)	(812,423)	(1,570,363)
Consolidated net (loss) income attributable to controlling interest	(3,493,647)	91,788	(14,861,346)	3,085,054
Less: net (loss) income attributable to controlling interest – discontinued operations	(58,454)	(1,293,662)	1,898,733	(4,246,860)
Net (loss) income attributable to controlling interest – continuing operations	$(3,552,101)	$(1,201,874)	$(12,962,613)	$(1,161,806)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Depreciation and amortization expenses:
Sanhe Xiangtian	$2,956	$47,244	$65,308	$134,666
Xianning Xiangtian	890	172	2,270	366
Jingshan Sanhe	115,201	26,786	283,946	50,010
Xiangtian Zhongdian	601	23,960	138,304	169,117
Hubei Jinli	275,107	230,928	755,702	744,665
Tianjin Jiabaili	5,240	48,322	15,725	153,843
Xiangtian Trade	295	302	884	302
Wine Co.	-	81,248	138,165	132,904
Herbal Wine Co.	-	15,358	24,766	25,476
Consolidated depreciation and amortization expenses	400,290	474,320	1,425,070	1,411,349
Less: depreciation and amortization expenses – discontinued operations	(390,308)	(354,320)	(1,202,579)	(953,055)
Depreciation and amortization expenses – continuing operations	$9,982	$120,000	$222,491	$458,294

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Interest expense:
Sanhe Xiangtian	$-	$41	$-	$5,875
Xianning Xiangtian	-	131,847	35,853	715,341
Hubei Jinli	-	38,957	-	153,210
Consolidated interest expense	-	170,845	35,853	874,426
Less: interest expense – discontinued operations	-	(38,957)	-	(153,210)
Interest expense – continuing operations	$-	$131,888	$35,853	$721,216

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Capital expenditures:
Sanhe Xiangtian	$-	$59,892	$-	$106,941
Xianning Xiangtian	-	3,268	4,773	5,103
Jingshan Sanhe	160,223	1,086,843	1,533,983	1,977,419
Xiangtian Zhongdian	-	58	-	8,153
Hubei Jinli	26,967	72,699	424,067	456,980
Tianjin Jiabaili	-	16,496	-	35,151
Xiangtian Trade	-	2,083	-	2,083
Wine Co.	-	157,218	-	230,865
All four holding entities	-	18,500	-	18,500
Consolidated capital expenditures	187,190	1,417,057	1,962,823	2,841,195
Less: capital expenditures – discontinued operations	(187,190)	(1,316,760)	(1,958,050)	(2,682,438)
Capital expenditures – continuing operations	$-	$100,297	$4,773	$158,757

Total assets of each division as of April 30, 2020 and July 31, 2019 consisted of the following:

	April 30, 2020	July 31, 2019
Total assets:
Sanhe Xiangtian	$924,005	$4,889,875
Xianning Xiangtian	11,002,527	7,969,624
Jingshan Sanhe	8,899,985	6,969,849
Xiangtian Zhongdian	2,628,802	7,731,512
Hubei Jinli	21,343,005	21,635,194
Tianjin Jiabaili	276,610	302,518
Xiangtian Trade	180,016	483,168
Wine Co.	-	11,005,886
Herbal Wine Co.	-	2,973,064
All four holding entities	508,261	416,098
Consolidated assets	45,763,211	64,376,788
Less: assets – discontinued operations	(30,242,989)	(42,583,992)
Total assets – continuing operations	$15,520,222	$21,792,796

Note 18 – Subsequent events

On May 1, 2020, the Company acquired the remaining 30% ownership held by Nanjing Zhongdian Photovoltaic Co. Ltd. in Xiangtian Zhongdian at RMB 1 due to Xiangtian Zhongdian was at a net deficit position and Xiangtian Zhongdian became the Company’s wholly owned subsidiary.

On June 28, 2020, the Company entered into two equity transfer agreements with Xubin Zhang and Jian Zheng (the “Buyers”), which the Company agreed to sell its 100% ownership in Hubei Jinli to the Buyers for approximately $21.3 million (RMB 150.0 million), of which, 60% ownership are sold to Xubin Zhang, an unrelated third party, and 40% ownership are sold to Jian Zheng, an unrelated third party. The result of operations of Hubei Jinli was presented as discontinued operations for three and nine months ended April 30, 2020 unaudited condensed consolidated financial statements.

On June 29, 2020, the Company entered into two equity transfer agreements with Xue Wang and Chao Feng (the “Buyers”), which the Company agreed to sell its 100% ownership in Jingshan Sanhe to the Buyers for approximately $4.3 million (RMB 30.0 million), of which, 60% ownership are sold to Xue Wang, an unrelated third party, and 40% ownership are sold to Chao Feng, an unrelated third party. The result of operations of Jingshan Sanhe was presented as discontinued operations for three and nine months ended April 30, 2020 unaudited condensed consolidated financial statements.

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

In September and October 2018, January 2019 and March 2019, Mr. Jian Zhou, our former Chairman and current principal shareholder as well as a shareholder of Xianning Xiangtian, and Zhou Deng Rong, the Company’s former Chief Executive Officer and director, injected an aggregate of RMB 209,260,000 (approximately $30.8 million) as capital contribution to Xianning Xiangtian.

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

On December 16, 2019, the board of directors of Xiangtian Zhongdian made a decision to suspend its current operations temporally and will further make determination on its future sales plan of PV Panels in Xiangtian Zhongdian. In May, 2020, we acquired the remaining 30% ownership held by Nanjing Zhongdian Photovoltaic Co. Ltd. in Xiangtian Zhongdian and Xiangtian Zhongdian became our wholly owned subsidiary. However, our sales from PV panels are expected to decrease as compared to the prior period due to the non-controlling shareholder in Xiangtian Zhongdian having retained their marketing team and left Xiangtian Zhongdian. We are starting to develop our own PV panels market with our internal marketing sources. Our PV panels operations is expected to resume back to the normal level once we developed our own PV panels market.

On January 6, 2020, we entered into an equity transfer agreement with Kairui Tong and Hao Huang (the “Buyers”), which we agreed to sell its 90% ownership in Wine Co. and Herbal Wine Co. to the Buyers for approximately $9.6 million (RMB 67.5 million), of which, 54% ownership are sold to Kairui Tong, the legal representative and general manager of Wine Co. and Herbal Wine Co, and 36% ownership are sold to Hao Huang, an unrelated third party. The result of operations of Rongentang was presented as discontinued operations for the nine months ended April 30, 2020 and for the three and nine months ended April 30, 2019 unaudited condensed consolidated financial statements.

On May 1, 2020, we acquired the remaining 30% ownership held by Nanjing Zhongdian Photovoltaic Co. Ltd. in Xiangtian Zhongdian and Xiangtian Zhongdian became our wholly owned subsidiary.

On June 28, 2020, we entered into two equity transfer agreements with Xubin Zhang and Jian Zheng (the “Buyers”), which we agreed to sell its 100% ownership in Hubei Jinli to the Buyers for approximately $21.3 million (RMB 150.0 million), of which, 60% ownership are sold to Xubin Zhang, an unrelated third party, and 40% ownership are sold to Jian Zheng, an unrelated third party. The result of operations of Hubei Jinli was presented as discontinued operations for three and nine months ended April 30, 2020 and 2019 unaudited condensed consolidated financial statements.

On June 29, 2020, we entered into two equity transfer agreements with Xue Wang and Chao Feng (the “Buyers”), which we agreed to sell its 100% ownership in Jingshan Sanhe to the Buyers for approximately $4.3 million (RMB 30.0 million), of which, 60% ownership are sold to Xue Wang, an unrelated third party, and 40% ownership are sold to Chao Feng, an unrelated third party. The result of operations of Jingshan Sanhe was presented as discontinued operations for three and nine months ended April 30, 2020 and 2019 unaudited condensed consolidated financial statements.

The table below illustrates the businesses we conduct through our subsidiaries and consolidated affiliated entities:

Subsidiary	Principal Business	Location
Sanhe Xiangtian	Sales of PV panels, air compression equipment and heat pump products and sale and installation of power generation systems and PV systems	Hebei Province
Xiangtian Zhongdian	Manufacture and sales of PV panels	Hubei Province
Jingshan Sanhe**	Manufacturing and sales of Synthetic fuel products	Hubei Province
Hubei Jinli**	Manufacture and sales of hydraulic parts and electronic components	Hubei Province
Tianjin Jiabaili	Synthetic fuel production	Tianjin
Xianning Xiangtian	Manufacturing and sales of air compression equipment and heat pump products	Hubei Province
Xiangtian Trade	Sale of synthetic fuel products	Hubei Province
Rongentang Wine*	Wine production	Hubei Province
Rongentang Herbal Wine*	Herbal Wine production	Hubei Province

*     Disposed in January 2020

**   Disposed in June 2020

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

Key Factors that Affect Operating Results

Our ability to build our brand and expand our sales distribution channel

We market our products through third-party distributors in China and through employees for direct sales. The distributors sell our products and receive commissions based on the value of the contracts. We utilize three classes of distributors based on the size of their territory – province, city and town. The distributors target factories and power plants, as well as local governments which may encourage local industry to utilize alternative energy sources, for our power generation products. The distributors also target gas stations and automobile repair shops for our synthetic fuel products. Our revenue growth will be affected by our ability to effectively execute our marketing strategies to build our brand and to expand our sales distribution channel through other sources other than through our distributors.

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

Natural disaster or health epidemics

In December 2019, a novel strain of coronavirus, or COVID-19, surfaced and it has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Substantially all of our revenue is concentrated in China. Consequently, the COVID-19 outbreak may materially adversely affect our business operations, financial condition and operating results for 2020. In March 2020, the temporary closure of stores and facilities, or the ‘shelter in place’ order, in China was lifted and many businesses have resumed normal operations. We believe the epidemic may have a short-term negative effect on our business as our revenues has decreased in our three and nine months Ended April 30, 2020 as compared to the same period in 2019. However, because of the significant uncertainties surrounding the COVID-19 outbreak, the extent of the business disruption and the related financial impact cannot be reasonably estimated at this time in the long run. There is no guarantee that our total revenues will grow or remain at a similar level in the second half of calendar year of 2020 as compared to 2019.

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

Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statement of the Company for the three and nine months ended April 30, 2020 and 2019 and related notes thereto.

The Three Months Ended April 30, 2020 Compared to the Three Months Ended April 30, 2019

	For the Three Months Ended April 30, 2020	For the Three Months Ended April 30, 2019	Change	Change (%)

Revenue	$230,459	$1,275,268	$(1,044,809)	(81.9)%
Cost of revenue	3,362,283	1,157,883	2,204,400	190.4%
Gross (loss) profit	(3,131,824)	117,385	(3,249,209)	(2,768.0)%
Operating expenses	527,539	919,919	(392,380)	(42.7)%
Loss from operations	(3,659,363)	(802,534)	2,856,829	356.0%
Other expenses, net	(71,535)	(563,359)	(491,824)	(87.3)%
Loss before income taxes	(3,730,898)	(1,365,893)	2,365,005	173.1%
Income tax benefit	16,482	36,060	(19,578)	(54.3)%
Loss from continuing operations	(3,714,416)	(1,329,833)	2,384,583	179.3%
Income from discontinued operations, net of applicable income taxes	58,454	1,479,358	(1,420,904)	(96.0)%
Net (loss) income	(3,655,962)	149,525	(3,805,487)	(2,545.1)%
Less: Net loss attributable to non-controlling interest from continuing operations	(162,315)	(18,384)	143,931	782.9%
Less: Net income attributable to non-controlling interests from discontinued operations	-	76,121	(76,121)	(100.0)%
Net (loss) income attributable to common stockholders	$(3,493,647)	$91,788	$(3,585,435)	(3,906.2)%
Net (loss) income per share attributable to common stockholders
Basic and diluted loss per share – Continuing operations	$(0.01)	$(0.00)	$0.01	100.0%
Basic and diluted earnings per share – Discontinued operations	$0.00	$0.00	$0.00	0.0%

Continuing Operations

Revenue

Our revenue was derived from the sales of heat pump products for the three months ended April 30, 2020.

Total revenues decreased by $1,044,809 or 81.9%, to $230,459 for the three months ended April 30, 2020 as compared to $1,275,268 for the same period in 2019. The overall decrease was primarily attributable to the decrease of revenue generated from sales of PV panels and other products and heat pump products. See the table below for a detailed analysis of the decrease in our revenue.

Our revenue from our revenue categories is summarized as follows:

	For the Three Months Ended April 30, 2020	For the Three Months Ended April 30, 2019	Change	Change (%)

Revenue
PV panels and others	-	849,720	(849,720)	(100.0)%
Heat pumps	230,459	417,146	(186,687)	(44.8)%
High-grade synthetic fuel	-	8,402	(8,402)	(100.0)%
Total revenue	$230,459	$1,275,268	$(1,044,809)	(81.9)%

Sales of PV panels and others products were $849,720 during the three months ended April 30, 2019, but we did not sell any PV panels and others products during the same period in 2020. The decrease in sales of PV panels and others due to the fact that we did not generate any sales from our PV panels business in Xiangtian Zhongdian. We were operating under certain disagreements with our non-controlling shareholder in Xiangtian Zhongdian, which led to Xiangtian Zhongdian to put the PV panels sales orders on hold. As a result, we did not sell any PV panels and others products during the three months ended April 30, 2020. In May, 2020, we acquired the remaining 30% ownership held by Nanjing Zhongdian Photovoltaic Co. Ltd. in Xiangtian Zhongdian and Xiangtian Zhongdian became our wholly owned subsidiary. However, our sales from PV panels are expected to decrease as compared to the prior period due to the non-controlling shareholder in Xiangtian Zhongdian having retained their marketing team and left Xiangtian Zhongdian. We will start developing our own PV panels market with our internal marketing sources. Our PV panels operations is expected to resume back to the normal level once we developed our own PV panels market.

Sales of heat pumps decreased by $186,687 or 44.8% for the three months ended April 30, 2020 as compared to the same period in 2019. The decrease was attributable to the temporary closure of our and our customers’ operations under the influence of COVID-19 during the three months ended April 30, 2020 which resulted in much lesser sales orders in the current period as compared to the same period in 2019. The decrease was also due to the decrease of selling prices. There were more competitions in the market while we recently did not put a lot of research and development activities to keep up with the latest technology of our heat pumps product to stay competitive, for which we need to lower our selling price to stay competitive.

Sales of high-grade synthetic fuel decreased by $8,402 or 100.0% for the three months ended April 30, 2019, and we did not sell any high-grade synthetic fuel products during the three months ended April 30, 2019 mainly due to significant decrease in sales from Sanhe Xiangtian. Prior to the establishment of Jingshan Sanhe, we sold our high-grade synthetic fuel products in Sanhe Xiangtian. We expected there will be no sales of high-grade synthetic fuel products as our continuing operation because we are no longer expected to sell high-grade synthetic fuel products in Sanhe Xiangtian going forward.

Cost of Revenue

Total cost of revenue increased by $2,204,400, or 190.4%, to $3,362,283 for the three months ended April 30, 2020 as compared to $1,157,883 for the same period in 2019. The increase in cost of revenue was mainly due to the provision of inventories allowance for aged inventories of PV panels and heat pumps.

Our cost of revenue from our revenue categories is summarized as follows:

	For the Three Months Ended April 30, 2020	For the Three Months Ended April 30, 2019	Change	Change (%)

Cost of revenue
PV panels and others	444,883	781,943	(337,060)	(43.1)%
Heat pumps	2,917,400	373,066	2,544,334	682.0%
High-grade synthetic fuel	-	2,874	(2,874)	(100.0)%
Total cost of revenue	$3,362,283	$1,157,883	$2,204,400	190.4%

Cost of revenue of PV panels and others decreased by $337,060 or 43.1% for the three months ended April 30, 2020 as compared to the same period in 2019 mainly due to no sales of our PV panels for the period and offset by the increase of provision allowance for aged inventories due to slow moving of our inventories and lack of sales.

Cost of revenue of heat pumps increased by $2,544,334 or 682.0% for the three months ended April 30, 2020 as compared to the same period in 2019 mainly due to the increase of the cost per unit of our heat pump parts and the allowance for aged inventories due to slow moving of our inventories and lack of sales.

Gross Profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Three Months Ended April 30, 2020	For the Three Months Ended April 30, 2019	Change	Change (%)

PV panels and others
Gross profit margin	$(444,883)	$67,777	$(512,660)	(756.4)%
Gross profit percentage	(100.0)%	8.0%	(108.0)%

Heat pumps
Gross (loss) profit margin	$(2,686,941)	$44,080	$(2,731,021)	(6,195.6)%
Gross profit percentage	(1,165.9)%	10.6%	(1,176.5)%

High-grade synthetic fuel
Gross (loss) profit margin	$-	$5,528	(5,528)	(100.0)%
Gross profit percentage	-%	65.8%	(65.8)%

Total
Gross (loss) profit margin	$(3,131,824)	$117,385	$(3,249,209)	(2,768.0)%
Gross profit percentage	(1,359.0)%	9.2%	(1,368.2)%

Our gross profit (loss) decreased by $3,249,209, or 2,768.0%, to $(3,131,824) during the three months ended April 30, 2020 from $117,385 for the same period in 2019. The decrease in gross profit was primarily due to the significant increase in cost of revenue as we provided allowance for aged inventories which attributed to gross loss.

For the three months ended April 30, 2020 and 2019, our overall gross (loss) profit percentage was (1,359.0%) and 9.2%, respectively. The decrease of 1,368.2% was primarily due to the increase in cost of revenue as we provided more allowance for aging inventories due to slow moving of our inventories and the increase of cost of revenue of our heat pump components products.

Gross (loss) profit percentage for our PV panels and others revenue was (100.0)% and 8.0% for the three months ended April 30, 2020 and 2019, respectively. We did not sell any PV panels and others products during the three months ended April 30, 2020 and provided more allowance for aging inventories due to slow moving of our inventories which resulted to the decrease of gross profit percentage.

Gross (loss) profit percentage for heat pumps revenue was (1,165.9%) and 10.6% for the three months ended April 30, 2020 and 2019, respectively. The decrease was mainly due to we provided significant allowance for aged inventories due to slow moving of our inventories and lack of sales as discussed above. In addition, the decrease of gross profit percentage also due to the decrease of selling prices. There were more competitions in the market while we recently did not put a lot of research and development activities to keep up with the latest technology of our heat pumps product to stay competitive, for which we need to lower our selling price to stay competitive.

Gross profit percentage for our high-grade synthetic fuel revenue was 65.8% for the three months ended April 30, 2019. We did not sold any high-grade synthetic fuel products during the three months ended April 30, 2020.

Operating Expenses

Total operating expenses decreased by $392,380 or 42.7% from $919,919 during the three months ended April 30, 2019 to $527,539 during the same period in 2020. The decrease in operating expenses was mainly attributable to (i) the decrease in selling expenses of $89,410 and (ii) the decrease in general and administrative expenses of $481,573. This decrease was offset by (i) the decrease in recovery for doubtful accounts of $1,421 and (ii) the change in estimated contingent liabilities of $177,182 as we incurred a gain of contingent estimated payment during the three months ended April 30, 2019 and we did not have such contingent payment during the three months ended April 30, 2020.

The decrease in selling expenses of approximately $89,000 was mainly attributable to the decrease in salaries, social insurance and commission expenses of approximately $63,000 to our sales representatives, the decrease in shipping expenses of approximately $16,000 resulted from decreased in sales, and the decrease in travel expenses of approximately $5,000 due to COVID-19 travel restriction.

The decrease in general and administrative expenses of approximately $482,000 was mainly attributable to (i) the decrease in salaries, social insurance expenses, and benefits expenses of approximately $109,000 mainly due to the COVID-19 restriction as our operations and offices were closed with limited operations during the quarter ended April 30, 2020, (ii) the decrease in depreciation and amortization expenses of approximately $111,000 due to the impairment of long-lived assets adjustments that we provided in prior quarters, which we resulted in lesser depreciation and amortization expenses as there were no depreciation and amortization expenses on the impaired assets in the current quarter, (iii) the decrease in other general and administrative expenses including office expenses, supplies and travel and transportation expenses of approximately $83,000 due to the COVID-19 restriction as our operations and offices were closed with limited operations during the quarter ended April 30, 2020, and (iv) approximately $326,000 decrease in professional fees including legal fees, audit fees and consulting fees, as we incurred significant professional fees in relation to the acquisition of Rongentang as well as incurring more up-listing cost during the three months ended April 30, 2019 and we did not incur such professional fees in the same period in 2020 as we currently put our up-listing plan on hold. The decrease was offset by the increase in rent, utilities and property management expenses of approximately $148,000 mainly due to the allocation of our leased factories and related cost into general and administrative expense as we have no production in Xiangtian Zhongdian.

Other Income (Expenses), Net

Total other expenses decreased by $491,824 or 87.3% from $563,359 during the three months ended April 30, 2019 to $71,535 during the same period in 2020. The decrease in total other expenses was mainly attributable to the decrease in other expense as we only incurred approximately $80,000 court fees from our prior legal cases during the three months ended April 30, 2020. This decrease in other expense was also due to approximately $393,000 of one-time finance expenses incurred in the three months ended April 30, 2019 resulted from the early acquisition payment of Hubei Jinli prior to the original due date and approximately $132,000 decrease in interest expense as we did not obtained any new related party loan during the three months ended April 30, 2020.

Income Tax Benefit

Our current income tax benefit was $16,482 and $36,060 for the three months ended April 30, 2020 and 2019, respectively. The decrease of income tax benefit was resulted from lesser taxable losses resulted from the utilization of prior periods net operating losses from our VIEs and controlled entities for the three months ended April 30, 2020 as compared to the same period in 2019. We have also provided 100% allowance on net operating losses for our VIEs and controlled entities which incurred losses that has no prior periods of net operating losses for utilization in the three months ended April 30, 2020 and 2019.

Loss from Continuing Operations

Our net loss from continuing operations decreased by $2,384,583, or 179.3%, to net loss of $3,714,416 for the three months ended April 30, 2020, from a net loss of $1,329,833 for the same period in 2019. Such change was the result of the combination of the changes discussed above.

Discontinued Operations

Net Income from Discontinued Operations

Our net income from discontinued operations decreased by $1,420,904, or 96.0%, to net income of $58,454 for the three months ended April 30, 2020, from a net income of $1,479,358 for the three months ended April 30, 2019. The decrease in income from discontinued operations was predominantly due to the COVID-19 restriction as our operations and offices were closed with limited operations during the quarter ended April 30, 2020 for Jingshan Sanhe and Hubei Jinli. In addition, we disposed Wine Co. and Herbal Wine Co. in January 2020 which also attributable to the decrease of income from discontinued operations. We were generating higher income from the Jingshan Sanhe, Hubei Jinli, Wine Co. and Herbal Wine Co. in the same period in 2019 as there were no COVID-19 restriction and Wine Co. and Herbal Wine Co. were part of our consolidated group. See Note 4 – Discontinued operations.

Net (Loss) Income

Our net loss increased by $3,805,487, or 2,545.1%, to net loss of $3,655,962 for the three months ended April 30, 2020 from a net income of $149,525 for the three months ended April 30, 2019. Such change was the result of the combination of the changes discussed above.

The Nine Months Ended April 30, 2020 Compared to the Nine Months Ended April 30, 2019

	For the Nine Months Ended April 30, 2020	For the Nine Months Ended April 30, 2019	Change	Change (%)

Revenue	$3,156,482	$32,001,667	$(28,845,185)	(90.1)%
Cost of revenue	7,744,978	27,321,277	(19,576,299)	(71.7)%
Gross (loss) profit	(4,588,496)	4,680,390	(9,268,886)	(198.0)%
Operating expenses	9,109,583	4,176,418	4,933,165	118.1%
(Loss) income from operations	(13,698,079)	503,972	(14,202,051)	(2,818.0)%
Other expenses, net	(192,358)	(1,032,359)	(840,001)	(81.4)%
Loss before income taxes	(13,890,437)	(528,387)	13,362,050	2,528.8%
Income tax benefit (expense)	4,498	(473,471)	(477,969)	(101.0)%
Loss from continuing operations	(13,885,939)	(1,001,858)	12,884,081	1,286.0%
(Loss) income from discontinued operations, net of applicable income taxes	(1,950,581)	4,459,636	(6,410,217)	(143.7)%
Loss on sale of discontinued operations, net of applicable income taxes	(454,067)	-	(454,067)	(100.0)%
Net (loss) income	(16,290,587)	3,457,778	(19,748,365)	(571.1)%
Less: Net (loss) income attributable to non-controlling interest from continuing operations	(1,377,393)	269,522	(1,646,915)	(611.1)%
Less: Net (loss) income attributable to non-controlling interests from discontinued operations	(51,848)	103,202	(155,050)	(150.2)%
Net (loss) income attributable to common stockholders	$(14,861,346)	$3,085,054	$(17,946,400)	(581.7)%
Net (loss) income per share attributable to common stockholders
Basic and diluted loss per share – Continuing operations	$(0.02)	$(0.00)	$0.02	100.0%
Basic and diluted (loss) earnings per share – Discontinued operations	$(0.00)	$0.01	$(0.01)	(100.0)%

Continuing Operations

Revenue

Our revenue was derived from the sales of PV panels and others products and heat pump products for the nine months ended April 30, 2020.

Total revenues decreased by $28,845,185 or 90.1%, to $3,156,482 for the nine months ended April 30, 2020 as compared to $32,001,667 for the same period in 2019. The overall decrease was primarily attributable to the decrease of revenue generated from sales of all products. See the table below for a detailed analysis of the decrease in our revenue.

Our revenue from our revenue categories is summarized as follows:

	For the Nine Months Ended April 30, 2020	For the Nine Months Ended April 30, 2019	Change	Change (%)

Revenue
Installation of power generation systems	$-	$392,267	$(392,267)	(100.0)%
PV panels and others	1,850,097	21,259,425	(19,409,328)	(91.3)%
Air compression equipment and other components	-	1,391,714	(1,391,714)	(100.0)%
Heat pumps	1,306,385	7,999,582	(6,693,197)	(83.7)%
High-grade synthetic fuel	-	958,679	(958,679)	(100.0)%
Total revenue	$3,156,482	$32,001,667	$(28,845,185)	(90.1)%

Installation of power generation systems revenue decreased by $392,267 or 100.0% from $392,267 for the nine months ended April 30, 2019 to $0 for the same period in 2020 because we did not have any new installation projects performed during the nine months ended April 30, 2020 as we have not been focusing on our power generation systems business. We are no longer focusing on the installation of power generation systems but to sell the PV panels separately. As a result, we do not expect our installation of power generation systems will be generating any significant revenues.

Sales of PV panels and others decreased by $19,409,328 or 91.3% from $21,259,425 for the nine months ended April 30, 2019 to $1,850,097 for the same period in 2020. The decrease in sales of PV panels and others was primarily due to significant decrease in sales from Xiangtian Zhongdian. We were operating under certain disagreements with our non-controlling shareholder in Xiangtian Zhongdian, which led to Xiangtian Zhongdian to put the PV panels sales orders on hold. As a result, our sales of PV panels decreased during the nine months ended April 30, 2020 as compared to the same period in 2019. In May, 2020, we acquired the remaining 30% ownership held by Nanjing Zhongdian Photovoltaic Co. Ltd. in Xiangtian Zhongdian and Xiangtian Zhongdian became our wholly owned subsidiary. However, our sales from PV panels are expected to decrease as compared to the prior period due to the non-controlling shareholder in Xiangtian Zhongdian having retained their marketing team and left Xiangtian Zhongdian. We will start developing our own PV panels market with our internal marketing sources. Our PV panels operations is expected to resume back to the normal level once we developed our own PV panels market.

Sales of air compression equipment and other components decreased by $1,391,714 or 100.0% and the sales of heat pumps decreased by $6,693,197 or 83.7% for the nine months ended April 30, 2020 as compared to the same period in 2019. The decrease was attributable to significant decrease in sales orders as we lost some large air compression equipment and heat pump customers and temporary closure of our and our customer’s operations under the influence of COVID-19 during the nine months ended April 30, 2020 which resulted in lesser sales orders in the current period as compared to the same period in 2019. Our sales from air compression equipment and heat pumps are expected to be decreased as compared to the prior period going forward as we recently did not put a lot of research and development activities to keep up with the latest technology of the air compression and heat pumps products. We anticipate a decrease in future sales of heat pumps and air compression, and as a result our competitors will, in all likelihood gain a greater market share in this industry.

Sales of high-grade synthetic fuel decreased by $958,679 or 100.0% for the nine months ended April 30, 2020, and we did not sell any high-grade synthetic fuel products during the nine months ended April 30, 2020 mainly due to significant decrease in sales from Sanhe Xiangtian. Prior to the establishment of Jingshan Sanhe, we sold our high-grade synthetic fuel products in Sanhe Xiangtian. We expected there will be no sales of high-grade synthetic fuel products as our continuing operation because we are no longer expected to sell high-grade synthetic fuel products in Sanhe Xiangtian going forward.

Cost of Revenue

Total cost of revenue decreased by $19,576,299, or 71.7%, to $7,744,978 for the nine months ended April 30, 2020 as compared to $27,321,277 for the same period in 2019. The decrease in cost of revenue was in line with the decrease in revenue.

Our cost of revenue from our revenue categories is summarized as follows:

	For the Nine Months Ended April 30, 2020	For the Nine Months Ended April 30, 2019	Change	Change (%)

Cost of revenue
Installation of power generation systems	$-	$360,264	$(360,264)	(100.0)%
PV panels and others	2,939,627	19,123,888	(16,184,261)	(84.6)%
Air compression equipment and other components	-	911,679	(911,679)	(100.0)%
Heat pumps	4,805,351	6,575,806	(1,770,455)	(26.9)%
High-grade synthetic fuel	-	349,640	(349,640)	(100.0)%
Total cost of revenue	$7,744,978	$27,321,277	$(19,576,299)	(71.7)%

Gross Profit

Our gross profit from our major revenue categories is summarized as follows:

	For the Nine Months Ended April 30, 2020	For the Nine Months Ended April 30, 2019	Change	Change (%)

Installation of power generation systems
Gross profit margin	$-	$32,003	$(32,003)	(100.0)%
Gross profit percentage	-%	8.2%	(8.2)%

PV panels and others
Gross (loss) profit margin	$(1,089,530)	$2,135,537	$(3,225,067)	(151.0)%
Gross profit percentage	(58.9)%	10.0%	(68.9)%

Air compression equipment and other components
Gross profit margin	$-	$480,035	$(480,035)	(100.0)%
Gross profit percentage	-%	34.5%	(34.5)%

Heat pumps
Gross (loss) profit margin	$(3,498,966)	$1,423,776	$(4,922,742)	(345.8)%
Gross profit percentage	(267.8)%	17.8%	(285.6)%

High-grade synthetic fuel
Gross profit margin	$-	$609,039	$(609,039)	(100.0)%
Gross profit percentage	-%	63.5%	(63.5)%

Total
Gross (loss) profit margin	$(4,588,496)	$4,680,390	$(9,268,886)	(198.0)%
Gross profit percentage	(145.4)%	14.6%	(160.0)%

Our gross (loss) profit decreased by $9,268,886, or 198.0%, to (4,588,496) during the nine months ended April 30, 2020 from $4,680,390 for the same period in 2019. The decrease in gross profit was primarily due to the significant decrease in revenues from sales of PV panels and other products, air compression equipment, heat pumps, and high-grade synthetic fuel products as discussed above and the increase in cost of revenue as we provided allowance for aged inventories which attributed to gross loss.

For the nine months ended April 30, 2020 and 2019, our overall gross (loss) profit percentage was (145.4%) and 14.6%, respectively. The decrease of 160.0% was primarily due to increase in cost of revenue as we provided allowance for aged inventories.

Gross profit percentage for our installation of power generation systems revenue was 8.2% for the nine months ended April 30, 2019. We did not have any installation project performed during the nine months ended April 30, 2020.

Gross (loss) profit percentage for PV panels and others revenue was (58.9%) and 10.0% for the nine months ended April 30, 2020 and 2019, respectively. The decrease of gross profit percentage was due to the increase in cost of revenue as we provided allowance for aged inventories due to slow moving of our inventories and lack of sales as discussed above.

Gross profit percentage for air compression equipment and other components revenue was 34.5% for the nine months ended April 30, 2019. We did not sell any air compression equipment and other components during the nine months ended April 30, 2020.

Gross (loss) profit percentage for heat pumps revenue was (267.8%) and 17.8% for the nine months ended April 30, 2020 and 2019, respectively. The significant decrease was mainly due to increase in cost of revenue as we provided allowance for aged inventories due to slow moving of our inventories.

Gross profit percentage for high-grade synthetic fuel revenue was 63.5% for the nine months ended April 30, 2019. We did not sold any high-grade synthetic fuel products during the nine months ended April 30, 2020.

Operating Expenses

Total operating expenses increased by $4,933,165 or 118.1% from $4,176,418 during the nine months ended April 30, 2019 to $9,109,583 during the same period in 2020. The increase in operating expenses was mainly attributable to (i) the increase in provision for doubtful accounts of $854,559 as we have more aged receivables, (ii) the increase in impairment of advances to suppliers of $538,809 and (iii) the increase in impairment loss of long-lived assets of $4,999,504. The increase in operating expenses was offset by (iv) the decrease in selling expenses of $602,561 and (v) the decrease in general and administrative expenses of $878,584.

The decrease in selling expenses of approximately $603,000 was mainly attributable to the decrease in salaries and benefits and commission expenses of approximately $564,000 to our sales representatives as we determined adding sales representatives is not an effective way to promote our products and the decrease of shipping expenses of approximately $35,000 resulted from decreased in sales.

The decrease in general and administrative expenses of approximately $879,000 was mainly attributable to (i) approximately $968,000 decrease in professional fees including legal fees, audit fees and consulting fees, as we incurred significant professional fees in relation to the acquisition of Hubei Jinli, Wine Co. and Herbal Wine Co. as well as incurring more up-listing cost during the nine months ended April 30, 2019 and we did not incur such professional fees in the same period in 2020 as we currently put our up-listing plan on hold, (ii) the decrease in depreciation and amortization expenses of approximately $193,000 due to the impairment of long-lived assets adjustments that we provided in the year ended July 31, 2019, which we resulted in lesser depreciation and amortization expenses as there were no depreciation and amortization expenses on the impaired assets in the current period and (iii) the decrease in other general and administrative expenses including office expenses, meals and entertainment, training and supply expenses of approximately $123,000 mainly due to the COVID-19 restriction as our operations and offices were closed with limited operations during the quarter ended April 30, 2020. The decrease was offset by the increase in rent, utilities and property management expenses of approximately $405,000 mainly due to the allocation of our leased factories and related cost into general and administrative expense as we have no production in Xiangtian Zhongdian.

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

Other (Expenses) Income, Net

Total other expenses decreased by $840,001 or 81.4% from total other expenses of $1,032,359 during the nine months ended April 30, 2019 to $192,358 during the same period in 2020. The decrease in total other expenses was mainly attributable approximately $685,000 decrease in interest expense as we did not obtained any new related party loan during the nine months ended April 30, 2020. This decrease was also due to the decrease in other expense of approximately $160,000. During the nine months ended April 30, 2019, we incurred approximately $393,000 of one-time finance expenses resulted from the early acquisition payment of Hubei Jinli prior to the original due date and we did not incur such costs during the same period in 2020. During the nine months ended April 30, 2020, we made approximately $285,000 donation to the Red Cross Society of Hubei province and Xianning City for helping current COVID-19 patients and we also incurred approximately $80,000 court fees offset by the increase in other income of approximately $176,000, as we received more government grants for technological transformation.

Income Tax Benefit (Expense)

Our current income tax benefit (expense) was $4,498 and $(473,471) for the nine months ended April 30, 2020 and 2019, respectively. The increase of income tax benefit is due to the fact that we utilized the income tax benefit from our VIEs and controlled entities which we incurred losses in current period while incurring income tax expenses in prior periods for the nine months ended April 30, 2020. We have also provided 100% allowance on net operating losses for our VIEs and controlled entities which incurred losses in the nine months ended April 30, 2020. In the nine months ended April 30, 2019, our income tax expense was incurred by our profitable VIEs and controlled entities in both periods and we have provided 100% allowance on net operating losses for our VIEs and controlled entities which incurred losses.

Loss from Continuing Operations

Our net loss from continuing operations increased by $12,884,081, or 1,286.0%, to net loss of $13,885,939 for the nine months ended April 30, 2020, from a net loss of $1,001,858 for the same period in 2019. Such change was the result of the combination of the changes discussed above.

Discontinued Operations

Net Loss from Discontinued Operations

Our net loss from discontinued operations increased by $6,410,217 or 143.7%, to net loss of $1,950,581 for the nine months ended April 30, 2020, from a net income of $4,459,636 for the nine months ended April 30, 2019. The increase in loss from discontinued operations was predominantly due to the expenses generated by Jingshan Sanhe and Hubei Jinli, which considered as discontinued operations. We were generating income from Jingshan Sanhe and Hubei Jinli in the same period in 2019. The increase in loss from discontinued operations was also due to the expenses generated by Herbal Wine Co. and Wine Co. which also considered as discontinued operations. We were generating income from the Wine Co. and Herbal Wine Co. in the same period in 2019. See Note 4 – Discontinued operations.

Net loss on Sale of Discontinued Operations

Our net loss from discontinued operations was $454,067 for the nine months ended April 30, 2020, which was due to the sales of Wine Co. and Herbal Wine Co. as we entered into an equity transfer agreement with Kairui Tong and Hao Huang (the “Buyers”) on January 6, 2020, which we agreed to sell its 90% ownership in Wine Co. and Herbal Wine Co. to the Buyers for approximately $9.6 million (RMB 67.5 million), of which, 54% ownership are sold to Kairui Tong, the legal representative and general manager of Wine Co. and Herbal Wine Co, and 36% ownership are sold to Hao Huang, an unrelated third party. We did not sell any operations during the nine months ended April 30, 2019.

Net (Loss) Income

Our net loss increased by $19,748,365, or 571.1%, to net loss of $16,290,587 for the nine months ended April 30, 2020 from a net income of $3,457,778 for the nine months ended April 30, 2019. Such change was the result of the combination of the changes discussed above.

Liquidity and Capital Resources

Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses and capital expenditure obligations. Debt financing from related parties has been utilized to finance the working capital requirements of the Company and acquisitions of businesses. As of April 30, 2020, the Company’s working deficit was approximately $7.4 million and the Company had cash of approximately $1.5 million. Excluding other payable to related parties and director of approximately $7.0 million, the Company’s working deficit was approximately $0.4 million. Although we believe that we can realize our current assets in the normal course of business, our ability to repay our current obligations will depend on the future realization of our current assets and the future operating revenues generated from our operations.

Our management has considered whether there is a going concern issue due to our recurring losses from operations. Management has determined there is substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to cease or curtail our operations. Our management is trying to alleviate the going concern risk through the following sources:

●	we will continuously seek equity financing to support our working capital;

●	other available sources of financing from PRC banks and other financial institutions;

●	financial support and credit guarantee commitments from our related parties.

The following summarizes the key components of our cash flows for the nine months ended April 30, 2020 and 2019.

	For the Nine Months Ended April 30,
	2020	2019
Net cash provided by (used in) operating activities from continuing operations	$309,145	$(4,189,838)
Net cash (used in) provided by operating activities from discontinued operations	(1,347,934)	9,590,640
Net cash used in investing activities from continuing operations	(616,819)	(8,174,433)
Net cash used in investing activities from discontinued operations	(1,962,850)	(2,682,438)
Net cash provided by financing activities from continuing operations	616,861	10,607,221
Net cash provided by (used in) financing activities from discontinued operations	431,440	(4,749,636)
Effect of exchange rate change on cash and restricted cash	(106,051)	20,799
Net change in cash and restricted cash	$(2,676,208)	$422,315

As of April 30, 2020 and July 31, 2019, we had a cash and restricted cash balance of $1,517,952 and $2,279,173, respectively, from continuing operations.

Operating Activities

Net cash provided by operating activities from continuing operations was approximately $0.3 million for the nine months ended April 30, 2020, which was mainly due to non-cash effects of depreciation and amortization expense of approximately $0.2 million, bad debt allowance of approximately $0.7 million, impairment of inventories of approximately $4.7 million, impairment of advances to suppliers of approximately $0.5 million, impairment loss of long-lived assets of approximately $5.0 million, the decrease in notes receivable of approximately $1.1 million, the decrease in accounts receivable as we collected approximately $0.5 million, the decrease in inventories of approximately $0.3 million, the decrease in advances to suppliers of approximately $1.4 million, the decrease in prepaid expenses of approximately $0.2 million, and the decrease in other receivables as we collected approximately $0.3 million. The net cash provided by operating activities was partially offset by net loss from continuing operations of approximately $13.9 million, the decrease in advance from customers of approximately $0.2 million and the decrease in other payables and accrued liabilities of approximately $0.5 million.

Net cash used in operating activities from continuing operations was approximately $4.2 million for the nine months ended April 30, 2019 was mainly comprised of net loss from continuing operations of approximately $1.0 million, recovery of doubtful accounts of approximately $0.2 million, the increase in inventories of approximately $0.8 million, the increase of advance to suppliers of approximately $2.0 million, the increase in prepaid expenses of approximately $0.3 million, the decrease in accounts payable as we paid off approximately $2.0 million to our vendors as the payments became due and the decrease of advances from customers of approximately $3.5 million. The net cash used in operating activities from continuing operations was partially offset by to non-cash effects of depreciation and amortization expense of approximately $0.5 million, amortization of debt discount of approximately $0.4 million, the decrease in notes receivable as we collected bank notes of approximately $0.8 million, the decrease of accounts receivable of approximately $0.5 million, the decrease of contract assets of approximately $2.9 million, and the increase in other payables and accrued liabilities of approximately $0.7 million.

Investing Activities

Net cash used in investing activities from continuing operations was approximately $0.6 million for the nine months ended April 30, 2020, which was mainly comprised of the partial investment payments of approximately $0.4 million that we made in relation to the acquisition of Hubei Jinli, and loan to a related party of approximately $0.6 million with an annual interest rate of 4.75% offset by the refund of short-term investment of approximately $0.4 million.

Net cash used in investing activities from continuing operations was approximately $8.2 million for the nine months ended April 30, 2019 was mainly comprised of the partial investment payments of approximately $9.4 million that we made in relation to the acquisition of Hubei Jinli and Tianjin Jiabaili, the purchase of property and equipment of approximately $0.2 million for our business expansion and the purchase of short-term investment of approximately $0.4 million partially offset by the refund of loan-term investment of approximately $0.1 million and the collection of loan receivable of approximately $1.8 million.

Financing Activities

Net cash provided by financing activities from continuing operations was approximately $0.6 million for the nine months ended April 30, 2020, which was due to borrowings from related parties.

Net cash provided by financing activities from continuing operations was approximately $10.6 million for the nine months ended April 30, 2019 was comprised of capital contribution from one shareholder of approximately $30.8 million, borrowings from related parties of approximately $1.8 million, and proceeds from related party loans of approximately $15.2 million partially offset by the payments of third party loan and related party loan of approximately $1.9 million and $35.4 million, respectively.

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

Contractual Obligations

As of April 30, 2020, the future minimum payments under certain of our contractual obligations were as follows:

		Payments Due In
Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Operating leases liabilities	$1,728,641	$877,827	$849,114	$850	$850
Long-term debt obligations	243,726	243,726	-	-	-
Due to related parties	6,971,614	6,971,614	-	-	-
Total	$8,943,981	$8,093,167	$849,114	$850	$850

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

The Company did not generate any installation of power generation systems revenue for the three months ended April 30, 2020 and 2019. The Company’s sale and installation of power generation systems revenue for the nine months ended April 30, 2020 and 2019 were $0 and $392,267, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2020.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures and concluded that our disclosure controls and procedures as of April 30, 2020 were not effective.

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

Remediation Plans

Our management have taken and are implementing the following measures to address the material weaknesses in internal control over financing reporting, include:

(i)	We are setting up a key monitoring mechanism including independent directors, an audit compliance committee, a risk management committee and a strategic planning committee to oversee and monitor our risk management, business strategies and financial reporting procedure.

a.	We plan to formulate delegation of authorities and job description to clarify authorities and responsibilities of each position.

b.	We are in the process of formalizing policies and controls, such as financial management regulations, budget management system, narrative and risk control management, to enable management and other personnel to understand their internal control responsibilities including budget-to-actual analyses, balance sheet variation analysis, pro forma financial statements, and the usage of key spreadsheets for monitoring.

(ii)	We are in the process of designing employees’ key performance indicators to monitor and assess employees’ performance.

(iii)	We have prepared a list of interest expenses and established a documented process to accrue interest.

(iv)	We are in the process of updating the production policy, especially focusing on production plan and usages of raw materials.

(v)	We have set up a key strategies mechanism including an investment decision committee to oversee business acquisitions and investments. We have established a formal policy and procedures on business acquisitions and investments.

(vi)	We have kept the price comparison records of purchasing battery slices.

(vii)	We have engaged tax consultants to prepare and file our US tax returns since January 2019.

(viii)	We have established formal policy regarding user management and system backup strategy in the information system safety management regulations to regulate approval process of account opening, periodic account review on financial system, access rule of administrator account, operation log review on financial system and password policy.

(ix)	We plan to establish a formal test environment and test before system changes come online.

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

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in the Company’s internal control over financial reporting during the three months period ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Contract dispute – Sanhe Futai vs. Sanhe Xiangtian

Sanhe Futai Environmental Technology Co. Ltd. (“Sanhe Futai”) filed a lawsuit against Sanhe Xiangtian with the Sanhe People’s Court regarding a project and claimed unpaid work of RMB 2,500,000 (approximately $0.4 million) caused by Sanhe Futai provided the unqualified construction project work. On December 7, 2019, the Sanhe People’s Court reached a verdict ruling Sanhe Xiangtian to pay the unpaid work balance plus interest and court fee. Sanhe Xiangtian filed an appeal with Langfang City Intermediate People’s Court of Hebei Province. On May 6, 2020, Langfang City Intermediate People’s Court of Hebei Province issued a ruling that the facts of the first verdict was unclear and required the case to be retrial. The Company does not believe the litigation will have a material impact on its current operations and financial statements as the accounts payable amount has been properly accrued.

Acquisition payment dispute – Sanhe Xiangtian vs. Wenhe Han and Guifen Wang

On March 19, 2019, Wenhe Han and Guifen Wang, former shareholders of Tianjin Jiabaili (collectively known as the “Plaintiffs”), filed a lawsuit against Xianning Xiangtian in People’s Court of Jizhou District, Tianjin City for a dispute over the equity transfer of Tianjin Jiabaili between Plaintiffs and Xianning Xiangtian. The Plaintiffs claimed damage amounting to RMB 2,000,000 (approximately $0.3 million) for breach of contract and demanded immediate payment on the unpaid equity transfer balance of RMB 1,720,000 (approximately $0.3 million). A hearing was held on April 23, 2019 and the court approved the request of the Plaintiffs to freeze Xianning Xiangtian’s assets worth of RMB 3,720,000 (approximately $0.6 million) before a judgement is rendered. As of the date of this report, the freeze order has not been enforced and the Company has not received the list of assets subject to this order. On April 20, 2020, the People’s Court of Jizhou District, Tianjin City reached a verdict in favor of the Plaintiffs. Xianning Xiangtian filed an appeal and the case is under review. Management currently cannot estimate the outcome of the litigation. The Company does not believe the litigation will have a material impact on its current operations and financial statements as the acquisition payment amount has been properly accrued.

On April 15, 2019, Xianning Xiangtian filed a lawsuit against Wenhe Han and Guifen Wang, former shareholders of Tianjin Jiabaili, for the same dispute over the equity transfer of Tianjin Jiabaili in the People’s Court of Jizhou District, Tianjin City. Xianning Xiangtian claimed damage amounting to RMB 2,000,000 (approximately $0.3 million) and demanded immediate refund of RMB 5,080,000 (approximately $0.8 million) plus six percent (6%) annual interest starting from April 15, 2019 due to misrepresentation of the production facility of Tianjin Jiabaili from the former shareholders of Tianjin Jiabiali. A hearing was held June 11, 2019 and the court approved the request of the Company to freeze Wenhe Han and Guifen Wang’s personal assets worth of RMB 7,080,000 (approximately $1.0 million). On October 8, 2019, the People’s Court of Jizhou District, Tianjin City reached a verdict and rejected the Xianning Xiangtian’s claim. Xianning Xiangtian filed an appeal and the case is under review by the People’s Court of Jizhou District, Tianjin City. Management currently cannot estimate the outcome of the litigation.

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

Dispute matter	Claim amount
1) Negotiable instruments	$580,975
2) Labor	992
Total	$581,967

Shimen Government Inquiry

On June 10, 2019, Xianning Xiangtian received an inquiry from Shimen County Market Supervision Bureau (the “Bureau”) with respect to a formal investigation it initiated against Xianning Xiangtian on May 10, 2019.  The Bureau stated it is investigating that Xianning Xiangtian was selling its shares to the public in anticipation of a Nasdaq listing in the near future as part of a multi-level marketing scheme.  On June 14, 2019, Xianning Xiangtian issued a Letter of Statement in response to the inquiry and stated Xianning Xiangtian never issued any shares to the unspecified public since its incorporation and that all of the Company’s shares are registered with the Company’s Transfer Agent. Following Xianning Xiangtian’s delivery of its Letter of Statement, it has not received any further inquiries from the Bureau. After the Bureau’s investigation, it has reached an administrative penalty decision to another business entity with similar name and confirmed that Xianning Xiangtian has no relation with the penalized business entity.

Item 1A. Risk Factors.

Please refer to our note on forward-looking statements on page ii of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

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

XT Energy Group, Inc.

Dated: July 17, 2020	By:	/s/ Zhou Deng Hua
Name: Zhou Deng Hua
Title: Chief Executive Officer (Principal Executive Officer)

Dated: July 17, 2020	By:	/s/ Jianzheng Cao
Name: Jianzheng Cao
Title: Chief Financial Officer (Principal Financial and Accounting Officer)